Form 10-Q
period 1995-03-31
BUTLER INTERNATIONAL INC /MD/
filed 1995-05-15
CIK 786765

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  MARCH 31, 1995
                                   ---------------------------------------------

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File Number                      0-14951
                                                 -------



                           BUTLER INTERNATIONAL, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


                    MARYLAND                      06-1154321
          ------------------------------      ------------------
         (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)      Identification No.)


                110 Summit Avenue, Montvale, New Jersey  07645
             (Address of principal executive offices)  (Zip Code)


      Registrant's telephone number, including area code  (201) 573-8000
                                                          --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .   No _____.
    -----


As of May 1, 1995, 5,906,658 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

(A) Condensed Consolidated Balance Sheets - March 31, 1995 (Unaudited) and December 31, 1994

(B) Condensed Consolidated Statements of Operations (Unaudited) - quarter ended March 31, 1995 and quarter ended March 31, 1994

(C) Condensed Consolidated Statements of Cash Flows (Unaudited) - quarter ended March 31, 1995 and quarter ended March 31, 1994

(D)  Notes to Condensed Consolidated Financial Statements (Unaudited)

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                        (in thousands except share data)


                                                     March 31,   December 31,
                                                       1995          1994
                                                    -----------  -------------
                                                    (Unaudited)
ASSETS
- ------
Current assets:
  Cash and cash equivalents                           $  1,350       $  2,285
  Accounts receivable, net                              76,044         63,149
  Other current assets                                   3,702          3,119
                                                      --------       --------
          Total current assets                          81,096         68,553

Property and equipment, net                             13,859         13,237
Other assets and deferred charges                        1,141          1,303
Excess cost over net assets of
 business acquired, net                                 24,605         24,717
                                                      --------       --------

          Total assets                                $120,701       $107,810
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities            $ 26,535       $ 17,535
  Current portion of long-term debt                      2,453          2,863
                                                      --------       --------
          Total current liabilities                     28,988         20,398
                                                      --------       --------

Long-term debt                                          49,828         45,746
                                                      --------       --------
Other long-term liabilities                              4,220          4,268
                                                      --------       --------

Stockholders' equity:
Preferred stock, par value $.001 per share,
  authorized 5,000,000:  Series B Cumulative
  Convertible, authorized 2,400,000; issued
  2,288,878 at March 31, 1995  and at
  December 31, 1994  (Aggregate liquidation
  preference $2,288,878 at March 31, 1995
  and at December 31, 1994)                                  2              2
Common stock, par value $.001 per share,
  authorized 83,333,333; issued and outstanding
  5,906,658 at March 31, 1995 and 5,903,658
  at December 31, 1994                                       6              6
Additional paid-in capital                              92,649         92,635
Accumulated deficit                                    (54,239)       (54,650)
Cumulative foreign currency translation
  adjustment                                              (753)          (595)
                                                      --------       --------

          Total stockholders' equity                    37,665         37,398
                                                      --------       --------

          Total liabilities and
            stockholders' equity                      $120,701       $107,810
                                                      ========       ========

   The accompanying notes are an integral part of these financial statements.

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                 (in thousands except share and per share data)
                                  (Unaudited)


                                                  Quarter      Quarter
                                                   ended        ended
                                                 March 31,    March 31,
                                                   1995         1994
                                                   ----         ----
Net sales                                        $ 116,294    $  85,296
Cost of sales                                      101,458       73,468
                                                 ---------    ---------

   Gross margin                                     14,836       11,828

Depreciation and amortization                          638          595
Selling, general and administrative expenses        12,332       10,460
                                                 ---------    ---------

Income before other income (expense)
  and income taxes                                   1,866          773

Other income (expense):
  Interest and other income                            148          173
  Interest expense                                  (1,421)        (829)
                                                 ---------    ---------
Income before income taxes                             593          117

  Income taxes                                         142           30
                                                 ---------    ---------

Net income                                       $     451    $      87
                                                 =========    =========

Primary income per share                         $     .07    $.     01
                                                 =========    =========
Average number of common shares and
 common stock equivalents outstanding            6,259,855    5,497,204
                                                 =========    =========

   The accompanying notes are an integral part of these financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                (in thousands)
                                  (Unaudited)

                                                   Quarter     Quarter
                                                    ended       ended
                                                  March 31,   March 31,
                                                     1995        1994
                                                  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $    451     $    87
    Adjustments to reconcile net income to net
      cash used in operating activities:
    Depreciation and excess purchase
      price amortization                                638         594
    Amortization of deferred financing
      and employee stock purchase
      plan loans                                        142         143
    Foreign currency translation                       (158)        (84)
  (Increase) decrease in assets,
    increase (decrease) in liabilities:
     Accounts receivable                            (12,895)     (4,955)
     Other current assets                              (583)       (311)
     Other assets                                        23         (49)
     Current liabilities                              9,030       1,653
     Other long-term liabilities                        (48)        (78)
                                                   --------     -------

Net cash used in operating activities                (3,400)     (3,000)
                                                   --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - net                         (1,015)       (479)
  Cost of business acquired                            (133)        (32)
  Expenses paid in conjunction with
    discontinued operations                             (73)       (535)
                                                   --------     -------

Net cash used in investing activities                (1,221)     (1,046)
                                                   --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under financing
    agreements                                        3,727       3,417
  Net proceeds from the issuance of
    common stock                                         14         465
  Net payments in conjunction with
    headquarters building purchase                      (55)       (280)
                                                   --------     -------
Net cash provided by financing activities             3,686       3,602
                                                   --------     -------

  Net decrease in cash and
    cash equivalents                                   (935)       (444)

  Cash and cash equivalents,
    beginning of period                               2,285       1,908
                                                   --------     -------

  Cash and cash equivalents,
    end of period                                  $  1,350     $ 1,464
                                                   ========     =======

   The accompanying notes are an integral part of these financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)

NOTE 1 - PRESENTATION:

The consolidated financial statements include the accounts of Butler International, Inc. ("the Company") and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. Certain amounts from prior period condensed consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform with current period presentation.

The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow at March 31, 1995 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, this report should be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of operating results for the full year.


NOTE 2 - CREDIT FACILITY:

In May, 1994, certain of the Company's U.S. and Canadian operating subsidiaries entered into a three year Credit Facility with General Electric Capital Corporation ("GECC"). This Credit Facility replaced the previous $30.0 million credit facility and provides the Company with up to $45 million in loans including $6.0 million for letters of credit. The sum of the aggregate amount of loans outstanding under the Credit Facility plus the aggregate amount available for letters of credit may not exceed the lessor of (i) $45.0 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables (which percentages are subject to adjustment from time to time by the Company's principal lender - GECC). The interest rate chargeable to the Company is fixed at the beginning of each month based upon the 30 day commercial paper rate in effect at the close of the last business day of each month, plus three hundred basis points. The interest rate in effect on March 31, 1995 was 9.05% and the average interest rate since January 1, 1995 was 9.06%. The maximum line of credit under the Credit Facility was increased by GECC at the Company's request to $50.0 million in December, 1994. This increase will provide additional borrowing capacity, if needed, for working capital, capital expenditures and related purposes. The Company and Butler Service Group
- - Canada, Ltd. have each guaranteed all obligations incurred or created under the Credit Facility. The Company is also required to comply with certain affirmative and financial covenants as amended. The Company is in compliance with the aforementioned covenants.


NOTE 3 - COMMON STOCK:

During the quarter ended March 31, 1995, the Company received proceeds of $13,500 for the exercise of 3,000 common stock purchase warrants.


NOTE 4 - EARNINGS PER SHARE:

Primary earnings per share are determined by dividing net earnings (after deducting preferred stock dividends) by the weighted average number of common shares outstanding and common stock equivalents. On a fully-diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of convertible preferred stock at the beginning of the period presented. Fully-diluted earnings per share for the quarter ended March 31, 1995 and March 31, 1994 are not shown since the effect of the conversion of preferred stock was either not material or anti-dilutive.

NOTE 5 - CONTINGENCIES:

The Company and its subsidiaries are parties to various legal proceedings and claims incidental to its normal business operations. In the opinion of management, based on the advice of counsel, all of these proceedings and claims in which the Company and its subsidiaries are defendants, can ultimately be defended and resolved without a material adverse effect on the financial position of the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
        Financial Condition
        -------------------


RESULTS OF OPERATIONS
- ---------------------

Net sales for the quarter ended March 31, 1995 were $116.3 million as compared to $85.3 million which resulted in an increase of $31.0 million or 36.3% over the same period last year. Net income was $0.5 million, or $.07 per share as compared to last year's $0.1 million or $.01 per share. Operating cash flow was $1.2 million or $.20 per share as compared to last year's $0.8 million of $.15 per share. Operating results for the first quarter of 1995 included 14 weeks as compared to 13 weeks last year. Common stock and common stock equivalents outstanding for the first quarter 1995 were 6,259,855 as compared to last year's total of 5,497,204.

For the quarter the Company's sales increase was primarily attributed to a 24% increase in billable employees over last year. Gross margins were down from last year's 13.9% to 12.8% as Contract Technical Services ("CTS") margins were lower. For the quarter, however, CTS sales and profits were still ahead of last year. The Company continues to gradually shift its product mix from its CTS business to its more profitable Specialty Operations and other businesses.

All of the Company's major businesses reported improved operating results over last year with the exception of Butler Telecom's operation in Mexico. The continued erosion of the Mexican Peso and other operating difficulties in Mexico caused this operation to sustain a $0.3 million loss for the quarter as compared to a profit of $0.2 million for the same period last year. Cost reduction programs implemented during the quarter should result in breakeven operations in Mexico from now on until the overall situation improves. Specialty Operations (including Fleet Services), Butler Telecom and the Company's operation in the United Kingdom all reported significant increases over last year in both sales and profits for this period.

Interest expenses amounted to $1.4 million and was up $0.6 million, when compared to last year's first quarter interest expenses of $0.8 million, because of higher interest rates and borrowings.

Income taxes consist of federal, state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's primary sources of funds are generated from operations and borrowings under its Credit Facility. As of March 31, 1995, $42.9 million was outstanding under the Credit Facility, and an additional $4.3 million was used to collateralize letters of credit. Proceeds from the Credit Facility were used by the Company to finance working capital, capital expenditures and other business related expenses.

In May, 1994, certain of the Company's U.S. and Canadian operating subsidiaries entered into a three year Credit Facility with General Electric Capital Corporation ("GECC"). This Credit Facility replaced the previous $30.0 million credit facility and provides the Company with up to $45 million in loans including $6.0 million for letters of credit. The sum of the aggregate amount of loans outstanding under the Credit Facility plus the aggregate amount available for letters of credit may not exceed the lessor of (i) $45.0 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables (which percentages are subject to adjustment from time to time by the Company's principal lender - GECC). The interest rate chargeable to the Company is fixed at the beginning of each month based upon the 30 day commercial paper rate in effect at the close of the last business day of each month, plus three hundred basis points. The interest rate in effect on March 31, 1995 was 9.05% and the average interest rate since January 1, 1995 was 9.06%. The maximum line of credit under the Credit Facility was increased by GECC at the Company's request to $50.0 million in December, 1994. The Company has recently borrowed the maximum amount available under its existing Credit Facility and will have to increase the credit line or secure other financing alternatives in order to continue its planned growth. Discussions are currently underway with GECC and other potential lenders to address the Company's financial needs for the short and medium term. The Company and Butler Service Group - Canada, Ltd. have each guaranteed all obligations incurred or created under the Credit Facility. The Company is also required to comply with certain affirmative and financial covenants as amended. The Company is in compliance with the aforementioned covenants.

Cash and cash equivalents decreased by $0.9 million during the quarter ended March 31, 1995. Principal sources of cash inflows amounted to $5.1 million and were made up of: borrowings under the Credit Facility of $3.9 million and net income before depreciation and amortization of $1.2 million. Cash outflows amounted to $6.0 million and were needed for: increased working capital requirements of $4.6 million, capital expenditures of $1.0 million and other expenditures of $0.4 million.

During the quarter ended March 31, 1995, the Company received $13,500 of net proceeds from warrant holders for the exercise of 3,000 common stock purchase warrants.

                          PART II - OTHER INFORMATION

Item

     1.  Legal Proceedings - None

     2.  Changes in Securities - None

     3.  Defaults Upon Senior Securities - None

     4.  Submission of Matters to a Vote of Security Holders - None

     5.  Other Information - None

     6.  Exhibits and Reports on Form 8-K
         (a) Exhibit 27 - Financial Data Schedule
         (b) Reports on Form 8-K - None

                                  SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                                 (Registrant)



May 15, 1995                        By:   /s/ Edward M. Kopko
                                         -------------------------
                                         Edward M. Kopko
                                         Chairman and Chief Executive
                                         Officer



May 15, 1995                        By:   /s/ Warren F. Brecht
                                         -------------------------
                                         Warren F. Brecht
                                         Vice President, Secretary,
                                         and Treasurer



May 15, 1995                        By:   /s/ Raymond J. Lacroix
                                         -------------------------
                                         Raymond J. Lacroix
                                         Senior Vice President and
                                         Chief Financial Officer