Form 10-Q
period 1995-06-30
BUTLER INTERNATIONAL INC /MD/
filed 1995-08-09
CIK 786765

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   JUNE 30, 1995
                                ------------------------------

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

Yes   X  .   No _____.
    -----


As of August 3, 1995, 5,968,783 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

(A)  Consolidated Balance Sheets - June 30, 1995 (Unaudited) and December 31,
     1994

(B) Consolidated Statements of Operations (Unaudited) - quarter ended June 30, 1995 and quarter ended June 30, 1994

(C) Consolidated Statements of Operations (Unaudited) - six months ended June 30, 1995 and six months ended June 30, 1994

(D) Consolidated Statements of Cash Flows (Unaudited) - six months ended June 30, 1995 and six months ended June 30, 1994

(E)  Notes to Consolidated Financial Statements (Unaudited)

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                        (in thousands except share data)

                                                              June 30,    December 31,
                                                                1995          1994
                                                             -----------  -------------
                                                             (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents                                    $  1,347       $  2,285
  Accounts receivable, net                                       80,953         63,149
  Other current assets                                            3,796          3,119
                                                               --------       --------
          Total current assets                                   86,096         68,553

Property and equipment, net                                      14,855         13,237
Other assets and deferred charges                                   931          1,303
Excess cost over net assets of
 business acquired, net                                          24,512         24,717
                                                               --------       --------

          Total assets                                         $126,394       $107,810
                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                     $ 24,616       $ 17,535
  Current portion of long-term debt                               3,734          2,863
                                                               --------       --------
          Total current liabilities                              28,350         20,398
                                                               --------       --------

Long-term debt                                                   55,290         45,746
                                                               --------       --------
Other long-term liabilities                                       3,885          4,268
                                                               --------       --------

Stockholders' equity:
Preferred stock, par value $.001 per share,
  authorized 5,000,000:  Series B Cumulative Convertible,
  authorized 2,400,000; issued 2,368,329 at June 30, 1995
  and 2,288,878 at December 31, 1994  (Aggregate
  liquidations preference $2,368,329 at June 30, 1995
  and $2,288,878 at December 31, 1994)                                2              2
Common stock, par value $.001 per share, authorized
  83,333,333; issued and outstanding 5,968,783 at
  June 30, 1995 and 5,903,658 at December 31, 1994                    6              6
Additional paid-in capital                                       92,695         92,635
Accumulated deficit                                             (53,112)       (54,650)
Cumulative foreign currency translation adjustment                 (722)          (595)
                                                               --------       --------

          Total stockholders' equity                             38,869         37,398
                                                               --------       --------

          Total liabilities and stockholders' equity           $126,394       $107,810
                                                               ========       ========



   The accompanying notes are an integral part of these financial statements.

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                 (in thousands except share and per share data)
                                  (Unaudited)

                                                 Quarter     Quarter
                                                 ended       ended
                                                 June 30,    June 30,
                                                  1995        1994
                                                -----------  ----------

Net sales                                       $  110,514   $   96,125
Cost of sales                                       94,224       82,457
                                                ----------   ----------

   Gross margin                                     16,290       13,668

Depreciation and amortization                          684          651
Selling, general and administrative expenses        12,693       11,155
                                                ----------   ----------

Income before other income (expense)
  and income taxes                                   2,913        1,862

Other income (expense):
  Interest and other                                   126          (35)
  Interest expense                                  (1,576)      (1,011)
                                                ----------   ----------

Income before income taxes                           1,463          816

  Income taxes                                         296          188
                                                ----------   ----------

Net income                                      $    1,167   $      628
                                                ==========   ==========

Net income per share:
  Primary                                             $.18         $.10
  Assuming full-dilution                              $.17         $.10
                                                ----------   ----------

Average number of common shares and
 common stock equivalents outstanding:
  Primary                                        6,260,215    5,606,495
  Assuming full-dilution                         6,940,639    6,519,474


   The accompanying notes are an integral part of these financial statements.

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                 (in thousands except share and per share data)
                                  (Unaudited)

                                                 Six Months  Six Months
                                                 ended       ended
                                                 June 30,    June 30,
                                                  1995        1994
                                                -----------  ----------

Net sales                                       $  226,808   $  181,421
Cost of sales                                      195,682      155,925
                                                ----------   ----------

   Gross margin                                     31,126       25,496

Depreciation and amortization                        1,322        1,246
Selling, general and administrative expenses        25,025       21,615
                                                ----------   ----------

Income before other income (expense)
  and income taxes                                   4,779        2,635

Other income (expense):
  Interest and other                                   274          138
  Interest expense                                  (2,997)      (1,840)
                                                ----------   ----------

Income before income taxes                           2,056          933

  Income taxes                                         438          218
                                                ----------   ----------

Net income                                      $    1,618   $      715
                                                ==========   ==========

Net income per share:
  Primary                                             $.25         $.11
  Assuming full-dilution                              $.23         $.11

Average number of common shares and
 common stock equivalents outstanding:
  Primary                                        6,244,825    5,549,311
  Assuming full-dilution                         6,915,352    6,460,961




   The accompanying notes are an integral part of these financial statements.

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (in thousands)
                                  (Unaudited)

                                                   Six Months   Six Months
                                                      ended        ended
                                                    June 30,     June 30,
                                                      1995         1994
                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $  1,618      $   715
    Adjustments to reconcile net income
      to net cash used in operating activities:
    Depreciation and excess purchase
      price amortization                                1,322        1,246
    Amortization of deferred financing
      and employee stock purchase
      plan loans                                          292          133
    Foreign currency translation                         (127)          19
(Increase) decrease in assets,
   increase (decrease) in liabilities:
     Accounts receivable                              (17,804)      (9,337)
     Other current assets                                (677)        (553)
     Other assets                                          86       (1,021)
     Current liabilities                                7,156        1,866
     Other long-term liabilities                         (383)        (499)
                                                     --------      -------
Net cash used in operating activities                  (8,517)      (7,431)
                                                     --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - net                           (2,445)      (1,044)
  Cost of business acquired                              (290)         (30)
  Expenses paid in conjunction with
   discontinued operations                                (81)        (534)
                                                     --------      -------
Net cash used in investing activities                  (2,816)      (1,608)
                                                     --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under financing
    agreements                                         10,488        8,626
  Net proceeds from the issuance of
    common stock                                          106          789
  Net payments in conjunction with
    headquarters building purchase                        (73)        (510)
  Payment of dividends on preferred stock                   -          (50)
  Repurchase common stock                                (126)           -
                                                     --------      -------
Net cash provided by financing activities              10,395        8,855
                                                     --------      -------
  Net decrease in cash and
    cash equivalents                                     (938)        (184)
  Cash and cash equivalents,
    beginning of period                                 2,285        1,908
                                                     --------      -------

  Cash and cash equivalents,
    end of period                                    $  1,347      $ 1,724
                                                     ========      =======

   The accompanying notes are an integral part of these financial statements.

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)

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

The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow at June 30, 1995 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, this report should be read in conjunction with the Company's annual report on Form 10-K for the period ended December 31, 1994. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of operating results for the full year.


NOTE 2 - CREDIT FACILITY:

In May, 1994, certain of the Company's U.S and Canadian operating subsidiaries entered into a three-year Credit Facility with General Electric Capital Corporation ("GECC"). This Credit Facility replaced the previous $30.0 million credit facility and provides the Company with up to $45.0 million in loans including $6.0 million for letters of credit. The sum of the aggregate amount of loans outstanding under the Credit Facility plus the aggregate amount available for letters of credit may not exceed the lessor of (i) $45.0 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables (which percentages are subject to adjustment from time to time by the Company's principal lender - GECC). The interest rate chargeable to the Company is fixed at the beginning of each month based upon the 30 day commercial paper rate in effect at the close of the last business day of each month, plus three hundred basis points. The interest rate in effect on June 30, 1995 and the average rate since January 1, 1995 was 9.07%. The maximum line of credit under the Credit Facility was increased by GECC at the Company's request from $45.0 million to $55.0 million as of June 30, 1995. This increase will provide additional borrowing capacity for working capital, capital expenditures and related purposes. The Company and Butler Service Group -Canada Ltd. have each guaranteed all obligations incurred or created under the Credit Facility. The Company is also required to comply with certain affirmative and financial covenants as amended. The Company is in compliance with the aforementioned covenants.

NOTE 3 - COMMON STOCK:

In the six months ended June 30, 1995, the Company issued 85,083 shares of common stock upon the exercise of various stock options and repurchased and retired 19,958 shares of common stock.

NOTE 4 - PREFERRED STOCK:

On June 30, 1995, approximately $80,000 of dividends in kind were paid to holders of Series B Preferred Stock.


NOTE 5 - EARNINGS PER SHARE:

Primary earnings per share are determined by dividing net earnings (after deducting preferred stock dividends) by the weighted average number of common shares outstanding and common stock equivalents. On a fully-diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of convertible preferred stock.

NOTE 6 - CONTINGENCIES:

The Company and its subsidiaries are parties to various legal proceedings and claims incidental to its normal business operations. In the opinion of management, based on the advice of counsel, all of these proceedings and claims in which the Company and its subsidiaries are defendants, can ultimately be defended and resolved without a material adverse effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
        Financial Condition
        -------------------


RESULTS OF OPERATIONS
---------------------

Net sales for the quarter ended June 30, 1995 were $110.5 million compared to $96.1 million, representing a 15.0% increase over the second quarter of 1994. Net income was approximately $1.2 million, or $.18 per share, and was up 86% as compared to $0.6 million, or $.10 per share for the same period in 1994. For the six months ended June 30, 1995, net sales of $226.8 million were 25% above the $181.4 million recorded in the first half of 1994. Net income for the first six months of 1995 was $1.6 million, or $.25 per share compared to $0.7 million, or $.11 per share for the same period in 1994. Operating cash flow was $3.2 million for the six months ended June 30, 1995 as compared to $2.1 million for the same period in 1994. Average common stock and common stock equivalents outstanding for the first half of 1995 increased to 6.2 million in 1995 from 5.5 million in 1994.

For the quarter, the Company's net sales increase was primarily attributed to an 8% increase in billable employees over the second quarter of 1994, coupled with improved gross margins of 14.7% for the quarter ended June 30, 1995, compared to 14.2% for the same period in 1994. The Company continues to gradually shift its product mix from its Contract Technical Services business (which historically accounted for more than half of the Company's net sales) to its more profitable Specialty Operations and other businesses. All of the Company's major businesses reported increased net sales and profits over last year. Specialty Operations, Butler Telecom (domestic), and operations in the United Kingdom, all reported significant increases in net sales and operating profits over last year, for the quarter and for the first six months.

Interest expense was $1.6 million and $3.0 million for the three and six months ended June 30, 1995 compared with $1.0 million and $1.8 million for the same period in 1994. This increase is due to higher interest rates and outstanding debt balances.

Income taxes consist of federal, state and foreign income taxes. The effective tax rates for the three and six months ended June 30, 1995 were 20.2% and 21.3%, respectively compared to 23.0% and 23.4% for the comparable periods in 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are generated from operations and borrowings under its Credit Facility. As of June 30, 1995, $48.4 million was outstanding under the Credit Facility, and an additional $4.3 million was used to collateralize letters of credit. Proceeds from the Credit Facility were used by the Company to finance working capital, capital expenditures and other business related expenses.

In May, 1994, certain of the Company's U.S and Canadian operating subsidiaries entered into a three-year Credit Facility with General Electric Capital Corporation ("GECC"). This Credit Facility replaced the previous $30.0 million credit facility and provides the Company with up to $45.0 million in loans including $6.0 million for letters of credit. The sum of the aggregate amount of loans outstanding under the Credit Facility plus the aggregate amount available for letters of credit may not exceed the lessor of (i) $45.0 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables (which percentages are subject to adjustment from time to time by the Company's principal lender - GECC). The interest rate chargeable to the Company is fixed at the beginning of each month based upon the 30 day commercial paper rate in effect at the close of the last business day of each month, plus three hundred basis points. The interest rate in effect on June 30, 1995 and the average rate since January 1, 1995 was 9.07%. The maximum line of credit under the Credit Facility was increased by GECC at the Company's request from $45.0 million to $55.0 million as of June 30, 1995. This increase will provide additional borrowing capacity for working capital, capital expenditures and related purposes. The Company and Butler Service Group -Canada Ltd. have each guaranteed all obligations incurred or created under the Credit Facility. The Company is also required to comply with certain affirmative and financial covenants as amended. The Company is in compliance with the aforementioned covenants.

Discussions are currently underway with GECC and other potential lenders to address the Company's financial needs for the short and medium term.

Cash and cash equivalents decreased by $0.9 million in the first half of 1995. Principal sources of cash inflows consisted of: borrowings under the Credit Facility of $9.4 million, borrowings under short-term financing agreements of $1.1 million and net income before depreciation and amortization of $3.2 million. Cash outflows consisted of: increased working capital requirements of $11.7 million, capital expenditures of $2.4 million and other expenditures of $0.5 million.

                          PART II - OTHER INFORMATION

Item

     1.  Legal Proceedings - None

     2.  Changes in Securities - None

     3.  Defaults Upon Senior Securities - None

     4. Submission of Matters to a Vote of Security Holders - At the Annual Meeting of Stockholders held on May 23, 1995, a quorum, consisting of approximately 91% of the Company's common and preferred stock outstanding and entitled to vote at the meeting, was present in person or by proxy. At the meeting, the following proposals were approved by the stockholders: Proposal #1 - Hugh G. McBreen was re-elected as First Class Director. Edward M. Kopko, Frederick H. Kopko, John F. Hegarty and Nikhil S. Nagaswami continue to serve as directors. Proposal #2 -To amend the 1992 Stock Option Plan, 1992 Incentive Stock Option Plan and the 1992 Stock Bonus Plan, and Proposal #3 - To amend the 1992 Stock Option Plan for Non-Employee Directors.

                         FOR     WITHHELD
                      ---------  --------

       Proposal #1    7,140,886   278,365
                                                       BROKER
                      FOR        AGAINST   ABSTAIN  NON-VOTES
                      ---------  --------  -------    -------
       Proposal #2    6,665,138   606,152   35,635    112,326
       Proposal #3    6,670,214   597,674   39,037    112,326

     5.  Other Information - None

     6.  Exhibits and Reports on Form 8-K
        (a) Exhibit 10.1 - Amendment, dated June 29, 1995, to the Credit Agreement between the Company and General Electric Capital Corporation

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

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                                  (Registrant)



August 7, 1995                      By:   /s/ Edward M. Kopko
                                         -------------------------
                                         Edward M. Kopko,
                                         Chairman and Chief Executive
                                         Officer



August 7, 1995                      By:  /s/ Warren F. Brecht
                                         -------------------------
                                         Vice President, Secretary,
                                         and treasurer



August 7, 1995                      By:   /s/ Raymond J. Lacroix
                                         -------------------------
                                         Raymond J. Lacroix
                                         Senior Vice President and
                                         Chief Financial Officer