Form 10-Q
period 1995-09-30
BUTLER INTERNATIONAL INC /MD/
filed 1995-11-14
CIK 786765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



(Mark One)

 {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended              SEPTEMBER 30, 1995
                                 --------------------------------------

                                      OR

 {_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X  .   No _____.
    -----


As of November 13, 1995, 5,993,783 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

(A) Consolidated Balance Sheets - September 30, 1995 (Unaudited) and December 31, 1994

(B) Consolidated Statements of Operations (Unaudited) - quarter ended September 30, 1995 and quarter ended September 30, 1994

(C) Consolidated Statements of Operations (Unaudited) - nine months ended September 30, 1995 and nine months ended September 30, 1994

(D) Consolidated Statements of Cash Flows (Unaudited) - nine months ended September 30, 1995 and nine months ended September 30, 1994

(E)      Notes to Consolidated Financial Statements (Unaudited)

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       (in thousands except share data)


                                                                  September 30,   December 31,
                                                                    1995              1994
                                                                 ----------         ----------
                                                                 (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents                                        $  4,380          $  2,285
  Accounts receivable, net                                           81,192            63,149
  Other current assets                                                4,486             3,119
                                                                   --------          --------
     Total current assets                                            90,058            68,553

Property and equipment, net                                          15,170            13,237
Other assets and deferred charges                                       672             1,303
Excess cost over net assets of
 business acquired, net                                              24,396            24,717
                                                                   --------          --------

     Total assets                                                  $130,296          $107,810
                                                                   ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                         $ 27,273          $ 17,535
  Current portion of long-term debt                                   3,730             2,863
                                                                   --------          --------
     Total current liabilities                                       31,003            20,398
                                                                   --------          --------

Long-term debt                                                       56,561            45,746
                                                                   --------          --------
Other long-term liabilities                                           3,867             4,268
                                                                   --------          --------

Stockholders' equity:
Preferred stock, par value $.001 per share,
  authorized 5,000,000:  Series B Cumulative Convertible,
  authorized 2,400,000; issued 2,368,329 at September 30, 1995 and 2,288,878 at December 31, 1994  (Aggregate
  liquidations preference $2,368,329 at September 30, 1995
  and $2,288,878 at December 31, 1994)                                    2                 2
Common stock, par value $.001 per share, authorized
  83,333,333; issued and outstanding 5,968,783 at
  September 30, 1995 and 5,903,658 at December 31, 1994                   6                 6
Additional paid-in capital                                           92,695            92,635
Accumulated deficit                                                 (53,070)          (54,650)
Cumulative foreign currency translation adjustment                     (768)             (595)
                                                                   --------          --------

     Total stockholders' equity                                      38,865            37,398
                                                                   --------          --------

     Total liabilities and stockholders' equity                    $130,296          $107,810
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

                                                                    Quarter            Quarter
                                                                     ended              ended
                                                                 September 30,      September 30,
                                                                     1995               1994
                                                                     ----               ----
Net sales                                                        $  108,222         $  100,234
Cost of sales                                                        92,776             86,387
                                                                 ----------         ----------

   Gross margin                                                      15,446             13,847

Depreciation and amortization                                           682                636
Selling, general and administrative expenses                         13,031             11,217
                                                                 ----------         ----------

Income before other income (expense)
  and income taxes                                                    1,733              1,994

Other income (expense):
  Interest and other                                                    168                 97
  Interest expense                                                   (1,835)            (1,120)
                                                                 ----------         ----------

Income before income taxes                                               66                971

  Income taxes (benefits)                                               (17)               199
                                                                 ----------         ----------

Net income                                                       $       83         $      772
                                                                 ==========         ==========

Net income per share:
  Primary                                                        $      .01               $.13
  Assuming full-dilution                                         $      .01               $.12

Average number of common shares and
 common stock equivalents outstanding:
  Primary                                                         6,354,258          5,648,581
  Assuming full-dilution                                          7,004,219          6,659,243


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

                                                  Nine Months         Nine Months
                                                    ended                ended
                                                 September 30,       September 30,
                                                    1995                 1994
                                                    ----                 ----
Net sales                                        $  335,030          $  281,655
Cost of sales                                       288,458             242,312
                                                 ----------          ----------

   Gross margin                                      46,572              39,343

Depreciation and amortization                         2,004               1,882
Selling, general and administrative expenses         38,056              32,832
                                                 ----------          ----------

Income before other income (expense)
  and income taxes                                    6,512               4,629

Other income (expense):
  Interest and other                                    442                 235
  Interest expense                                   (4,832)             (2,960)
                                                 ----------          ----------

Income before income taxes                            2,122               1,904

  Income taxes                                          421                 417
                                                 ----------          ----------

Net income                                       $    1,701          $    1,487
                                                 ==========          ==========

Net income per share:
  Primary                                        $      .25          $      .23
  Assuming full-dilution                         $      .24          $      .23

Average number of common shares and
 common stock equivalents outstanding:
  Primary                                         6,281,293           5,579,187
  Assuming full-dilution                          6,982,273           6,608,237




  The accompanying notes are an integral part of these financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (in thousands)
                                  (Unaudited)

                                                                 Nine Months         Nine Months
                                                                    ended               ended
                                                                September 30,       September 30,
                                                                    1995                 1994
                                                                  --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $  1,701             $  1,487
    Adjustments to reconcile net income
      to net cash used in operating activities:
    Depreciation and excess purchase
      price amortization                                             2,003                1,882
    Amortization of deferred financing
      and employee stock purchase
      plan loans                                                       453                  262
    Foreign currency translation                                      (173)                  89
(Increase) decrease in assets,
   increase (decrease) in liabilities:
     Accounts receivable                                           (18,043)             (13,122)
     Other current assets                                           (1,367)                (534)
     Other assets                                                      187                 (710)
     Current liabilities                                             9,796                2,511
     Other long-term liabilities                                      (401)                (532)
                                                                  --------             --------
Net cash used in operating activities                               (5,844)              (8,667)
                                                                  --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - net                                        (3,196)              (1,875)
  Cost of business acquired                                           (419)                (322)
  Expenses paid in conjunction with
   discontinued operations                                            (108)                (571)
                                                                  --------             --------
Net cash used in investing activities                               (3,723)              (2,768)
                                                                  --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under financing
    agreements                                                      11,755               10,652
  Net proceeds from the issuance of
    common stock                                                       106                  884
  Net payments in conjunction with
    headquarters building purchase                                     (73)                (800)
  Payment of dividends on preferred stock                                -                  (50)

  Repurchase common stock                                             (126)                   -
                                                                  --------             --------
Net cash provided by financing activities                           11,662               10,686
                                                                  --------             --------
  Net increase (decrease) in cash and
    cash equivalents                                                 2,095                 (749)
  Cash and cash equivalents,
    beginning of period                                              2,285                1,908
                                                                  --------             --------

  Cash and cash equivalents,
    end of period                                                 $  4,380             $  1,159
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

The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow at September 30, 1995 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, this report should be read in conjunction with the Company's annual report on Form 10-K for the period ended December 31, 1994. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of operating results for the full year.

NOTE 2 - CREDIT FACILITY:

In May, 1994, certain of the Company's U.S and Canadian operating subsidiaries entered into a three-year Credit Facility with General Electric Capital Corporation ("GECC"). This Credit Facility provides the Company with up to $55.0 million in loans including $6.0 million for letters of credit. The sum of the aggregate amount of loans outstanding under the Credit Facility plus the aggregate amount available for letters of credit may not exceed the lessor of
(i) $55.0 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables (which percentages are subject to adjustment from time to time by the Company's principal lender - GECC). The interest rate chargeable to the Company is fixed at the beginning of each month based upon the 30 day commercial paper rate in effect at the close of the last business day of each month, plus three hundred basis points. The interest rate in effect on September 30, 1995 was 8.84%, and the average rate since January 1, 1995 was 9.03%. The Company and Butler Service Group - Canada Ltd. have each guaranteed all obligations incurred or created under the Credit Facility. The Company is also required to comply with certain affirmative and financial covenants as amended. The Company is in compliance with the aforementioned covenants.

NOTE 3 - COMMON STOCK:

In the nine months ended September 30, 1995, the Company issued 85,083 shares of common stock upon the exercise of various stock options and repurchased and retired 19,958 shares of common stock.

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

NOTE 6 - CONTINGENCIES:

The Company and its subsidiaries are parties to various legal proceedings and claims incidental to its normal business operations. In June, 1995, the Company filed a complaint against CIGNA Property and Casualty Insurance Company in the Court of Common Pleas of Philadelphia County, Pennsylvania alleging negligence, breach of contract, breach of fiduciary duty, and negligent misrepresentation arising out of CIGNA's and other defendants' acts and omissions in the processing, handling and investigation of claims against the Company under general liability and workmen's compensation insurance contracts. On August 31, 1995, the defendants filed an answer, new matter and counterclaim denying the Company's allegations, asserting certain affirmative defenses, and alleging that the Company has failed to pay retrospective premiums amounting to approximately $7.0 million. In the opinion of management, based on the advice of counsel, all of the proceedings and claims in which the Company and its subsidiaries are involved with can ultimately be defended and resolved without a material adverse effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
        Financial Condition
        -------------------

RESULTS OF OPERATIONS
---------------------

Net sales for the quarter ended September 30, 1995 were $108.2 million compared to $100.2 million, representing an 8.0% increase over the third quarter of 1994. Net income was approximately $0.1 million, or $.01 per share, as compared to $0.8 million, or $.13 per share for the same period in 1994. For the nine months ended September 30, 1995, net sales of $335.0 million were 19% above the $281.7 million recorded in the first nine months of 1994. Net income for the first nine months of 1995 was $1.7 million, or $.25 per share compared to $1.5 million, or $.23 per share for the same period in 1994. Operating cash flow was $4.2 million for the nine months ended September 30, 1995 as compared to $3.6 million for the same period in 1994. Average common stock and common stock equivalents outstanding for the first nine months of 1995 increased to 6.3 million in 1995 from 5.6 million in 1994.

Operating profits from the Company's various business groups, before interest, taxes and corporate expenses were greater than 1994 by $0.5 million and $3.5 million for the third quarter and year-to-date, respectively. Operating profits for Company were $1.9 million for the quarter compared to $2.1 million for the same period in 1994. Operating profits for the nine months were $7.0 million, a $2.1 million increase over 1994. The $2.1 million increase was offset by a $1.9 million increase in interest expense.

Interest expenses were up $0.7 million and $1.9 million for the quarter and year-to-date, respectively, primarily due to the increased use of the Company's credit facility to finance working capital requirements. The Company's relocation of its billing, collection and certain other administrative operations from Montvale, NJ to Lake St. Louis, MO earlier in the year has negatively impacted the billing and collection process, resulting in significantly higher accounts receivable which are financed by the credit facility.

The Company has taken significant actions to rectify the processing inefficiencies in the Lake St. Louis operation. Some of these actions include dedicating a senior financial officer, on site, hiring a new officer to take direct charge of the day-to-day operations, upgrading current staff personnel, expanding training, and further dedication of certain personnel from the operating groups. The Company anticipates interest expense will decrease as the billing and collection process gets back to normal and the Days Sales Outstanding returns to a normalized level.

Company-wide selling, general and administrative expenses were up by $1.8 million and $5.2 million over 1994 for the third quarter and year-to-date, respectively. Major contributors to the increases were expanded field operations which supported a 19% increase in year-to-date sales and the Lake St. Louis relocation and operation.

Income taxes consist of federal, state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are generated from operations and borrowings under its Credit Facility. As of September 30, 1995, $49.6 million was outstanding under the Credit Facility, and an additional $4.3 million was used to collateralize letters of credit. Proceeds from the Credit Facility were used by the Company to finance working capital, capital expenditures and other business related expenses.

In May, 1994, certain of the Company's U.S and Canadian operating subsidiaries entered into a three-year Credit Facility with General Electric Capital Corporation ("GECC"). This Credit Facility provides the Company with up to $55.0 million in loans including $6.0 million for letters of credit. The sum of the aggregate amount of loans outstanding under the Credit Facility plus the aggregate amount available for letters of credit may not exceed the lessor of
(i) $55.0 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables (which percentages are subject to adjustment from time to time by the Company's principal lender - GECC). The interest rate chargeable to the Company is fixed at the beginning of each month based upon the 30 day commercial paper rate in effect at the close of the last business day of each month, plus three hundred basis points. The interest rate in effect on September 30, 1995 was 8.84%, and the average rate since January 1, 1995 was 9.03%. The Company and Butler Service Group - Canada Ltd. have each guaranteed all obligations incurred or created under the Credit Facility. The Company is also required to comply with certain affirmative and financial covenants as amended. The Company is in compliance with the aforementioned covenants.

Discussions are currently underway with GECC and other potential lenders to address the Company's financial needs for the short and medium term.

Cash and cash equivalents increased by $2.1 million in the nine months of 1995. Principal sources of cash inflows consisted of: borrowings under the Credit Facility of $10.6 million, borrowings under short-term financing agreements of $1.1 million and net income before depreciation and amortization of $4.2 million. Cash outflows consisted of: increased working capital requirements of $10.0 million, capital expenditures of $3.2 million and other expenditures of $0.6 million.

                          PART II - OTHER INFORMATION

Item

     1.  Legal Proceedings - None

     2.  Changes in Securities - None

     3.  Defaults Upon Senior Securities - None

     4.  Submission of Matters to a Vote of Security Holders - None

     5.  Other Information - None

     6.  Exhibits and Reports on Form 8-K

          (a) Exhibits - 10.42(c) Third Amendment Agreement, dated May 15, 1995 and effective as of March 31, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed herewith as Exhibit 10.42(c).

                       10.42(d) Fourth Amendment Agreement, dated August 3, 1995 and effective as of June 1, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed herewith as Exhibit 10.42(d).

                       10.42(e) Fifth Amendment Agreement, dated October 4, 1995 and effective as of September 30, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed herewith as Exhibit 10.42(e).

                       27 Financial Data Schedule

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

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                                 (Registrant)



November 13, 1995                   By:   /s/ Edward M. Kopko
                                         -------------------------
                                         Edward M. Kopko,
                                         Chairman and Chief Executive
                                         Officer



November 13, 1995                   By:  /s/ Warren F. Brecht
                                         -------------------------
                                         Warren F. Brecht
                                         Vice President, Secretary,
                                         and Treasurer



November 13, 1995                   By:   /s/ Michael C. Hellriegel
                                         ----------------------------
                                         Michael C. Hellriegel
                                         Vice President and
                                         Controller