Form 10-K405
period 1995-12-31
BUTLER INTERNATIONAL INC /MD/
filed 1996-03-29
CIK 786765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)

 {X}  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


For the period ended           DECEMBER 31, 1995
                     ---------------------------------------

                                      OR

 { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from        to
                               -------------------------
Commission file number              0-14951
                      ----------------------------------

                          BUTLER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

          Maryland                                          06-1154321
-------------------------------                    ---------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


                110 Summit Avenue, Montvale, New Jersey  07645
              --------------------------------------------------
              Address of principal executive offices  (Zip Code)


      Registrant's telephone number, including area code: (201) 573-8000
                                                           --------------

       Securities registered pursuant to Section 12(b) of the Act:  None
                                                                    ----

          Securities registered pursuant to Section 12(g) of the Act:


                    Common Stock, par value $.001 per share
                    ---------------------------------------
                               (Title of class)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    No    .
    ---      ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}.

          The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $31,433,000. Such aggregate market value has been computed by reference to the $5.63 per share closing sale price of such stock as of March 25, 1996.


          As of March 26, 1996, 6,018,783 shares of the registrant's single class of common stock, par value $.001 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference in Part II hereof.

          A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than April 29, 1996. Portions of the proxy statement for the 1996 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                                 PART I

ITEM 1. BUSINESS
        --------

          Butler International, Inc. ("the Company"), through its subsidiaries, is a leading provider of technical services and solutions to companies throughout the world. The Company provides services on a contract basis to clients in a wide variety of industries, including telecommunications, aerospace, electronics, defense, energy and machinery & equipment. Contract services are utilized by the Company's clients for staff augmentation, project management, quality facilitation and strategic outsourcing of particular programs and functions. As of March 26, 1996, the Company had more than 7,200 employees, of which 6,700 billable employees provide these services, generally at client facilities, from a network of over 50 offices in the United States and abroad. Through its international operations, the Company currently provides similar services from offices in the United Kingdom, Indonesia, and South Africa.

          Based on 1995 net sales and the number of offices, as published in the NTSA Directory (which lists over 200 firms), the Company believes it is among the five largest companies in the domestic technical services industry. In 1995, the Company had net sales of $433.6 million from its domestic and foreign operations. A substantial amount of these sales were derived from companies included in the "Fortune 500" companies list.

          The Company was incorporated in Maryland on November 27, 1985. The principal executive offices of the Company are located at 110 Summit Avenue, Montvale, New Jersey 07645, and its telephone number is (201) 573-8000.

DESCRIPTION OF THE BUSINESS

          Contract services are utilized by the Company's clients for: (i) staff augmentation, (ii) project management and (iii) outsourcing services, as follows:

          STAFF AUGMENTATION services are provided to supplement a client's existing work force with technical professionals whose skills are tailored to the particular needs of that business. Staff augmentation is currently the largest part of the Company's revenues. Staff can be added or removed as needed, avoiding extra costs of specially-skilled people during slack times. Contract technical personnel reduce a client's personnel costs and administrative burdens.

          PROJECT MANAGEMENT services are provided through the Company assuming responsibility for specifically defined projects. Depending upon the nature of the assignment, the type of equipment required for the task and the particular needs of the client, project management services may be provided either on-site at the client's facilities or at a facility designed by the Company for this purpose. The Company frequently obtains the necessary equipment for the project (if not available from the client) on a lease basis for the expected term of the project.

          OUTSOURCING services are provided through the Company managing an entire on-going operation for or on behalf of a client, thereby reducing the cost and relieving the client of the burden of maintaining that operation. Outsourcing frequently involves performance of tasks which are ancillary to, and not a major part of, the client's normal business. Outsourcing services are provided by the Company at facilities established by the Company for that purpose. In some cases, however, where client facilities already exist for the performance of that operation, the Company will staff and manage that operation.

          Charges for the Company's services are billed to clients on the basis of an hourly rate per contract employee, or on the basis of an hourly rate plus equipment charges (and overhead charges, if applicable), or on a fixed price or fixed unit price basis. Fixed price arrangements are usually subject to bid. Staff augmentation is usually billed on an hourly rate per contract employee supplied, and upon termination of the assignment there is no further cost to the Company or to the client for the services of the contract employee. Outsourcing and project management services may be billed on an hourly, per unit, or fixed price basis, or a combination of these billing arrangements. Fixed price contracts do not currently represent a significant portion of the Company's continuing operations, but that proportion is expected to grow.

BUSINESS AND INDUSTRIES SERVICED

          The Company's staff augmentation, project management and outsourcing services are provided through three principal operations: (i) CONTRACT TECHNICAL SERVICES, through which the Company provides experienced technical personnel to organizations for staff augmentation purposes; (ii) SPECIALTY OPERATIONS, through which the Company provides a wide variety of other services, including staff augmentation, project management and outsourcing, to many of the same clients; and (iii) TELECOMMUNICATIONS SERVICES, through which the Company provides skilled and technical personnel to all areas of the telecommunications industry for staff augmentation and project management.

          CONTRACT TECHNICAL SERVICES. Contract technical services is the Company's largest operation. Major clients utilizing the Company's contract technical services include University of California (Los Alamos Laboratories), Boeing, GE, Gulfstream, and Martin Marietta. Services are provided to a wide variety of industries including aerospace, aircraft, automotive, banking, brokerage, consumer products, electronics, energy, environment, financial services, food processing, marine, petrochemical, pharmaceutical, telecommunications and utilities.

          SPECIALTY OPERATIONS. The Company's specialty operations offer personnel and services for staff augmentation, project management, and outsourcing. Some of these services are provided to the same clients as contract technical and telecommunication services. The specialty operations include the following:

          BUTLER PROJECT ENGINEERING SERVICES provides the services of skilled teams in Butler-operated facilities near or at the client's site, carrying out both long-term and short-term projects and engineering support services, including product and facilities design, drafting, computer programming, technical writing and illustration. Major clients for these services include Sikorsky, Caterpillar, Eastman Kodak, Delco Electronics, Allison Engines, and Monsanto.

          BUTLER TECHNOLOGY SOLUTIONS provides computer professionals and services for client/server, relational database and software engineering. This group serves all sectors of the software and data processing industries, from development through testing and final software quality assurance. Butler employees provide a broad range of software, hardware and data processing specialists with expertise in a wide variety of applications, operating systems and platforms. In the future, Butler Technology Solutions plans to emphasize providing system solutions to clients in project related tasks. Major clients for these services include AT&T, IBM, MCI, Xerox, EDS, and GTE.

          BUTLER FLEET SERVICES provides vehicle maintenance and management services to organizations with major ground vehicle fleets, including gas and electric utilities, telecommunications and courier service companies, government agencies and other organizations. Services include: preventative maintenance, mobile maintenance repair and service, scheduling servicing and inspections, computerized fleet tracking system (including inventory control), training, fueling, fluid level checks and total fleet management. Most of these services are provided by A.S.E. (Automotive Service Excellence) certified mechanics. Major clients for these services include NYNEX, U.S. West, Bell South, Pacific Bell and Airborne Express.

          BUTLER DESIGN SERVICES include computer drafting and computer-aided design (CAD) records conversion, fixed-price manual drafting, telecommunications and public utilities systems design and drafting, municipal planning and mapping engineering reproduction, printing and graphics. Clients are primarily in the telecommunications industry. Major clients for these services include AT&T, U.S. West and Pacific Bell.

     TELECOMMUNICATIONS SERVICES. The Company's telecommunications services provide skilled and technical personnel to the telecommunications industry, including wireless communications and fiber optic transmissions, for staff augmentation and project management. The Company's telecommunications services furnish a wide variety of services including engineers, technicians, craftspeople and project managers to approximately 300 active clients through a national network of branch offices. The Company's telecommunication services contract personnel provide applied engineering services, install, test and maintain central office and customer premise equipment for voice and data applications, with both standard coaxial cable and fiber optic capabilities. Such services are also provided for both campus and multi-story telecommunication management. In addition, the central service personnel and project services personnel design, install and maintain cable television and provide related support services, such as management, clerical, drafting, training, data processing and other specialized contract personnel services. Major telecommunications clients include GTE, Nortel, NYNEX, Ericsson, Bell South, Pac Bell, MCI and AT&T.

INTERNATIONAL OPERATIONS

     The Company's international operations ("International Operations") are directed from offices in the United Kingdom, Indonesia, and South Africa. Currently, approximately 7.2% of the Company's personnel are employed in its International Operations. International Operations accounted for approximately 9.8% of the Company's net sales in 1995, principally from the United Kingdom and Indonesia. In late 1995, the Company discontinued its marginal operations in Canada, and exited its Latin American operations due to economic uncertainties in Mexico and Venezuela.

     Historically, the Company's International Operations unit was primarily engaged in the aerospace and telecommunications industries. Its current strategy is to expand into other industries where the Company's U.S. operations have extensive experience in order to efficiently draw on existing U.S. resources. International Operations is also responsible for development of growth opportunities on the European continent and the Pacific Rim where upgrading and privatization of government-owned telecommunications companies is occurring, which management expects will provide significant market opportunities. Altogether, Butler provides services in over 25 countries.

     The Company has maintained an operation in the United Kingdom since 1983, currently located at Redhill, Surrey, England, which is also headquarters for the Company's International Operations outside North and South America. The Company's United Kingdom business mix is predominantly telecommunications, with customers in the aerospace, electronics and process control industries as well. The United Kingdom operation has received the British Standards Institute's equivalent of the ISO 9000 award for quality for its cable laying and jointing (splicing) work in its telecommunications unit, and also for its contract technical services unit. Major clients of the United Kingdom operation include British Telecom, IPTN (Indonesia), Honeywell and Jetstream. The United Kingdom operation currently maintains offices in Indonesia to service its principal customer IPTN, and in 1994 opened a new office in Johannesburg, South Africa.

CURRENT MARKETS AND MARKETING PLANS

     In general, management continues to believe that the worldwide economic recession in the early 1990s and the continued focus on corporate reengineering and redesign has led to major structural changes in the way corporations, such as the Company's traditional client base, do business, including downsizing and particularly outsourcing. The drivers of these trends are global competition (hastened by improved telecommunications and computer networks) and relatively low inflation, which have made it difficult to afford the costs of excess layers of personnel. Cost control has become a competitive weapon and the principal way companies can show earnings growth when revenue growth is restrained by a variety of market forces. An additional incentive for eliminating some management positions has come from Total Quality Management (TQM), which empowers people at all levels to make informed decisions and thereby reduces the need for layers of supervisory personnel. As a consequence, management believes that these companies will have to build a different kind of workforce, one in which contract and outsourced workers supplement a "core" of permanent full-time employees.

     Management expects to participate in a meaningful manner as these changes continue to occur in its markets. As a result, management believes that the Company's recent marketing success (net sales have grown in excess of 78% since
1991) and the keys to its future success are: (i) its attention to client needs and devotion to achieving client satisfaction, (ii) its commitment to quality,
(iii) its ability to quickly locate and assemble the right person/team through its computerized hiring system (described below, see "Employees"), and (iv) its ability to successfully bid on projects. In addition, management works very diligently with clients to define the job/project and to determine: the client's needs and expectations, skill sets required, education and background suited for the tasks or projects, proper work environment, location and duration of the project, special training needs, equipment and tool requirements, and proper scheduling of personnel and deployment of equipment and materials. This personalized approach to client needs enables the Company to respond to clients' expectations, as well as to the particular job requirements.

     As leading corporations around the world move toward doing business with a reduced number of "preferred suppliers", they tend to form longer-term supplier partnerships with quality providers who are able to respond to a wide range of needs in the most efficient manner. To date, the Company's operations have received a total of nine (9) ISO 9000 certifications covering a number of different locations in the United States and the United Kingdom. The Company has received at least one ISO 9000 certification in each of its major businesses, and continues to seek additional ISO 9000 certifications for several other of its facilities. Management believes that its commitment to quality will enhance Butler's standing as a provider of quality technical services throughout the world.

BUSINESS EXPANSION AND ACQUISITIONS

     Since 1991, the Company has made a number of acquisitions to complement its contract technical services and telecommunications businesses. Since 1993, the current strategy of the Company is to concentrate its resources and concentrate on acquisitions in its Technology Solutions business. In 1993, the Company acquired two companies in computer services industry that increased its overall marketing strength in Georgia and New Jersey. In the latter part of 1994, the Company acquired another company in Georgia and later added a company in the Washington, DC metropolitan area servicing computer clients. The Company believes that acquisitions in the computer services market will increase its overall margins and add to the Company's future growth in terms of sales and profits.

CLIENTS

     The Company provides its services to over 1,600 clients. None of the Company's clients individually represented 10% or more of the Company's net sales in 1995. A substantial amount of the Company's 1995 net sales were derived from U.S. companies included in the "Fortune 500" companies list.

EMPLOYEES

     The Company currently has over 7,200 employees in the United States and abroad, and believes that its relationship with its employees is good. Less than 2% of the Company's employees are covered by collective bargaining agreements. Historically, the Company has been able to attract and retain high caliber employees and utilize them effectively to service client needs quickly, efficiently and at competitive costs.

     The Company's services are provided by employees who are hired by the Company and assigned to work on a full time basis on a specific project of a client. The period of assignment depends upon the duration of the need for the skills possessed by an individual employee, and averages approximately five to eight months. At the end of an assignment, the employee's employment is terminated unless the Company is able to reassign the employee to a different client. A number of employees have worked for Butler intermittently over a period of years.

     Management believes that technical personnel are attracted to this type of employment by the opportunity to work frequently on "state-of-the-art" projects and by the geographic and industry diversity of the projects. The Company's employees are on the Company's payroll and are subject to its administrative control only during the period that the employee provides services to the client. The client typically retains technical and supervisory control over the performance of the employees.

     Management expects that changing technologies will continue to create demands for new skills faster than the permanent workforce can respond, resulting in a shortage of specialized technical skills. At the same time, early retirees and increased labor force mobility provide a sizable labor pool available to technical service companies like the Company. As a result, the Company expects that an adequate supply of qualified people will continue to be available to recruit and satisfy client needs.

     Company recruiters are trained to be skilled at providing a proper match between the candidate and the client's requirements. Candidates are screened on the basis of their overall career experience and technical competency. In 1996, the current Personnel Data Query ("PDQ") system will be replaced with a state-of-the-art fulfillment system that allows for full text searches, on-line reporting, systematic management of requirements, and shared databases across all divisions. Identification of personnel to add to the Company's employee candidate base comes from multiple sources including national and international advertising, employee referrals and industry contacts, including early retirees. There are currently nearly 300,000 potential candidates in the Company's computerized network of resumes, with 100,000 resumes processed per year. This restructuring will also include the establishment of hubs tied to a number of satellite offices located in strategic sales markets. The Company's strategic direction for the sales and recruiting organization is (i) to significantly lower overhead costs by centralizing field operations and upgrading technology; achieving process standardization and cost management; and creating a platform for integration with future systems (payroll/billing, finance, etc.); and (ii) to have a customer driven strategy by creating mobile sales and recruiting organizations that can move in and out of markets. The new system is expected to produce both hard dollar savings and productivity gains in the entire sales and recruiting process.

COMPETITION

     The contract technical services industry in the United States is highly fragmented and characterized by specialized regional and local firms serving specific geographic territories and industries. The Company is one of only a few international companies with the breadth of personnel and resources to respond quickly to the large scale and rapidly changing personnel requirements of major corporate clients worldwide. Based on this characteristic, management believes the Company is a preferred provider of contract technical services and solutions to major corporations because of its ability to service the broad range of client needs.

     Some national and international companies are larger than the Company or are associated with companies that have greater financial or other resources than the Company. Management believes, however, that the Company's ability to handle efficiently the broad spectrum of specialized client needs, its commitment to quality, the extensive network of the Company's offices, the wide array of technical skills available, and its unique computerized system of identifying qualified personnel for specialized tasks enable it to compete favorably with other providers in the industry.

ITEM 2.  PROPERTIES
         ----------

     In 1990, the Company relocated and consolidated its corporate offices with the executive offices of its principal operating subsidiary at 110 Summit Avenue, Montvale, New Jersey, 07645. The 82,000 square foot facility was leased until May 1993, when it was purchased by a subsidiary of the Company for approximately $9.4 million. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     At March 25, 1996, Butler maintained office space at the following locations for predominantly sales, recruiting and administrative functions:

UNITED STATES

Albuquerque, NM          Euclid, OH           Redmond, WA
Anaheim, CA              Fairfax, VA          Riverside, CA
Arlington Heights, IL    Fairport, NY         Rochester, NY
Aurora, CO               Fort Wayne, IN       Rockville, MD
Austin, TX               Gaylord, MI          Saginaw, MI
Baltimore, MD            Granger, IN          St. Louis, MO
Bayport, NY              Indianapolis, IN     San Jose, CA
Beaverton, OR            Irving, TX           Shelton, CT
Bellaire, TX             King of Prussia, PA  Springfield, MA
Bingham Farms, MI        Kokomo, IN           Syracuse, NY
Bronx, NY                Lake St. Louis, MO   Tempe, AZ
Burlington, MA           Lombard, IL          Tucson, AZ
Cave Creek, AZ           Miami, FL            Twinsburg, OH
Center Line, MI          Montvale, NJ         West Bridgewater, MA
Chillicothe, IL          Norcross, GA         Westerville, OH
Cincinnati, OH           Ontario, CA          Woodside, NY
Citrus Heights, CA       Park Ridge, IL
Dallas, TX               Plainsboro, NJ
Dublin, CA               Pleasanton, CA
Dyer, IN                 Pompano Beach, FL
Encino, CA               Raleigh, NC

INTERNATIONAL

Derbyshire, England                 Bandung, West Java, Indonesia
Leeds, England                      Jakarta, Indonesia
London, England                     Johannesburg, South Africa
Redhill, Surrey, England

     Except for its corporate headquarters facility in Montvale, New Jersey, the Company does not own any real estate and generally leases office space. The Company makes modest investments in leasehold improvements, equipment and other tangible property, principally computer equipment, as required.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company and its subsidiaries are parties to various legal proceedings and claims incidental to normal business operations for which material losses, beyond that which is recorded, is remote except for the following matter. In June, 1995, the Company filed a complaint against CIGNA Property and Casualty Insurance Company in the Court of Common Pleas of Philadelphia County, Pennsylvania alleging negligence, breach of contract, breach of fiduciary duty, and negligent misrepresentation arising out of CIGNA's and other defendants' acts and omissions in the processing, handling and investigation of claims against the Company under general liability and workmen's compensation insurance contracts. On August 31, 1995, the defendants filed an answer, new matter and counterclaim denying the Company's allegations, asserting certain affirmative defenses, and alleging that the Company has failed to pay retrospective premiums amounting to approximately $7.0 million. In the opinion of management, based on the advice of counsel, all of the proceedings and claims in which the Company and its subsidiaries are involved with can ultimately be defended. The Company is defending itself vigorously against all such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

        None.

                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        -----------------------------------------------------------------
        MATTERS
        -------

          Information regarding the market for the Company's common stock and related stockholder matters is on page 27 of the Company's 1995 Annual Report, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

          Selected financial data is included on page 27 of the Company's 1995 Annual Report, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
        -----------------------------------------------------------------
        FINANCIAL CONDITION
        -------------------

          Management's discussion and analysis of results of operations and financial condition is included on pages 8-10 of the Company's 1995 Annual Report, which discussion and analysis are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

          The following financial statements and supplementary data are herein incorporated by reference to the Company's 1995 Annual Report:

    Consolidated Balance Sheets at December 31, 1995 and
    December 31, 1994                                              PAGE 11

    Consolidated Statements of Operations for the years
    ended December 31, 1995, December 31, 1994, and
    December 31, 1993                                              PAGE 12

    Consolidated Statements of Cash Flows for the years
    ended December 31, 1995, December 31, 1994, and
    December 31, 1993                                              PAGE 13

    Consolidated Statements of Stockholders' Equity for
    the years ended December 31, 1995, December 31, 1994,
    and December 31, 1993                                          PAGE 14

    Notes to Consolidated Financial Statements                     PAGES 15-25

    Independent Auditors' Report                                   PAGE 26

    Other supporting schedules are submitted in a separate section of this report following Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

        Not Applicable.

                                   PART III

          A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than April 29, 1996, which is 120 days after the close of the Registrant's fiscal year. The proxy statement will be incorporated in Part III (Items 10 through 13) of Form 10-K.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

          (a)(1) The following consolidated financial statement schedules of Butler International, Inc. and subsidiaries are included following Item 14:

          Schedule I  -  Condensed financial information of Registrant
          Schedule II -  Valuation and qualifying accounts

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          (a)(3) Exhibits: The exhibit listing and exhibits follow the schedules.
          (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1995.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date:  March 29, 1996          BUTLER INTERNATIONAL, INC.
                                   (Registrant)


                                   By: /s/ Edward M. Kopko
                                       -------------------------
                                       Edward M. Kopko, Chairman


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                         Title                              Date
----                         -----                              ----

/s/ Edward M. Kopko          Chairman of the Board of           March 29, 1996
------------------           Directors and CEO
Edward M. Kopko              (Principal Executive Officer)



/s/ John F. Hegarty          Director                           March 29, 1996
------------------
John F. Hegarty



/s/ Frederick H. Kopko, Jr.  Director                           March 29, 1996
--------------------------
Frederick H. Kopko, Jr.



/s/ Hugh G. McBreen          Director                           March 29, 1996
------------------
Hugh G. McBreen



/s/ Nikhil S. Nagaswami      Director                           March 29, 1996
----------------------
Nikhil S. Nagaswami



/s/ Michael C. Hellriegel    Senior Vice President              March 29, 1996
------------------------     and Treasurer
Michael C. Hellriegel        (Principal Financial Officer)


/s/ Warren F. Brecht          Senior Vice President             March 29, 1996
-------------------           and Secretary
Warren F. Brecht

Schedule I
----------
BUTLER INTERNATIONAL, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(in thousands)



                                                  December 31,
                                            -----------------------
                                                1995           1994
                                            --------       --------
ASSETS
Current assets
   Cash and equivalents                     $      2       $    104
   Other current assets                          117            134
                                            --------       --------

      Total current assets                       119            238

Investment in and receivable
   from subsidiaries                          30,781         38,172
Other assets                                      77            141
                                            --------       --------

         Total assets                       $ 30,977       $ 38,551
                                            ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
   liabilities                              $    532       $    203
Current portion of long-term debt                149              -
                                            --------       --------
      Total current liabilities                  681            203
                                            --------       --------
Long-term liabilities                            133            355
                                            --------       --------

Stockholders' equity:
   Preferred stock                                 2              2
   Common stock                                    6              6
   Additional paid-in capital                 92,882         92,635
   Accumulated deficit                       (62,727)       (54,650)
                                            --------       --------

      Total stockholders' equity              30,163         37,993
                                            --------       --------

         Total liabilities and
           stockholders' equity             $ 30,977       $ 38,551
                                            ========       ========

The accompanying notes are an integral part ot these financial statements.

----------------------
BUTLER INTERNATIONAL, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)


                                                   Year ended December 31,
                                                ------------------------------
                                                  1995       1994       1993
                                                --------   --------   --------
Revenues
   Interest income (includes intercompany
      interest of $2,349, $1,609, and $1,185)   $  2,363   $  1,624   $  1,346
                                                --------   --------   --------

Expenses
   Compensation and benefits                          16        (21)       287
   Administrative and operating expenses             671        911        689
   Interest expense                                   24         45         30
                                                --------   --------   --------

                                                     711        935      1,006
                                                --------   --------   --------

Equity in (loss) income of subsidiaries *         (9,677)     1,279     (2,485)
                                                --------   --------   --------

(Loss) income from operations before
   income taxes                                   (8,025)     1,968     (2,145)

Income taxes (benefit)                              (111)       309         55
                                                --------   --------   --------

Net (loss) income                               $ (7,914)  $  1,659   $ (2,200)
                                                ========   ========   ========

* Includes losses from discontinued operations of $3,427 for the year ended December 31, 1993.



The accompanying notes are an integral part ot these financial statements.

----------------------
BUTLER INTERNATIONAL, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)


                                                      1995       1994        1993
                                                 ---------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) Income                                $  (7,914)  $  1,659   $  (2,200)
Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
      Depreciation and amortization                     23        (12)        269
      (Gains) losses of subsidiaries                 9,534     (1,007)      2,540
(Increase) decrease in assets, increase
   (decrease) in liabilities:
      Other current assets                             223        128         (98)
      Other assets                                       -          4         300
      Accounts payable and accrued liabilities         316       (459)        502
      Long term liabilities                              -        (75)       (830)
                                                 ---------   --------   ---------
Net cash provided by operating activities            2,182        238         483
                                                 ---------   --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Expenses paid) proceeds received in
      in connection with discontinued
      operations, net                                    -          -        (295)
   Increase in note receivable from
      Butler Service Group, Inc.                    (2,349)    (1,442)     (2,957)
   Capital expenditures - net                            -        (27)          -
   Other                                                53         (4)         90
                                                 ---------   --------   ---------
Net cash used in investing activities               (2,296)    (1,473)     (3,162)
                                                 ---------   --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the exercise of
      common stock options and warrants                 84      1,566       1,973
   Net payments of note payable                        (72)      (289)          -
   Payment of dividends                                  -        (99)       (128)
   Net proceeds from the sale of
      preferred stock                                    -          -         970
                                                 ---------   --------   ---------
Net cash provided by financing activities               12      1,178       2,815
                                                 ---------   --------   ---------

Net (decrease) increase in cash and
   cash equivalents                                   (102)       (57)        136
Cash and cash equivalents,
   beginning of year                                   104        161          25
                                                 ---------   --------   ---------

Cash and cash equivalents,
   end of year                                   $       2   $    104   $     161
                                                 =========   ========   =========

The accompanying notes are an integral part ot these financial statements.

----------------------
BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT AT DECEMBER 31, 1995



NOTE 1 - ACCOUNTING POLICIES:

   The investments in the Company's subsidiaries are carried at the Company's equity of the subsidiary which represents amounts invested less the Company's equity in the net losses to date. Significant intercompany balances and activities have not been eliminated in this unconsolidated financial information.

   No cash dividends were received from subsidiaries during the past three years.

   Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements in its 1995 Annual Report.

NOTE 2 - CONTINGENT LIABILITIES:

   The Company has guaranteed the Butler Service Group, Inc. ("BSG") revolving credit loan. Under the terms of the agreement, transfer of funds to the Company by BSG is restricted (see Note 5 of the Company's consolidated financial statements in its 1995 Annual Report).


Schedule II -  Valuation and qualifying accounts
--------------------------------------------------------------------------------------------------------
      COL. A              COL. B                   COL. C                 COL. D               COL. E
                                                  Additions
                        Balance at       Charged to       Charged to                         Balance at
                        beginning of     costs and          other                             end of
   Description            period         expenses          accounts       Deductions          period
--------------------------------------------------------------------------------------------------------
      1993
Allowance for
   uncollectible
   accounts
   receivable              $550,000        $363,000            --          $262,000            $651,000

Reserve for
   discontinued
   operations (A)        $2,339,000      $1,857,400  (B)       --        $3,182,000  (C)     $1,014,400


      1994
Allowance for
   uncollectible
   accounts
   receivable              $651,000        $447,000            --          $225,000            $873,000

Reserve for
   discontinued
   operations (A)        $1,014,400              --            --          $642,400  (C)       $372,000


      1995
Allowance for

   uncollectible
   accounts
   receivable              $873,000        $783,000            --           $82,000          $1,574,000

Reserve for
   discontinued
   operations (A)          $372,000              --            --          $118,000  (C)       $254,000


(A)   Reserve for disposal of discontinued operations
(B) Reserve established for the disposal of the Company's heavy equipment telephone construction and asset reclamation business units that were discontinued in 1993.
(C)   Amounts charged against the reserve.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors and Stockholders of
 Butler International, Inc.
Montvale, New Jersey

We have audited the consolidated financial statements of Butler International, Inc. as of December 31, 1995 and December 31, 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated March 26, 1996; such financial statements and report are included in your 1995 Annual Report for Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Butler International, Inc. listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
March 26, 1996

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

3.1 Articles of Incorporation of the Registrant, as amended, filed as Exhibit No. 3(a) to the Registrant's Registration Statement on Form S-4, Registration No. 33-10881 (the "S-4"), and hereby incorporated by reference.

3.2 By-laws of the Registrant, as amended, filed as Exhibit No. 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990 10-K"), and hereby incorporated by reference.

4.1 Specimen Stock Certificate for the Registrant's common stock, par value $.001 per share, filed as Exhibit No. 4.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-2479 (the "S-1"), and hereby incorporated by reference.

4.2 Articles Supplementary to the Articles of Incorporation of the Registrant's 7 1/2% Senior Cumulative Convertible Preferred Stock, filed as Exhibit No. 4.1 to Form 10-Q for the period ended September 27, 1992, and hereby incorporated by reference.

4.3            Specimen Stock Certificate representing the Registrant's Series
               B 7% Cumulative Convertible Preferred Stock, par value $.001 per share, filed as Exhibit No. 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 10-K"), and hereby incorporated by reference.

10.1* Incentive Stock Option Plan of the Registrant, as amended, filed as Exhibit No. 10.1 to the 1990 10-K, and hereby incorporated by reference.

10.2* Stock Option Plan of the Registrant, as amended, filed as Exhibit No. 10.2 to the 1990 10-K, and hereby incorporated by reference.

10.3 Agreement dated May 26, 1993, by and among Butler International, Inc. ("Butler"), Butler of New Jersey Realty Corp., a New Jersey corporation ("BNJRC"), Frederick H. Kopko, Jr. and Hugh G. McBreen, filed as Exhibit No. 10.6 to the S-2, and hereby incorporated by reference.

10.4 Purchase and Sale Agreement, dated May 26, 1993, by and between 110 Summit Limited Partnership, a New Jersey limited partnership ("110 Summit") and BNJRC, filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-2, Registration No. 33-72550 (the "S-2), and hereby incorporated by reference.

10.5(a) Promissory Note, dated May 26, 1993, in the principal amount of $1,200,000 by BNJRC to 110 Summit, as lender, filed as Exhibit No. 10.8(a) to the S-2, and hereby incorporated by reference.

10.5(b) Amended and Restated Promissory Note, dated May 26, 1993, in the amount of $6,750,000 by BNJRC to Firemen's Insurance Company of Newark, New Jersey, as lender ("Firemen's"), filed as Exhibit No. 10.8(b) to the S-2, and hereby incorporated by reference.


 *Denotes compensatory plan, compensation arrangement, or management contract.

Exhibit No.    Description
-----------    -----------

10.6 Amended and Restated Mortgage and Assignment of Leases and Rents and Security Agreement, dated May 26, 1993, from BNJRC, as mortgagor, to Firemen's as mortgagee, filed as Exhibit No. 10.9 to the S-2, and hereby incorporated by reference.

10.7 Guaranty Agreement, dated May 26, 1993, by Butler in favor of 110 Summit, filed as Exhibit 10.10 to the S-2, and hereby incorporated by reference.

10.8* 1989 Directors Stock Option Plan of the Registrant, dated November 1, 1988, as amended, filed as Exhibit 10.18 to the 1990 10-K, and hereby incorporated by reference.

10.9* Stock Purchase Agreement, dated September 19, 1990, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit
               10.31 to the 1990 10-K, and hereby incorporated by reference.

10.10* Plan Pledge Agreement, dated September 19, 1990, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No.
               10.32 to the 1990 10-K, and hereby incorporated by reference.

10.11*         Plan Promissory Note, dated January 16, 1991, executed by Edward
               M. Kopko, and made payable to the order of North American Ventures, Inc. in the amount of $445,000, filed as Exhibit No.
               10.33 to the 1990 10-K, and hereby incorporated by reference.

10.12* Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.34 to the 1990 10-K, and hereby incorporated by reference.

10.13*         Promissory Note, dated January 16, 1991, executed by Edward M.
               Kopko and made payable to the order of North American Ventures, Inc. in the amount of $154,999.40, filed as Exhibit No. 10.35 to the 1990 10-K, and hereby incorporated by reference.

10.14* Form of Plan Pledge Agreement, dated September 19, 1990, between North American Ventures, Inc. and each of John F. Hegarty, Hugh
               G. McBreen, and Frederick H. Kopko, Jr. ("Outside Directors"), filed as Exhibit No. 10.36 to the 1990 10-K, and hereby incorporated by reference.

10.15* Form of Plan Promissory Note, dated September 19, 1990, each represented by an Outside Director and each made payable to the order of North American Ventures, Inc. in the amount of $185,000, filed as Exhibit No. 10.37 to the 1990 10-K, and hereby incorporated by reference.

10.16* Form of Stock Purchase Agreement, dated November 4, 1988, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.38 to the 1990 10-K, and hereby incorporated by reference.

10.17* Form of Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.39 to the 1990 10-K, and hereby incorporated by reference.


 *Denotes compensatory plan, compensation arrangement, or management contract.

Exhibit No.    Description
-----------    -----------

10.18* Form of Promissory Note, dated January 16, 1991, executed by each of the Outside Directors and each payable to the order of North American Ventures, Inc., in the amount of $63,000, filed as
               Exhibit 10.40 to the 1990 10-K, and hereby incorporated by reference.

10.19* Form of Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.41 to the 1990 10-K, and hereby incorporated by reference.

10.20* Form of Promissory Note, dated January 16, 1991, executed by each of the Outside Directors and each made payable to the order of North American Ventures, Inc. in the amount of $54,000, filed as Exhibit No. 10.42 to the 1990 10-K, and hereby incorporated by reference.

10.21* Form of Promissory Note, dated January 16, 1991, executed by each of the Outside Directors and each payable to the order of North American Ventures, Inc., in the amount of $225,450, filed as Exhibit No. 10.43 to the 1990 10-K, and hereby incorporated by reference.

10.22* Form of Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.44 to the 1990 10-K, and hereby incorporated by reference.

10.23* Form of Security Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.45 to the 1990 10-K, and hereby incorporated by reference.

10.24* 1990 Employee Stock Purchase Plan of the Registrant, as amended, filed as Exhibit No. 10.46 to the 1990 10-K, and hereby incorporated by reference.

10.25* Employment Agreement, dated December 17, 1991, among North American Ventures, Inc., Butler Service Group, Inc., and Edward
               M. Kopko, filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 1991 (the "1991 10-K"), and hereby incorporated by reference.

10.26* Stock Purchase Agreement, dated December 17, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No.
               10.34 to the 1991 10-K, and hereby incorporated by reference.

10.27* Plan Pledge Agreement, dated December 17, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No.
               10.35 to the 1991 10-K and hereby incorporated by reference.

10.28*         Plan Promissory Note, dated December 17, 1991, executed by Edward
               M. Kopko, and made payable to the order of North American Ventures, Inc. in the amount of $84,000, filed as Exhibit No.
               10.36 to the 1991 10-K, and hereby incorporated by reference.

10.29* Form of Stock Purchase Agreement, dated December 17, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit 10.37 to the 1991 10-K, and hereby incorporated by reference.


 *Denotes compensatory plan, compensation arrangement, or management contract.

Exhibit No.    Description
-----------    -----------

10.30* Form of Plan Pledge Agreement, dated December 17, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit 10.38 to the 1991 10-K, and hereby incorporated by reference.

10.31* Form of Plan Promissory Note, dated December 17, 1991, each executed by an Outside Director, and each made payable to the order of North American Ventures, Inc., in the amount of $42,000, filed as Exhibit No. 10.39 to the 1991 10-K, and hereby incorporated by reference.

10.32* 1992 Stock Option Plan, filed as Exhibit 10.40 to the 1992 10-K, and hereby incorporated by reference.

10.33* 1992 Incentive Stock Option Plan, filed as Exhibit 10.41 to the 1992 10-K, and hereby incorporated by reference.

10.34* 1992 Stock Bonus Plan, filed as Exhibit No. 10.42 to the 1992 10-K, and hereby incorporated by reference.

10.35*         1992 Stock Option Plan for Non-Employee Directors, filed as
               Exhibit 10.43 to the 1992 10-K, and hereby incorporated by reference.

10.36* Butler Service Group, Inc. Employee Stock Ownership Plan and Trust Agreement, filed as Exhibit No. 19.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (the "1987 10-K"), and hereby incorporated by reference.

10.37* Employment Agreement dated November 1, 1991 and Amended October 12, 1992, between Butler Service Group, Inc. and Raymond J. Lacroix, filed as Exhibit No. 10.47 to the 1992 10-K, and hereby incorporated by reference.

10.38 Credit Agreement dated as of May 31, 1994 between Butler Service Group, Inc. and General Electric Credit Corporation, filed as
               Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K"), and hereby incorporated by reference.

10.39(a) First Amendment Agreement, dated December 14, 1994 among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.42(a) to the 1994 10-K, and hereby incorporated by reference.

10.39(b) Second Amendment Agreement, dated March 21, 1995 and effective as of December 14, 1994, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.42(b) to the 1994 10-K, and hereby incorporated by reference.

10.39(c) Third Amendment Agreement, dated May 15, 1995 and effective as of March 31, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.42(c) to Form 10-Q for the period ended September 30, 1995, and hereby incorporated by reference.


 *Denotes compensatory plan, compensation arrangement, or management contract.

Exhibit No.    Description
-----------    -----------

10.39(d) Fourth Amendment Agreement, dated August 3, 1995 and effective as of June 1, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.42(d) to Form 10-Q for the period ended September 30, 1995, and hereby incorporated by reference.

10.39(e) Fifth Amendment Agreement, dated October 4, 1995 and effective as of September 30, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.42(e) to Form 10-Q for the period ended September 30, 1995, and hereby incorporated by reference.

10.39(f) Sixth Amendment Agreement, dated November 3, 1995 and effective as of September 30, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed herewith as Exhibit 10.39(f).

10.39(g) Seventh Amendment Agreement, dated December 6, 1995 and effective as of November 30, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed herewith as Exhibit 10.39(g).

10.39(h) Eighth Amendment Agreement, dated March 26, 1996 and effective as of December 31, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed herewith as Exhibit 10.39(h).

10.40* Agreements related to the merger of Server Solutions Corporation into Butler Computer Services, Inc., filed as Exhibit No. 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K"), and hereby incorporated by reference.

10.41* Employment Agreement dated May 15, 1994 between Butler Fleet Services, a division of Butler Services, Inc., and James VonBampus, filed as Exhibit 10.44 to the 1994 10-K, and hereby incorporated by reference.

10.42* Employment Agreement dated April 18, 1995 between Butler International, Inc., and Harley R. Ferguson, filed herewith as
               Exhibit 10.42.

10.43* Form of Promissory Note dated May 3, 1995 in the original principal amount of $142,500 executed by Frederick H. Kopko, Jr. and Hugh G. McBreen, and made payable to the order of Butler International, Inc., filed herewith as Exhibit 10.43.

10.44* Form Pledge Agreement dated May 3, 1995 between Butler International, Inc. and each of Frederick H. Kopko, Jr. and Hugh
               G. McBreen, filed herewith as Exhibit 10.44.

13.1 1995 Annual Report to Stockholders, Financial Section (Pages 7-28), filed herewith as Exhibit 13.1.

22.1           List of Subsidiaries of the Registrant.

23.1           Consent of Deloitte & Touche LLP.


 *Denotes compensatory plan, compensation arrangement, or management contract.