Form 10-K405/A
period 1995-12-31
BUTLER INTERNATIONAL INC /MD/
filed 1996-04-18
CIK 786765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            FORM 10-K AMENDMENT #1

(Mark One)

 {X}  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


For the period ended           DECEMBER 31, 1995
                     ---------------------------------------

                                      OR

 { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from        to
                               -------------------------
Commission file number              0-14951
                      ----------------------------------

                          BUTLER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

          Maryland                                          06-1154321
- -------------------------------                    ---------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


                110 Summit Avenue, Montvale, New Jersey  07645
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

    Date:  April 18, 1996          BUTLER INTERNATIONAL, INC.
                                   (Registrant)


                                   By: /s/ Edward M. Kopko
                                       -------------------------
                                       Edward M. Kopko, Chairman