Form 10-Q
period 1996-03-31
BUTLER INTERNATIONAL INC /MD/
filed 1996-05-13
CIK 786765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended    MARCH 31, 1996
                                   ----------------------

                                      OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    Commission File Number          0-14951
                                    -------


                          BUTLER INTERNATIONAL, INC.
                          --------------------------
             (Exact name of registrant as specified in itscharter)


           MARYLAND                                    06-1154321
        --------------                              -----------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


                 110 Summit Avenue, Montvale, New Jersey  07645
              (Address of principal executive offices)  (Zip Code)


       Registrant's telephone number, including area code  (201) 573-8000
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

Yes   X  .   No      .
    -----       -----


As of May 2, 1996, 6,046,640 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.
         --------------------

(A)  Consolidated Balance Sheets - March 31, 1996 (Unaudited) and December 31,
     1995

(B) Consolidated Statements of Operations (Unaudited) - quarter ended March 31, 1996 and quarter ended March 31, 1995

(C) Consolidated Statements of Cash Flows (Unaudited) - quarter ended March 31, 1996 and quarter ended March 31, 1995

(D)  Notes to Consolidated Financial Statements (Unaudited)

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       (in thousands except share data)


                                                               March 31,   December 31,
                                                                 1996          1995
                                                              -----------  -------------
                                                              (Unaudited)
ASSETS
- ------
Current assets:
  Cash and cash equivalents                                     $  1,437       $  1,097
  Accounts receivable, net                                        68,940         66,020
  Other current assets                                             3,544          3,345
                                                                --------       --------
          Total current assets                                    73,921         70,462

Property and equipment, net                                       14,798         15,168
Other assets and deferred charges                                    705            654
Excess cost over net assets of
 business acquired, net                                           24,153         24,288
                                                                --------       --------

          Total assets                                          $113,577       $110,572
                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                      $ 30,257       $ 27,012
  Current portion of long-term debt                               10,267          9,347
                                                                --------       --------
          Total current liabilities                               40,524         36,359
                                                                --------       --------

Long-term debt                                                    38,622         40,480
                                                                --------       --------
Other long-term liabilities                                        3,715          3,677
                                                                --------       --------

Stockholders' equity:
Preferred stock, par value $.001 per share,
  authorized 5,000,000:  Series B Cumulative Convertible,
  authorized 3,500,000; issued 2,451,898 at March 31, 1996
  and at December 31, 1995  (Aggregate  liquidation
  preference $2,451,898 at March 31, 1996 and at
  December 31, 1995)                                                   2              2
Common stock, par value $.001 per share, authorized
  83,333,333; issued and outstanding 6,041,640 at
  March 31, 1996 and 5,993,783 at December 31, 1995                    6              6
Additional paid-in capital                                        93,097         92,882
Accumulated deficit                                              (62,258)       (62,727)
Cumulative foreign currency translation adjustment                  (131)          (107)
                                                                --------       --------

          Total stockholders' equity                              30,716         30,056
                                                                --------       --------

Total liabilities and stockholders' equity                      $113,577       $110,572
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
                                  (Unaudited)

                                                Quarter Ended March 31,
                                                -----------------------
                                                   1996         1995
                                                ----------   ----------
Net sales                                       $  100,671   $  116,294
Cost of sales                                       86,783      101,458
                                                ----------   ----------

   Gross margin                                     13,888       14,836
                                                ----------   ----------

Depreciation and amortization                          816          638
Selling, general and administrative expenses        11,219       12,207
Non recurring charges                                    -          125
                                                ----------   ----------

Income before other income (expense)
  and income taxes                                   1,853        1,866

Other income (expense):
  Interest and other                                   192          148
  Interest expense                                  (1,438)      (1,421)
                                                ----------   ----------

Income before income taxes                             607          593

  Income taxes                                          95          142
                                                ----------   ----------

Net income                                      $      512   $      451
                                                ==========   ==========

Net income per share:
  Primary                                             $.08         $.07
  Assuming full-dilution                              $.07         $.07

Average number of common shares and dilutive
 common share equivalents outstanding:
  Primary                                        6,191,941    6,252,958
  Assuming full-dilution                         6,943,597    6,838,962


   The accompanying notes are an integral part of these financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (in thousands)
                                  (Unaudited)

                                            Quarter Ended March 31,
                                           -------------------------
                                                1996        1995
                                              -------     --------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                  $   512     $    451
    Adjustments to reconcile net
     income to net cash provided
     by (used in) operating
     activities:
    Depreciation and excess
     purchase price amortization                  816          638
    Amortization of deferred
     financing and employee
     stock purchase plan loans                    175          142
    Foreign currency translation                  (24)        (158)
  (Increase) decrease in assets,
   increase (decrease) in
   liabilities:
     Accounts receivable                       (2,920)     (12,895)
     Other current assets                        (199)        (583)
     Other assets                                (227)          23
     Current liabilities                        3,212        9,030
     Other long-term liabilities                   38          (48)
                                              -------     --------
  Net cash provided by (used in)
   operating activities                         1,383       (3,400)
                                              -------     --------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Capital expenditures - net                     (191)      (1,015)
  Cost of business acquired                      (119)        (133)
  Expenses paid in conjunction
   with discontinued operations                   (10)         (73)
                                              -------     --------
Net cash used in investing
 activities                                      (320)      (1,221)
                                              -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings under
   financing agreements                          (916)       3,727
  Net proceeds from the issuance
   of common stock                                215           14
  Net payments in conjunction with
    headquarters building purchase                (22)         (55)
                                              -------     --------
Net cash (used in) provided by
 financing activities                            (723)       3,686
                                              -------     --------
  Net increase (decrease) in cash
   and cash equivalents                           340         (935)
  Cash and cash equivalents,
    beginning of period                         1,097        2,285
                                              -------     --------

  Cash and cash equivalents,
    end of period                             $ 1,437     $  1,350
                                              =======     ========

  The accompanying notes are an integral part of these financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)

NOTE 1 - PRESENTATION:

The consolidated financial statements include the accounts of Butler International, Inc. ("the Company") and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. Certain amounts from prior period consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform with current period presentation.

The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of operating results for the full year.

NOTE 2 - CREDIT FACILITY:

In May, 1994, certain of the Company's U.S and Canadian operating subsidiaries entered into a three-year Credit Facility with General Electric Capital Corporation ("GECC"). This Credit Facility provides the Company with up to $50.0 million in loans including $6.0 million for letters of credit. The sum of the aggregate amount of loans outstanding under the Credit Facility plus the aggregate amount available for letters of credit may not exceed the lessor of
(i) $50.0 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables (which percentages are subject to adjustment from time to time by the Company's principal lender - GECC). The interest rate chargeable to the Company is fixed at the beginning of each month based upon the 30 day commercial paper rate in effect at the close of the last business day of each month, plus three hundred basis points. The interest rate in effect on March 31, 1996 was 8.3%, and the average rate since January 1, 1996 was 8.5%. The Company has guaranteed all obligations incurred or created under the Credit Facility. The termination date of the Credit Facility is the earlier of (i) May 31, 1997, or (ii) thirty days prior to the maturity date of the mortgage note on the Company's corporate office complex (or any extension, renewal or refinancing of such indebtedness). The Company is also required to comply with certain affirmative and financial covenants. The Company is in compliance with the aforementioned covenants, as amended. In the case of one or more events of default, GECC may take either or both of the following actions: (a) terminate the Credit Facility, and (b) declare the Credit Facility then outstanding and the term note to be due and payable. Although there are lenders which management feels could provide such a loan on comparable terms, a change in lenders could adversely affect the Company's operating results.

NOTE 3 - COMMON STOCK:

In the quarter ended March 31, 1996, the Company issued 47,857 shares of common stock upon the exercise of common stock purchase warrants.

NOTE 5 - EARNINGS PER SHARE:

Primary earnings per share are determined by dividing net earnings (after deducting preferred stock dividends) by the weighted average number of common shares outstanding and dilutive common stock equivalents. On a fully-diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of convertible preferred stock.

NOTE 6 - CONTINGENCIES:

The Company and its subsidiaries are parties to various legal proceedings and claims incidental to its normal business operations for which material losses, beyond that which is recorded, is remote except for the following matter. In June, 1995, the Company filed a complaint against CIGNA Property and Casualty Insurance Company in the Court of Common Pleas of Philadelphia County, Pennsylvania alleging negligence, breach of contract, breach of fiduciary duty, and negligent misrepresentation arising out of CIGNA's and other defendants' acts and omissions in the processing, handling and investigation of claims against the Company under general liability and workmen's compensation insurance contracts. On August 31, 1995, the defendants filed an answer, new matter and counterclaim denying the Company's allegations, asserting certain affirmative defenses, and alleging that the Company has failed to pay retrospective premiums amounting to approximately $7.0 million. In the opinion of management, based on the advice of counsel, all of the proceedings and claims in which the Company and its subsidiaries are involved with can ultimately be defended. The Company is defending itself vigorously against all such claims.

Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
        Financial Condition
        -------------------

RESULTS OF OPERATIONS
- ---------------------

The first quarter of 1996 net income increased 14% to $512,000, or $.08 per share, from the $451,000, or $.07 per share, reported in the first quarter of 1995. The increased profitability was primarily attributed to higher margins, principally due to improved business mix, and lower overhead expenses, the result of previously announced restructurings and cost reduction initiatives. This improvement occurred despite the 1996 quarter containing 13 weeks, compared with 14 weeks in the prior year.

The increased profitability extended to all operating divisions, with the exception of the United Kingdom operations and Project Engineering Services. Notable improvements were registered by the Technology Solutions and Telecommunications business units. The UK operation reported a moderate loss, as had been anticipated. Project Engineering, while still quite profitable, returned less than the prior year due to the completion of a major contract at the beginning of the new year.

Net sales for the quarter were $100.7 million, down from $116.3 million in the comparable period last year. The sales decrease was attributable to the Contract Technical Services ("CTS") and UK operations. The lower CTS volume was planned, and is consistent with that division's strategy of shedding low margin business in favor of achieving higher margins. The UK variance was due to the curtailment of business in the utility and telecommunications areas. Also impacting sales on a comparative basis was the decrease in weeks from 14 to 13 in the 1996 first quarter.

Gross margins improved to 13.8% in 1996, from 12.8% in the first quarter of 1995, further reflecting the Company's strategy of improving its business mix, achieving better pricing and lowering cost of sales.

Selling, general and administrative expenses declined significantly from that of the prior year, the direct result of the cost reduction programs implemented in the fourth quarter of 1995. Those measures included a 16% reduction in staff workforce, a consolidation of senior management, the closure of marginal offices and the discontinuance of marginal business units.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's primary sources of funds are generated from operations and borrowings under its Credit Facility. As of March 31, 1996, $38.6 million was outstanding under the Credit Facility, and an additional $6.0 million was used to collateralize letters of credit. Proceeds from the Credit Facility were used by the Company to finance working capital, capital expenditures and other business related expenses.

Improved controls over the Company's investment in its accounts receivable continue to yield results as reflected in the decrease in the borrowings under its Credit Facility to $38.6 million at March 31, 1996 from $40.5 million at December 31, 1995.

In May, 1994, certain of the Company's U.S and Canadian operating subsidiaries entered into a three-year Credit Facility with General Electric Capital Corporation ("GECC"). This Credit Facility provides the Company with up to $50.0 million in loans including $6.0 million for letters of credit. The sum of the aggregate amount of loans outstanding under the Credit Facility plus the aggregate amount available for letters of credit may not exceed the lessor of
(i) $50.0 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables (which percentages are subject to adjustment from time to time by the Company's principal lender - GECC). The interest rate chargeable to the Company is fixed at the beginning of each month based upon the 30 day commercial paper rate in effect at the close of the last business day of each month, plus three hundred basis points. The interest rate in effect on March 31, 1996 was 8.3%, and the average rate since January 1, 1996 was 8.5%. The Company has guaranteed all obligations incurred or created under the Credit Facility. The Company is also required to comply with certain affirmative and financial covenants. The Company is in compliance with the aforementioned covenants, as amended. The termination date of the Credit Facility is the earlier of (i) May 31, 1997, or (ii) thirty days prior to the maturity date of the mortgage note, mentioned below, (or any extension, renewal or refinancing of such indebtedness). In the case of one or more events of default, GECC may take either or both of the following actions: (a) terminate the Credit Facility, and (b) declare the Credit Facility then outstanding and the term note to be due and payable. Although there are lenders which management feels could provide such a loan on comparable terms, a change in lenders could adversely affect the Company's operating results.

In 1993, Butler of New Jersey Realty Corp., a subsidiary of the Company, acquired the Company's corporate office complex in Montvale, NJ for approximately $9.4 million. This transaction was financed principally through the assumption of an existing mortgage of $6.7 million, bearing interest at 10 7/8%, the issuance of a non-interest bearing note in the amount of $1.2 million (which was fully paid in 1994), and the issuance of a second note in the amount of $510,000 (the balance of which was $127,000 at March 31, 1996). The existing mortgage note becomes due on October 31, 1996. The Company is currently in the process of refinancing the mortgage long-term and expects to complete the refinancing by September 1996. The mortgage balance is reflected in the current portion of long-term debt.

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

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                                  (Registrant)



May  9, 1996                        By:  /s/ Edward M. Kopko
                                         -------------------------
                                         Edward M. Kopko,
                                         Chairman and Chief Executive
                                         Officer



May  9, 1996                        By:  /s/ Michael C. Hellriegel
                                         ---------------------------
                                         Michael C. Hellriegel
                                         Senior Vice President - Finance
                                         and Treasurer



May  9, 1996                        By:  /s/ Warren F. Brecht
                                         ----------------------------
                                         Warren F. Brecht
                                         Senior Vice President and
                                         Secretary