Form 10-Q
period 1996-06-30
BUTLER INTERNATIONAL INC /MD/
filed 1996-08-13
CIK 786765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


 (Mark One)

 {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended     JUNE 30, 1996
                                --------------------

                                       OR

 { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   Commission File Number          0-14951
                                   -------


                          BUTLER INTERNATIONAL, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)


              MARYLAND                           06-1154321
      ---------------------                 ------------------
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)        Identification No.)



                 110 Summit Avenue, Montvale, New Jersey  07645
              (Address of principal executive offices)  (Zip Code)


       Registrant's telephone number, including area code  (201) 573-8000
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

Yes   X  .   No _____.
    -----


As of August 12, 1996, 6,174,997 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

(A)  Consolidated Balance Sheets - June 30, 1996 (Unaudited) and December 31,
     1995

(B) Consolidated Statements of Operations (Unaudited) - quarter ended June 30, 1996 and quarter ended June 30, 1995

(C) Consolidated Statements of Operations (Unaudited) - six months ended June 30, 1996 and six months ended June 30, 1995

(D) Consolidated Statements of Cash Flows (Unaudited) - six months ended June 30, 1996 and six months ended June 30, 1995

(D)  Notes to Consolidated Financial Statements (Unaudited)

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                        (in thousands except share data)

                                                                  June 30,    December 31,
                                                                    1996          1995
                                                                 -----------  -------------
                                                                 (Unaudited)
ASSETS
- ------
Current assets:
  Cash and cash equivalents                                        $  1,278       $  1,097
  Accounts receivable, net                                           66,339         66,020
  Other current assets                                                3,081          3,345
                                                                   --------       --------
          Total current assets                                       70,698         70,462

Property and equipment, net                                          14,707         15,168
Other assets and deferred charges                                     1,019            654
Excess cost over net assets of
 business acquired, net                                              24,029         24,288
                                                                   --------       --------

          Total assets                                             $110,453       $110,572
                                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                         $ 26,580       $ 27,012
  Current portion of long-term debt                                   9,946          9,347
                                                                   --------       --------
          Total current liabilities                                  36,526         36,359
                                                                   --------       --------

Long-term debt                                                       37,572         40,480
                                                                   --------       --------
Other long-term liabilities                                           3,723          3,677
                                                                   --------       --------

Stockholders' equity:
Preferred stock, par value $.001 per share,
  authorized 5,000,000:  Series B Cumulative Convertible,
  authorized 3,500,000; issued 2,537,480 at June 30, 1996
  and 2,451,898 at December 31, 1995  (Aggregate  liquidation preference $2,537,480 at June 30, 1996 and $2,451,898
  at December 31, 1995)                                                   3              2
Common stock, par value $.001 per share, authorized
  83,333,333; issued and outstanding 6,174,997 at
  June 30, 1996 and 5,993,783 at December 31, 1995                        6              6
Additional paid-in capital                                           93,709         92,882
Accumulated deficit                                                 (60,985)       (62,727)
Cumulative foreign currency translation adjustment                     (101)          (107)
                                                                   --------       --------

          Total stockholders' equity                                 32,632         30,056
                                                                   --------       --------

Total liabilities and stockholders' equity                         $110,453       $110,572
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
                                  (Unaudited)


                                                Quarter Ended June 30,
                                                ----------------------

                                                      1996         1995
                                                ----------   ----------

Net sales                                       $  105,379   $  110,514
Cost of sales                                       90,025       94,224
                                                ----------   ----------

   Gross margin                                     15,354       16,290

Depreciation and amortization                          816          684
Selling, general and administrative expenses        11,806       12,488
Non recurring charges                                    -          205
                                                ----------   ----------

Income before other income (expense)
  and income taxes                                   2,732        2,913

Other income (expense):
  Interest and other                                   158          126
  Interest expense                                  (1,397)      (1,576)
                                                ----------   ----------

Income before income taxes                           1,493        1,463

  Income taxes                                         177          296
                                                ----------   ----------

Net income                                      $    1,316   $    1,167
                                                ==========   ==========

Net income per share:
  Primary                                             $.20         $.18
  Assuming full-dilution                              $.18         $.17

Average number of common shares and dilutive
 common share equivalents outstanding:
  Primary                                        6,429,090    6,260,215
  Assuming full-dilution                         7,164,788    6,940,639


   The accompanying notes are an integral part of these financial statements.

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                (in thousands except share and per share data)
                                  (Unaudited)


                                                Six Months Ended June 30,
                                                -------------------------

                                                      1996         1995
                                                ----------   ----------
Net sales                                       $  206,050   $  226,808
Cost of sales                                      176,808      195,682
                                                ----------   ----------

   Gross margin                                     29,242       31,126

Depreciation and amortization                        1,632        1,322
Selling, general and administrative expenses        23,025       24,695
Non recurring charges                                    -          330
                                                ----------   ----------

Income before other income (expense)
  and income taxes                                   4,585        4,779

Other income (expense):
  Interest and other                                   350          274
  Interest expense                                  (2,835)      (2,997)
                                                ----------   ----------

Income before income taxes                           2,100        2,056

  Income taxes                                         272          438
                                                ----------   ----------

Net income                                      $    1,828   $    1,618
                                                ==========   ==========

Net income per share:
  Primary                                             $.28         $.25
  Assuming full-dilution                              $.26         $.23

Average number of common shares and dilutive
 common share equivalents outstanding:
  Primary                                        6,295,055    6,244,825
  Assuming full-dilution                         7,118,297    6,915,352


   The accompanying notes are an integral part of these financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (in thousands)
                                  (Unaudited)


                                                         Six Months Ended June 30,
                                                       ---------------------------
                                                           1996          1995
                                                         --------        -------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                               $ 1,828      $  1,618
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
    Depreciation and excess purchase price amortization      1,632         1,322
    Amortization of deferred financing
      and employee stock purchase
      plan loans                                               378           292
    Foreign currency translation                                 6          (127)
 (Increase) decrease in assets,
   increase (decrease) in liabilities:
     Accounts receivable                                      (319)      (17,804)
     Other current assets                                      264          (677)
     Other assets                                             (743)           86
     Current liabilities                                      (405)        7,156
     Other long-term liabilities                                46          (383)
                                                           -------      --------
Net cash provided by (used in) operating activities          2,687        (8,517)
                                                           -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - net                                  (648)       (2,445)
  Cost of business acquired                                   (264)         (290)
  Expenses paid in conjunction with
   discontinued operations                                     (27)          (81)
                                                           -------      --------
Net cash used in investing  activities                        (939)       (2,816)
                                                           -------      --------

CASH FLOWS FROM FINANCING  ACTIVITIES:
  Net (payments) borrowings under financing
    agreements                                              (2,287)       10,488
  Net proceeds from the issuance of
    common stock                                               742           106
  Net payments in conjunction with
    headquarters building purchase                             (22)          (73)
  Repurchase common stock                                       -           (126)
                                                           -------      --------
Net cash (used in) provided by financing activities         (1,567)       10,395
                                                           -------      --------
  Net increase (decrease) in cash and
    cash equivalents                                           181          (938)
  Cash and cash equivalents,
    beginning of period                                      1,097         2,285
                                                           -------      --------

  Cash and cash equivalents,
    end of period                                          $ 1,278      $  1,347
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

The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of operating results for the full year.


NOTE 2 - CREDIT FACILITY:

In May 1994, certain of the Company's US and Canadian operating subsidiaries entered into a three-year Credit Facility with General Electric Capital Corporation ("GECC"). This agreement was extended to July 1, 1997. The Credit Facility provides the Company with up to $50.0 million in loans including $6.0 million for letters of credit. The sum of the aggregate amount of loans outstanding under the Credit Facility plus the aggregate amount available for letters of credit may not exceed the lessor of (i) $50.0 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables (which percentages are subject to adjustment from time to time by the Company's principal lender - GECC). The interest rate chargeable to the Company is fixed at the beginning of each month based upon the 30 day commercial paper rate in effect at the close of the last business day of each month, plus three hundred basis points. The interest rate in effect on June 30, 1996 was 8.4%, and the average rate since January 1, 1996 was 8.5%. The Company has guaranteed all obligations incurred or created under the Credit Facility. The termination date of the Credit Facility is the earlier of (i) July 1, 1997, or
(ii) thirty days prior to the maturity date of the mortgage note on the Company's corporate office complex (or any extension, renewal or refinancing of such indebtedness). The Company is also required to comply with certain affirmative and financial covenants. The Company is in compliance with the aforementioned covenants, as amended. In the case of one or more events of default, GECC may take either or both of the following actions: (a) terminate the Credit Facility, and (b) declare the Credit Facility then outstanding and the term note to be due and payable. Although there are lenders which management feels could provide such a loan on comparable terms, a change in lenders could adversely affect the Company's operating results.


NOTE 3 - COMMON STOCK:

In the six months ended June 30, 1996, the Company issued 181,214 shares of common stock upon the exercise of common stock options and warrants.


NOTE 4 - PREFERRED STOCK:

On June 30, 1996, $85,582 of dividends in kind were paid to holders of Series B Preferred Stock.

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


NOTE 7 - SUBSEQUENT EVENT:

On August 4, 1996, the Company sold its United Kingdom Telecommunications operation. Proceeds from the sale will be sufficient to extinguish related liabilities and cover the cost basis of assets sold. In the interim, excess proceeds were used to pay down debt. Consequently, there will be no anticipated charge necessary from the sale of this operation.

Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
Financial Condition
- -------------------

RESULTS OF OPERATIONS
- ---------------------

The second quarter of 1996 net income increased 13% to $1.3 million, or $.20 per share, from the $1.2 million, or $.18 per share, reported in the second quarter of 1995. On a year-to-date basis, net income improved 13% to $1.8 million, or $.28 per share, from $1.6 million, or $.25 per share reported last year.

The results for the quarter reflect the strength of the Company's
Telecommunications Services, Technology Solutions and Fleet Services operations, as they continue to drive the Company's improved performance. Additionally, the margins in the Contract Technical Services division were again higher than that of the prior quarter and the same quarter last year.

Gross margins increased to 14.6% in the second quarter from 13.8% reported in the first quarter, reflecting the success of the Company's strategy of pursuing an improved business mix. This increase occurred despite lower than average margins in the United Kingdom ("UK") business. The year-to-date gross margin for 1996 was 14.2%, compared with 13.7% for the same period in 1995. Selling, general and administrative expenses were sharply lower than that of the prior year, the direct result of the strategic management actions announced in late 1995.

The Company also benefited from reduced interest expense, reflecting the significantly improved controls on, and management of, its receivable investment which decreased by $14.6 million since June 1995.

The results of the UK Telecommunications group did not meet expectations and the Company entered into an agreement to sell this operation. The Company finalized this transaction on August 4, 1996, and will not incur a charge upon its disposition. The Company will continue to support its international clientele in its staffing business, both in the UK and its other international markets.

Net sales for the quarter were $105.4 million, reflecting a 5% decrease from the $110.5 million recorded in the second quarter of 1995. For the six months, sales were $206.1 million, down 9% from the $226.8 million recorded in the comparable period last year. Noteworthy increases in the Telecommunications Services, Fleet Services and Technology Solutions divisions were more than offset by planned decreases in Contract Technical Services, the direct result of the Company's strategy of shedding low margin business, reduced sales in the Project Engineering Services division due to the completion of a major contract early in the first quarter of 1996 and the UK operations because of the curtailed volume in the utility and telecommunications areas.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's primary sources of funds are generated from operations and borrowings under its Credit Facility. As of June 30, 1996, $37.6 million was outstanding under the Credit Facility, and an additional $5.4 million was used to collateralize letters of credit. Proceeds from the Credit Facility were used by the Company to finance working capital, capital expenditures and other business related expenses.

Improved controls over the Company's investment in its accounts receivable continue to yield results as reflected in the decrease in the borrowings under its Credit Facility to $37.6 million at June 30, 1996 from $40.5 million at December 31, 1995.

In May 1994, certain of the Company's US and Canadian operating subsidiaries entered into a three-year Credit Facility with General Electric Capital Corporation ("GECC"). This agreement was extended to July 1, 1997. The Credit Facility provides the Company with up to $50.0 million in loans including $6.0 million for letters of credit. The sum of the aggregate amount of loans outstanding under the Credit Facility plus the aggregate amount available for letters of credit may not exceed the lessor of (i) $50.0 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables (which percentages are subject to adjustment from time to time by the Company's principal lender - GECC). The interest rate chargeable to the Company is fixed at the beginning of each month based upon the 30 day commercial paper rate in effect at the close of the last business day of each month, plus three hundred basis points. The interest rate in effect on June 30, 1996 was 8.4%, and the average rate since January 1, 1996 was 8.5%. The Company has guaranteed all obligations incurred or created under the Credit Facility. The Company is also required to comply with certain affirmative and financial covenants. The Company is in compliance with the aforementioned covenants, as amended. The termination date of the Credit Facility is the earlier of (i) July 1, 1997, or (ii) thirty days prior to the maturity date of the mortgage note, mentioned below, (or any extension, renewal or refinancing of such indebtedness). In the case of one or more events of default, GECC may take either or both of the following actions:
(a) terminate the Credit Facility, and (b) declare the Credit Facility then outstanding and the term note to be due and payable. Although there are lenders which management feels could provide such a loan on comparable terms, a change in lenders could adversely affect the Company's operating results.

In 1993, Butler of New Jersey Realty Corp., a subsidiary of the Company, acquired the Company's corporate office complex in Montvale, NJ for approximately $9.4 million. This transaction was financed principally through the assumption of an existing mortgage of $6.7 million, bearing interest at 10 7/8%, the issuance of a non-interest bearing note in the amount of $1.2 million (which was fully paid in 1994), and the issuance of a second note in the amount of $510,000 (the balance of which was $127,000 at June 30, 1996). The existing mortgage note becomes due on October 31, 1996. The Company is currently in the process of refinancing the mortgage which is expected to be completed by September 1996. The mortgage balance is reflected in the current portion of long-term debt.

                                  PART II - OTHER INFORMATION

Item

     1.  Legal Proceedings - None

     2.  Changes in Securities - None

     3.  Defaults Upon Senior Securities - None

     4. Submission of Matters to a Vote of Security Holders - At the Annual Meeting of Stockholders held on May 30, 1996, a quorum, consisting of approximately 92% of the Company's common and preferred stock outstanding and entitled to vote at the meeting, was present in person or by proxy. At the meeting, the following proposals were approved by the stockholders: Proposal #1 - John F. Hegarty was re-elected as Second Class Director. Edward M. Kopko, Frederick H. Kopko, Jr., Hugh
         G. McBreen and Nikhil S. Nagaswami continue to serve as directors. Proposal #2 - To amend the 1992 Stock option Plan, 1992 Incentive Stock Option Plan and the 1992 Stock Bonus Plan, and Proposal # 3 - To amend the 1992 Stock Option Plan for Non-Employee Directors.

                         FOR     WITHHELD
                      ---------  --------

       Proposal #1    7,544,403   260,634

                      FOR        AGAINST   ABSTAIN
                      ---------  --------  -------

       Proposal #2    7,017,323   707,636   80,078
       Proposal #3    6,877,699   866,709   60,629

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

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                                  (Registrant)



August 13, 1996                     By:  /s/ Edward M. Kopko
                                         -----------------------------------
                                         Edward M. Kopko,
                                         Chairman and Chief Executive
                                         Officer



August 13, 1996                     By:  /s/ Michael C. Hellriegel
                                         -------------------------------------
                                         Michael C. Hellriegel
                                         Senior Vice President - Finance
                                         and Treasurer



August 13, 1996                     By:  /s/ Warren F. Brecht
                                         --------------------------------------
                                         Warren F. Brecht
                                         Senior Vice President and
                                         Secretary