Form 10-Q
period 1996-09-30
BUTLER INTERNATIONAL INC /MD/
filed 1996-11-14
CIK 786765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          SEPTEMBER 30, 1996
                                -----------------------------------

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File Number                 0-14951
                                            -------



                           BUTLER INTERNATIONAL, INC.
                           --------------------------
             Exact name of registrant as specified in its charter)


                MARYLAND                              06-1154321
     -------------------------------              -------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)


                 110 Summit Avenue, Montvale, New Jersey  07645
              (Address of principal executive offices)  (Zip Code)


       Registrant's telephone number, including area code  (201) 573-8000
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


As of November 12, 1996, 6,174,997 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

(A) Consolidated Balance Sheets - September 30, 1996 (Unaudited) and December 31, 1995

(B) Consolidated Statements of Operations (Unaudited) - quarter ended September 30, 1996 and quarter ended September 30, 1995

(C) Consolidated Statements of Operations (Unaudited) - nine months ended September 30, 1996 and nine months ended September 30, 1995

(D) Consolidated Statements of Cash Flows (Unaudited) - nine months ended September 30, 1996 and nine months ended September 30, 1995

(D)  Notes to Consolidated Financial Statements (Unaudited)

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                        (in thousands except share data)
                        --------------------------------

                                                 September 30,   December 31,
                                                      1996           1995
                                                 --------------  -------------
                                                   (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents                           $  1,277       $  1,097
  Accounts receivable, net                              59,643         66,020
  Other current assets                                   2,813          3,345
                                                      --------       --------
          Total current assets                          63,733         70,462

Property and equipment, net                             13,491         15,168
Other assets and deferred charges                          965            654
Excess cost over net assets of
 business acquired, net                                 23,878         24,288
                                                      --------       --------

          Total assets                                $102,067       $110,572
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities            $ 24,061       $ 27,012
  Current portion of long-term debt                      7,228          9,347
                                                      --------       --------
          Total current liabilities                     31,289         36,359
                                                      --------       --------

Long-term debt                                          32,976         40,480
                                                      --------       --------
Other long-term liabilities                              3,724          3,677
                                                      --------       --------

Stockholders' equity:
Preferred stock, par value $.001 per share,
  authorized 5,000,000:  Series B Cumulative
  Convertible, authorized 3,500,000; issued
  2,537,480 at September 30, 1996 and
  2,451,898 at December 31, 1995  (Aggregate
  liquidation preference $2,537,480 at
  September 30, 1996 and $2,451,898
  at December 31, 1995)                                      3              2
Common stock, par value $.001 per share,
  authorized 83,333,333; issued and
  outstanding 6,174,997 at September 30, 1996
  and 5,993,783 at December 31, 1995                         6              6
Additional paid-in capital                              93,709         92,882
Accumulated deficit                                    (59,551)       (62,727)
Cumulative foreign currency translation
 adjustment                                                (89)          (107)
                                                      --------       --------

          Total stockholders' equity                    34,078         30,056
                                                      --------       --------

Total liabilities and stockholders' equity            $102,067       $110,572
                                                      ========       ========


   The accompanying notes are an integral part of these financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                (in thousands except share and per share daata)
                                  (Unaudited)

                                              Quarter Ended September 30,
                                              ---------------------------
                                                   1996         1995
                                                ----------   ----------
Net sales                                       $  103,054   $  108,222
Cost of sales                                       87,733       92,776
                                                ----------   ----------

   Gross margin                                     15,321       15,446

Depreciation and amortization                          693          682
Selling, general and administrative expenses        11,991       12,868
Non recurring charges                                    -          163
                                                ----------   ----------

Income before other income (expense)
  and income taxes                                   2,637        1,733

Other income (expense):
  Interest and other                                   283          168
  Interest expense                                  (1,333)      (1,835)
                                                ----------   ----------

Income before income taxes                           1,587           66

  Income taxes                                         108          (17)
                                                ----------   ----------

Net income                                      $    1,479   $       83
                                                ==========   ==========

Net income per share:
  Primary                                             $.22         $.01
  Assuming full-dilution                              $.20         $.01

Average number of common shares and dilutive
 common share equivalents outstanding:
  Primary                                        6,545,191    6,354,258
  Assuming full-dilution                         7,337,501    7,004,219

   The accompanying notes are an integral part of these financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                (in thousands except share and per share data)
                                  (Unaudited)


                                            Nine Months Ended September 30,
                                            -------------------------------

                                                   1996         1995
                                                -----------  -----------

Net sales                                       $  309,104   $  335,030
Cost of sales                                      264,541      288,458
                                                ----------   ----------

   Gross margin                                     44,563       46,572

Depreciation and amortization                        2,325        2,004
Selling, general and administrative expenses        35,016       37,563
Non recurring charges                                    -          493
                                                ----------   ----------

Income before other income (expense)
  and income taxes                                   7,222        6,512

Other income (expense):
  Interest and other                                   633          442
  Interest expense                                  (4,168)      (4,832)
                                                ----------   ----------

Income before income taxes                           3,687        2,122

  Income taxes                                         380          421
                                                ----------   ----------

Net income                                      $    3,307   $    1,701
                                                ==========   ==========

Net income per share:
  Primary                                             $.50         $.25
  Assuming full-dilution                              $.46         $.24

Average number of common shares and dilutive
 common share equivalents outstanding:
  Primary                                        6,364,624    6,281,293
  Assuming full-dilution                         7,256,528    6,982,273


   The accompanying notes are an integral part of these financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (in thousands)
                                  (Unaudited)


                                                              Nine Months Ended September 30,
                                                              -------------------------------

                                                                        1996      1995
                                                                      --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  3,307    $ 1,701
    Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
    Depreciation and excess purchase
      price amortization                                                 2,325      2,004
    Amortization of deferred financing and
      employee stock purchase plan loans                                   605        453
    Foreign currency translation                                            18       (173)
  (Increase) decrease in assets,
   increase (decrease) in liabilities:
     Accounts receivable                                                 6,377    (18,043)
     Other current assets                                                  532     (1,367)
     Other assets                                                         (917)       186
     Current liabilities                                                (2,916)     9,796
     Other long-term liabilities                                            47       (401)
                                                                        ------   --------
      Net cash provided by (used in)
        operating activities                                             9,378     (5,844)
                                                                        ------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - net                                               145     (3,196)
  Cost of business acquired                                               (382)      (419)
  Expenses paid in conjunction with
   discontinued operations                                                 (80)      (108)
                                                                      --------    -------
Net cash used in investing activities                                     (317)    (3,723)
                                                                      --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings under financing
    agreements                                                          (9,601)    11,755
  Net proceeds from the issuance of
    common stock                                                           742        106
  Net payments in conjunction with
    headquarters building purchase                                         (22)       (73)
  Repurchase common stock                                                    -       (126)
                                                                      --------    -------
Net cash (used in) provided by
 financing activities                                                   (8,881)    11,662
                                                                      --------    -------
  Net increase in cash and
    cash equivalents                                                       180      2,095
  Cash and cash equivalents,
    beginning of period                                                  1,097      2,285
                                                                      --------    -------

  Cash and cash equivalents,
    end of period                                                     $  1,277    $ 4,380
                                                                      ========    =======

  The accompanying notes are an integral part of these financial statements.

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)
                                  -----------


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

The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of operating results for the full year.



NOTE 2 - CREDIT FACILITY:

Effective September 30, 1996, the Company extended its Credit Facility with General Electric Capital Corporation ("GECC") to July 1, 1998. The Credit Facility provides the Company with up to $50.0 million in loans, including $9.0 million for letters of credit. During the fourth quarter of 1996, the interest rate will be reduced by fifty basis points from the current rate of 300 basis points above the 30 day commercial paper rate. Beginning January 1, 1997, additional interest reductions are available based upon the Company achieving certain financial results. The Company has guaranteed all obligations incurred or created under the Credit Facility. The Company is required to comply with certain affirmative and financial covenants. The Company is in compliance with the aforementioned covenants as amended.



NOTE 3 - COMMON STOCK:

In the nine months ended September 30, 1996, the Company issued 181,214 shares of common stock upon the exercise of common stock options and warrants.



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

NOTE 6 - CONTINGENCIES:

The Company and its subsidiaries are parties to various legal proceedings and claims incidental to its normal business operations for which material losses, beyond that which is recorded, is remote except for the following matter. In 1995, the Company filed a complaint against CIGNA Property and Casualty Insurance Company alleging negligence, breach of contract, breach of fiduciary duty, and negligent misrepresentation arising out of CIGNA's and other defendants' acts and omissions in the processing, handling and investigation of claims against the Company under general liability and workmen's compensation insurance contracts. The defendants filed an answer, new matter and counterclaim denying the Company's allegations, asserting certain affirmative defenses, and alleging that the Company has failed to pay retrospective premiums amounting to approximately $7.0 million. In the opinion of management, based on the advice of counsel, all of the proceedings and claims in which the Company and its subsidiaries are involved with can ultimately be defended. The Company is defending itself vigorously against all such claims.



NOTE 7 - UNITED KINGDOM DISPOSALS:

As previously announced during the third quarter of 1996, the Company completed the sale and disposal of the Telecommunications, Pacific and South African operations of its United Kingdom ("UK") unit. There was no significant impact on reported earnings.



NOTE 8 - MORTGAGE NOTE:

Effective November 7, 1996, the Company entered into an agreement to extend the $6.75 million mortgage note on its corporate headquarters facility through April 30, 1998. The new terms include an interest rate of 10%, down from 10 7/8%, and an amortization schedule of 15 years. The Company will pursue long-term refinancing of the mortgage in 1997.

Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
Financial Condition
-------------------


RESULTS OF OPERATIONS
---------------------

The third quarter of 1996 net income increased to $1.5 million, or $.22 per share, from the $83,000, or $.01 per share, reported in the third quarter of 1995. On a year-to-date basis, net income improved 94% to $3.3 million, or $.50 per share, from $1.7 million, or $.25 per share reported last year.

The results for the quarter continue to reflect the strength of the Company's Telecommunications Services, Technology Solutions and Fleet Services operations, as they continue to drive the Company's improved performance. Additionally, the margins in the Contract Technical Services ("CTS") division were again higher than that of the prior quarter and the same quarter last year.

Gross margins increased to 14.9% in the third quarter from 14.6% reported in the second quarter and 13.8% reported in the first quarter, reflecting the success of the Company's strategy of pursuing an improved business mix. This increase occurred despite lower than average margins in the United Kingdom ("UK") business. The year-to-date gross margin for 1996 was 14.4%, compared with 13.9% for the same period in 1995. Selling, general and administrative expenses were sharply lower than that of the prior year, the direct result of the strategic management actions announced in late 1995.

The Company also benefited from reduced interest expense, resulting from the significantly improved controls on, and management of, its receivable investment which decreased by $22 million on a year-to-year basis, allowing the Company to reduce its revolving line of credit to $33 million at September 30, 1996.

The results of the UK Telecommunications group did not meet expectations and the Company entered into an agreement to sell this operation. The Company finalized the transaction to dispose its UK Telecommunications, as well as its Pacific and South African operations during the third quarter of 1996. Proceeds from the sale of the Telecommunications and Pacific operations were sufficient to extinguish related liabilities and cover the cost basis of assets sold. The company will continue to support its international clientele in its staff business, both in the UK and its other international markets.

Sales for the quarter were $103.1 million, reflecting a 5% decrease from the $108.2 million recorded in the third quarter last year. For the nine months, sales were $309.2 million, down 8% from $335.0 million in the comparable period of the prior year. The reduction in sales related to businesses that the Company has exited, totaled $8 million and $17 million in the three and nine month periods, respectively. CTS sales, in accordance with the Company's strategic plans, were managed lower by $9 million and $32 million respectively, as the Company continues its strategy of shedding low margin business. Noteworthy increases were registered by the Fleet Services, Technology Solutions and Telecommunications Services divisions. Revenues in these units exceeded the prior year by 59% and 51% in the three and nine month periods, respectively. These operations, which generate higher than average returns, have been targeted for expansion, at the expense of lower margin work in the CTS business and other exited businesses.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are generated from operations and borrowings under its Credit Facility. As of September 30, 1996, $33.0 million was outstanding under the Credit Facility, and an additional $6.5 million was used to collateralize letters of credit. Proceeds from the Credit Facility were used by the Company to finance working capital, capital expenditures and other business related expenses.

Improved controls over the Company's investment in its accounts receivable continue to yield results as reflected in the decrease in the borrowings under its Credit Facility to $33.0 million at September 30, 1996 from $40.5 million at December 31, 1995.

Effective September 30, 1996, the Company extended its Credit Facility with General Electric Capital Corporation ("GECC") to July 1, 1998. The Credit Facility provides the Company with up to $50.0 million in loans, including $9.0 million for letters of credit. Effective during the fourth quarter of 1996, the interest rate will be reduced by fifty basis points from the current rate of 300 basis points above the 30 day commercial paper rate. The interest rate for November 1996 is 7.9%, which compares favorably to the prime rate of 8.25%. The average rate on the Credit Facility since January 1, 1996, was 8.45%. The Company has guaranteed all obligations incurred or created under the Credit Facility. The Company is also required to comply with certain affirmative and financial covenants. The Company is in compliance with the aforementioned covenants, as amended.

In 1993, Butler of New Jersey Realty Corp., a subsidiary of the Company, acquired the Company's corporate office complex in Montvale, NJ for approximately $9.4 million. This transaction was financed principally through the assumption of an existing mortgage of $6.75 million, bearing interest at 10%, the issuance of a non-interest bearing note in the amount of $1.2 million (which was fully paid in 1994), and the issuance of a second note in the amount of $510,000 (the balance of which was $127,000 at September 30, 1996.) On November 7, 1996, the lender approved an extension of the existing mortgage note through April 30, 1998. The new terms include an interest rate of 10%, down from 10 7/8%, and amortization schedule of 15 years and a 1% extension fee. The Company will be pursuing long term refinancing of the mortgage in 1997. The mortgage balance is reflected in the current portion of long-term debt.

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

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                                  (Registrant)



November 13, 1996                   By:  /s/ Edward M. Kopko
                                         --------------------------------
                                    Edward M. Kopko,
                                    Chairman and Chief Executive
                                    Officer



November 13, 1996                   By:  /s/ Michael C. Hellriegel
                                         --------------------------------
                                    Michael C. Hellriegel
                                    Senior Vice President and Chief
                                    Financial Officer



November 13, 1996                   By:  /s/ Warren F. Brecht
                                         --------------------------------
                                    Warren F. Brecht
                                    Senior Vice President and
                                    Secretary