Form 10-K
period 1996-01-31
BUTLER INTERNATIONAL INC /MD/
filed 1997-03-28
CIK 786765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the period ended         DECEMBER 31, 1996
                       ---------------------------------
                                  OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                       to
                              ---------------------------------------
Commission file number                               0-14951
                              ---------------------------------------

                          BUTLER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

              Maryland                         06-1154321
  -------------------------------            --------------
  (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)          Identification No.)

                110 Summit Avenue, Montvale, New Jersey  07645
                ----------------------------------------------
              Address of principal executive offices  (Zip Code)

      Registrant's telephone number, including area code:  (201) 573-8000
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

YES X.   No   .
   --       --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $68,500,661. Such aggregate market value has been computed by reference to the $11.63 per share closing sale price of such stock as of March 19, 1997.

As of March 19, 1997, 6,156,168 shares of the registrant's single class of common stock, par value $.001 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference in Part II hereof.

A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than April 30, 1997. Portions of the proxy statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                                 PART I

ITEM 1. BUSINESS
        --------

Butler International, Inc. ("the Company"), through its subsidiaries, is a leading provider of technical services and solutions to companies throughout the world. The Company provides services on a contract basis to clients in a wide variety of industries, including telecommunications, aerospace, electronics, defense, energy and machinery & equipment. Contract services are utilized by the Company's clients for staff augmentation, project management, and strategic outsourcing of particular programs and functions. As of March 19, 1997, the Company had more than 6,700 employees, of which 6,200 billable employees provide these services, generally at client facilities, from a network of over 50 offices in the United States and abroad. Through its international operations, the Company currently provides similar services from offices in the United Kingdom. In 1996, the Company had net sales of $409.4 million from its domestic and foreign operations.

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

BUSINESS AND INDUSTRIES SERVICED

The Company's staff augmentation, project management and outsourcing services are provided through six principal operations: (i) Butler Contract Technical Services, (ii) Butler Telecom (iii) Butler Technology Solutions, (iv) Butler Project Engineering Services, (v) Butler Fleet Services and (vi) Butler Service Group, UK Ltd.

Butler Contract Technical Services provides contract staffing functions including skilled technical personnel, managed services and payroll services to companies worldwide and to industries ranging from aerospace to pharmaceuticals to energy and electronics.

Butler Telecom provides a full range of human resource staffing and specialty project services to the voice, data, and video communications industry through a national network of branch offices. Butler Telecom contract personnel provide applied engineering services, install, test and maintain central office and customer premise equipment for voice and data applications, with both standard coaxial cable and fiber optic capabilities. Such services also provided for both campus and multi-story telecommunications management. In addition the central service personnel and project services personnel design, install and maintain cable television and provide related support services such as management, clerical, drafting, training, data processing and other specialized contract personnel services.

Butler Technology Solutions provides staffing-based technical solutions to the information technology industry including project management, management consulting, staff augmentation, strategic outsourcing and quality facilitation. This group serves all sectors of the software and data processing industries, from development through testing and final software quality assurance. Butler employees provide a broad range of software, hardware and data processing specialists with expertise in a wide variety of applications, operating systems and platforms.

Butler Project Engineering Services provides engineering support services including strategic consulting, project management, drafting and design, and total outsourcing, while specializing in establishing, managing, and staffing dedicated engineering support centers carrying out both long-term and short-term projects. Engineering support services include product and facilities design, drafting, computer programming, technical writing and illustration.

Butler Fleet Services provides customized fleet operations services to major ground fleet-holders nationwide, ranging from vehicle maintenance and repair to total fleet management solutions. Services include: preventative maintenance, mobile maintenance repair and service, scheduling servicing and inspections, computerized fleet tracking systems (including inventory control), training, fluid level checks and total fleet management. Most of these services are provided by A.S.E. (Automotive Service Excellence) certified mechanics.

Butler Service Group, UK Ltd. provides technical staffing principally in the UK and throughout Europe.

INTERNATIONAL OPERATIONS

The Company's international operations ("International Operations") are directed from offices in the United Kingdom. In late 1995, the Company discontinued its marginal operations in Canada, and exited its Latin American operations due to economic uncertainties in Mexico and Venezuela. During 1996, the Company exited its United Kingdom Telecommunications, Utility, Pacific and South African operations. Currently, approximately 2% of the Company's personnel are employed in its International Operations. International Operations accounted for approximately 5.2% of the Company's net sales in 1996, principally from the United Kingdom. The Company will continue to support its international clientele in its staffing business in the United Kingdom.

CURRENT MARKETS AND MARKETING PLANS

Management believes that in today's environment of ever increasing competition, companies are searching for ways to differentiate themselves and go beyond mass production. This has led to the evolution of customized product and service offerings. An integral part of customization is having the capability to respond to individual opportunities and speed products to market. To achieve this agile business strategy, organizations need to concentrate on defining core competencies. Companies are analyzing activities in their value chain in terms of their ability to accomplish it cost effectively and efficiently. They have realized the benefits to their bottom line of outsourcing functions which can be better handled by a dedicated provider, such as Butler.

This search for strategic business partners has created a transition in the technical temporary services industry - from providing narrowly defined temporary help to supplying services and solutions. Butler has recognized this transformation and has proactively sought to exploit the emerging markets for project management and human resource based solutions.

From product development to process improvements, Butler is committed to creating the solution that is best for its client. By utilizing Butler's expertise, customers are able to gain a strategic advantage in terms of knowledge, quality, cost, timing and flexibility.

Management expects to participate in a meaningful manner as these changes continue to occur in its markets. As a result, management believes that the Company's recent marketing successes in penetrating the Technology Solutions, Fleet Services and Telecom Services are the result of: (i) its attention to client needs and devotion to achieving client satisfaction, (ii) its commitment to quality, (iii) its ability to quickly locate and assemble the right person/team through its computerized hiring system (described below, see "Employees"), and

(iv) its ability to successfully bid on projects. In addition, management works very diligently with clients to define the job/project and to determine: the client's needs and expectations, skill sets required, education and background suited for the tasks or projects, proper work environment, location and duration of the project, special training needs, equipment and tool requirements, and proper scheduling of personnel and deployment of equipment and materials. This personalized approach to client needs enables the Company to respond to clients' expectations, as well as to the particular job requirements.

As leading corporations around the world move toward doing business with a reduced number of "preferred suppliers", they tend to form longer-term supplier partnerships with quality providers who are able to respond to a wide range of needs in the most efficient manner. The Company received its first ISO 9000 certification in 1993 and to date has received a total of nine (9) ISO 9000 certifications covering a number of different locations in the United States and the United Kingdom. The Company has received at least one ISO 9000 certification in each of its major businesses, and continues to seek additional ISO 9000 certifications for several other of its facilities. Management believes that its commitment to quality will enhance Butler's standing as a provider of quality technical services throughout the world.

BUSINESS EXPANSION AND ACQUISITIONS

In recent years the Company has completed several acquisitions in its Technology Solutions business. The Company believes that acquisitions in the information technology services market will increase its overall margins and add to the Company's future growth in terms of sales and profits.

CLIENTS

The Company provides its services to over 1,600 clients. None of the Company's clients individually represented 10% or more of the Company's net sales in 1996. A substantial amount of the Company's 1996 net sales were derived from U.S. companies included in the "Fortune 500" companies list.

EMPLOYEES

The Company currently has over 6,700 employees in the United States and abroad, and believes that its relationship with its employees is good. Less than 2% of the Company's employees are covered by collective bargaining agreements. Historically, the Company has been able to attract and retain high caliber employees and utilize them effectively to service client needs quickly, efficiently and at competitive costs.

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

Company recruiters are trained to be skilled at providing a proper match between the candidate and the client's requirements. Candidates are screened on the basis of their overall career experience and technical competency. In 1996, the Company's recruiting system was replaced with a state-of-the-art fulfillment system that allows for full text searches, on-line reporting, systematic management of requirements, and shared databases across all divisions. Identification of personnel to add to the Company's employee candidate base comes from multiple sources including national and international advertising, the internet, employee referrals and industry contacts, including early retirees. The Company's strategic direction for the sales and recruiting organization is (i) to significantly lower overhead costs by centralizing field operations and upgrading technology; achieving process standardization and cost management; and creating a platform for integration with future systems (payroll/billing, finance, etc.); and (ii) to have a customer driven strategy by creating mobile sales and recruiting organizations that can move in and out of markets. The new system is expected to produce both hard dollar savings and productivity gains in the entire sales and recruiting process.

COMPETITION

The technical services industry in the United States is highly fragmented and characterized by specialized regional and local firms serving specific geographic territories and industries. The Company is one of only a few international companies with the breadth of personnel and resources to respond quickly to the large scale and rapidly changing personnel requirements of major corporate clients worldwide. Based on this characteristic, management believes the Company is a preferred provider of contract technical services and solutions to major corporations because of its ability to service the broad range of client needs.

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

ITEM 2.  PROPERTIES
         ----------

The Company owns its corporate office facility located at 110 Summit Avenue, Montvale, New Jersey, 07645.
At March 19, 1997, Butler maintained office space at the following locations for predominantly sales, recruiting and administrative functions:

UNITED STATES

Albuquerque, NM          Gaylord, MI            Saginaw, MI
Anaheim, CA              Indianapolis, IN       St. Louis, MO
Arlington Heights, IL    Irving, TX             San Jose, CA
Aurora, CO               King of Prussia, PA    Shelton, CT
Aurora, IL               Kokomo, IN             Springfield, MA
Austin, TX               Lake St. Louis, MO     Syracuse, NY
Baltimore, MD            Lombard, IL            Tempe, AZ
Beaverton, OR            McLean, VA             Twinsburg, OH
Bronx, NY                Montvale, NJ           West Bridgewater, MA
Burlington, MA           Norcross, GA           Woodside, NY
Center Line, MI          Ontario, CA
Chillicothe, IL          Park Ridge, IL
Cincinnati, OH           Plainsboro, NJ
Citrus Heights, CA       Pleasanton, CA
Dublin, CA               Portsmouth, NH
Encino, CA               Raleigh, NC
Euclid, OH               Redmond, WA
Fairport, NY             Riverside, CA
Fort Wayne, IN           Rochester, NY

INTERNATIONAL

York, England
London, England
Redhill, Surrey, England

Except for its corporate headquarters facility in Montvale, New Jersey, the Company does not own any real estate and generally leases office space. The Company makes modest investments in leasehold improvements, equipment and other tangible property, principally computer equipment, as required.

ITEM 3.  LEGAL PROCEEDINGS
         ------------------

The Company and its subsidiaries are parties to various legal proceedings and claims incidental to normal business operations for which any material liability, beyond that which is recorded, is remote except for the following matter. In 1995, the Company filed a complaint against CIGNA Property and Casualty Insurance Company in the alleging negligence, breach of contract, breach of fiduciary duty, and negligent misrepresentation arising out of CIGNA's and other defendants' acts and omissions in the processing, handling and investigation of claims against the Company under general liability and workmen's compensation insurance contracts. The defendants filed an answer, new matter and counterclaim denying the Company's allegations, asserting certain affirmative defenses, and alleging that the Company has failed to pay retrospective premiums amounting to approximately $7.6 million. On March 14, 1997, CIGNA notified the Company that it intended to draw down on three letters of credit, posted by the Company, in the aggregate amount of approximately $2.9 million. This amount is fully reserved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

None.
                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        -----------------------------------------------------------------
MATTERS
-------

Information regarding the market for the Company's common stock and related stockholder matters is on page 32 of the Company's 1996 Annual Report, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

Selected financial data is included on page 32 of the Company's 1996 Annual Report, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
        -----------------------------------------------------------------
        FINANCIAL CONDITION
        -------------------

Management's discussion and analysis of results of operations and financial condition is included on pages 14-16 of the Company's 1996 Annual Report, which discussion and analysis are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

The following financial statements and supplementary data are herein incorporated by reference to the Company's 1996 Annual Report:

Consolidated Balance Sheets at December 31, 1996 and December 31, 1995          PAGE 17

Consolidated Statements of Operations for the years ended December 31, 1996,
December 31, 1995, and December 31, 1994                                        PAGE 18

Consolidated Statements of Cash Flows for the years ended December 31, 1996,
December 31, 1995, and December 31, 1994                                        PAGE 19

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1996, December 31, 1995, and December 31, 1994                     PAGE 20

Notes to Consolidated Financial Statements                                      PAGES 21-30

Independent Auditors' Report                                                    PAGE 31

Other supporting schedules are submitted in a separate section of this report following Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

Not Applicable.

                                 PART III

A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than April 30, 1997, which is 120 days after the close of the Registrant's fiscal year. The proxy statement will be incorporated in Part III (Items 10 through 13) of Form 10-K.

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

  (a)(3)  Exhibits:  The exhibit listing and exhibits follow the schedules.
  (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1996.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date:  March 27, 1997          BUTLER INTERNATIONAL, INC.
                                 (Registrant)

                                 By:   /s/ Edward M. Kopko
                                       ------------------
                                       Edward M. Kopko, Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                            Title                           Date
----                            -----                           ----

/s/Edward M. Kopko              Chairman of the Board of        March 27, 1997
------------------              Directors and CEO
Edward M. Kopko                 (Principal Executive Officer)



/s/John F. Hegarty              Director                        March 27, 1997
------------------
John F. Hegarty



/s/Frederick H. Kopko, Jr.      Director                        March 27, 1997
--------------------------
Frederick H. Kopko, Jr.



/s/Hugh G. McBreen              Director                        March 27, 1997
------------------
Hugh G. McBreen



/s/Nikhil S. Nagaswami          Director                        March 27, 1997
----------------------
Nikhil S. Nagaswami



/s/Michael C. Hellriegel        Senior Vice President           March 27, 1997
------------------------        and Chief Financial Officer
Michael C. Hellriegel



/s/Warren F. Brecht             Senior Vice President           March 27, 1997
-------------------             and Secretary
Warren F. Brecht

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date:  March 27, 1997          BUTLER INTERNATIONAL, INC.
                                 (Registrant)

                                 By:_____________________________
                                 Edward M. Kopko, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                            Title                           Date
----                            -----                           ----


___________________________    Chairman of the Board of      March 27, 1997
Edward M. Kopko                Directors and CEO
                               (Principal Executive Officer)


__________________________     Director                      March 27, 1997
John F. Hegarty



__________________________     Director                      March 27, 1997
Frederick H. Kopko, Jr.



__________________________     Director                      March 27, 1997
Hugh G. McBreen



__________________________     Director                      March 27, 1997
Nikhil S. Nagaswami



__________________________     Senior Vice President         March 27, 1997
Michael C. Hellriegel          and Chief Financial Officer



__________________________     Senior Vice President         March 27, 1997
Warren F. Brecht               and Secretary

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
 Butler International, Inc.:

We have audited the consolidated financial statements of Butler International, Inc. as of December 31, 1996 and December 31, 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated March 19, 1997; such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Butler International, Inc. listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/Deloitte & Touche LLP
------------------------
Parsippany, New Jersey
March 19, 1997

Schedule I
----------
BUTLER INTERNATIONAL, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(in thousands)



                                                      December 31,
                                                  --------------------

                                                      1996       1995
                                                  --------   --------
ASSETS
------------------------------------------------
Current Assets
    Cash                                          $          $      2
                                                        -
    Other current assets                                78        117
                                                  --------   --------

        Total current assets                            78        119

Investment in and receivable from subsidiaries      36,324     30,781
Other assets                                            67         77
                                                  --------   --------

        Total assets                              $ 36,469   $ 30,977
                                                  ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued liabilities          $    639   $    532
Current portion of long-term debt                      127        149
                                                  --------   --------

        Total current liabilities                      766        681
                                                  --------   --------

Long-term liabilities                                  133        133
                                                  --------   --------

Stockholders' equity:
    Preferred stock                                      3          2
    Common stock                                         6          6
    Additional paid-in capital                      93,673     92,882
    Accumulated deficit                            (58,112)   (62,727)
                                                  --------   --------

        Total stockholders' equity                  35,570     30,163
                                                  --------   --------

            Total liabilities and
               stockholders' equity               $ 36,469   $ 30,977
                                                  ========   ========


The accompanying notes are an integral part of these financial statements.

-----------------------
BUTLER INTERNATIONAL, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)



                                              Year ended December 31,
                                          ----------------------------------

                                             1996        1995        1994
                                          ----------  ----------  ---------
Revenues
 Interest income (includes intercompany
   interest of $1,181, $2,349 and $1,609)  $   1,200   $   2,363   $  1,624
                                           ---------   ---------   --------


Expenses
    Compensation and benefits                      7          16        (21)
    Administrative and operating expenses        623         671        911
    Interest expense                              12          24         45
                                              ------      ------     ------

                                                 642         711        935
                                              ------      ------     ------

Equity in income (loss) of subsidiaries        4,826      (9,677)     1,279
                                              ------      ------     ------

Income from operations before income taxes     5,384      (8,025)     1,968

Income taxes (benefit)                           593        (111)       309
                                              ------      ------     ------

Net income (loss)                             $4,791      (7,914)    $1,659
                                              ======      ======     ======




The accompanying notes are an integral part of these financial statements.

----------------------
BUTLER INTERNATIONAL, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                                     Year ended December 31,
                                                   --------------------------

                                                      1996     1995      1994
                                                   -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $ 4,791   $(7,914)  $ 1,659
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
       Depreciation and amortization                     9       23       (12)
       (Gains) losses of subsidiaries               (4,363)    9,534    (1,007)
(Increase) decrease in assets, increase
   (decrease) in liabilities:
       Other current assets                             41       223       128
       Other assets                                      -         -         4
       Accounts payable and accrued liabilities        107       316      (459)
       Long-term liabilities                             -         -       (75)
                                                   -------   -------   -------

Net cash provided by operating activities              585     2,182       238
                                                   -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable from Butler
   Service Group, Inc.                              (1,181)   (2,349)   (1,442)
Capital expenditures - net                               -         -       (27)
Other                                                    -        53        (4)
                                                   -------   -------   -------

Net cash used in investing activities               (1,181)   (2,296)   (1,473)
                                                   -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of common
   stock options and warrants                          547        84     1,566
Net payments of note payable                            47       (72)     (289)
Payment of dividends                                     -         -       (99)
                                                   -------   -------   -------

Net cash provided by financing activities              594        12     1,178
                                                   -------   -------   -------

Net decrease in cash                                    (2)     (102)      (57)

Cash at beginning of year                                2       104       161
                                                   -------   -------   -------

Cash at end of year                                $     -    $     2   $   104
                                                   =======    =======   =======


The accompanying notes are an integral part of these financial statements.

----------------------
BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT AT DECEMBER 31, 1996



NOTE 1 - ACCOUNTING POLICIES:

The investments in the Company's subsidiaries are carried at the Company's equity of the subsidiary which represents amounts invested less the Company's equity in the losses to date. Significant intercompany balances and activities have not been eliminated in this unconsolidated financial information.

  No cash dividends were received from subsidiaries during the past three years.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements in its 1996 Annual Report to Stockholders.


NOTE 2 - CONTINGENT LIABILITIES:

The Company has guaranteed the Butler Service Group, Inc. ("BSG") revolving credit loan. Under the terms of the agreement, transfer of funds to the Company by BSG is restricted (see Note 5 of the Company's consolidated financial statements in its 1996 Annual Report).

Schedule II
-----------
BUTLER INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS

                                       Additions
                                    ----------------------

                        Balance at  Charged to  Charged to              Balance
                        beginning   costs and   other                   end of at
Description             of period   expenses    accounts    Deductions  period
-------------           ----------  ----------  ----------  ----------  ---------
     1994
-------------
Allowance for
uncollectible
accounts receivable     $  651,000 $  447,000         -     $  225,000  $  873,000

Reserve for
discontinued
operations              $1,014,400          -         -     $  642,400  $  372,000



     1995
--------------
Allowance for
uncollectible
accounts receivable     $  873,000 $  783,000         -   $   82,000  $1,574,000

Reserve for
discontinued
operations              $   372,000         -         -   $  118,000  $   254,000



     1996
---------------
Allowance for
uncollectible
accounts receivable     $1,574,000 $  453,000         -   $  572,000  $1,455,000

Reserve for
discontinued
operations              $   254,000           -       -   $  118,000  $   136,000


                                 EXHIBIT INDEX
Exhibit
No.            Description
-------        -----------

3.1 Articles of Incorporation of the Registrant, as amended, filed as Exhibit No. 3(a) to the Registrant's Registration Statement on Form S-4, Registration No. 33-10881 (the "S-4"), and hereby incorporated by reference.

3.2            By-laws of the Registrant, as amended, filed herewith as Exhibit
               3.2.

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

* Denotes compensatory plan, compensation arrangement or management contract.

Exhibit
No.            Description
--------       -----------

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

* Denotes compensatory plan, compensation arrangement or management contract.

Exhibit
No.            Description
--------       -----------

10.18* Form of Promissory Note, dated January 16, 1991, executed by each of the outside directors and each payable to the order of North American Ventures, Inc., in the amount of $63,000, filed as Exhibit No. 10.40 to the 1990 10-K, and hereby incorporated by reference.

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

* Denotes compensatory plan, compensation arrangement or management contract.

Exhibit
No.            Description
--------       -----------

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

10.37 Credit Agreement dated as of May 31, 1994 between Butler Service Group, Inc. and General Electric Credit Corporation, filed as
               Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K"), and hereby incorporated by reference.

10.38(a) First Amendment Agreement, dated December 14, 1994 among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.42(a) to the 1994 10-K, and hereby incorporated by reference.

10.38(b) Second Amendment Agreement, dated March 21, 1995 and effective as of December 14, 1994, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.42(b) to the 1994 10-K, and hereby incorporated by reference.

10.38(c) Third Amendment Agreement, dated May 15, 1995 and effective as of March 31, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.42(c) to Form 10-Q for the period ended September 30, 1995, and hereby incorporated by reference.

10.38(d) Fourth Amendment Agreement, dated August 3, 1995 and effective as of June 1, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.42(d) to Form 10-Q for the period ended September 30, 1995, and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement or management contract.

Exhibit
No.            Description
--------       -----------

10.38(e) Fifth Amendment Agreement, dated October 4, 1995 and effective as of September 30, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.42(e) to Form 10-Q for the period ended September 30, 1995, and hereby incorporated by reference.

10.38(f) Sixth Amendment Agreement, dated November 3, 1995 and effective as of September 30, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.39(f) to the 1995 10-K, and hereby incorporated by reference.

10.38(g) Seventh Amendment Agreement, dated December 6, 1995 and effective as of November 30, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.39(g) to the 1995 10-K, and hereby incorporated by reference.

10.38(h) Eighth Amendment Agreement, dated March 26, 1996 and effective as of December 31, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.39(h) to the 1995 10-K, and hereby incorporated by reference.

10.38(i) Ninth Amendment Agreement, dated May 1, 1996, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed herewith as
               Exhibit 10.38(i).

10.38(j) Tenth Amendment Agreement, dated June 1, 1996, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed herewith as
               Exhibit 10.38(j).

10.38(k) Eleventh Amendment Agreement, dated October 31, 1996 and effective as of September 30, 1996, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed herewith as Exhibit 10.38(k).

10.39* Employment Agreement dated May 15, 1994 between Butler Fleet Services, a division of Butler Services, Inc., and James Vonbampus, filed as Exhibit 10.44 to the 1994 10-K, and hereby incorporated by reference.

10.40* Employment Agreement dated April 18, 1995 between Butler International, Inc., and Harley R. Ferguson, filed as Exhibit
               10.42 to the 1995 10-K, and hereby incorporated by reference.

10.41* Form of Promissory Note dated May 3, 1995 in the original principal amount of $142,500 executed by Frederick H. Kopko, Jr. and Hugh G. McBreen, and made payable to the order of Butler International, Inc., filed as Exhibit 10.43 to the 1995 10-K, and hereby incorporated by reference.

10.42* Form Pledge Agreement dated May 3, 1995 between Butler International, Inc. and each of Frederick H. Kopko, Jr. and Hugh
               G. McBreen, filed as Exhibit 10.44 to the 1995 10-K, and hereby incorporated by reference.

13.1           1996 Annual Report to Stockholders, Financial Section (Pages 14-
               32), filed herewith as Exhibit 13.1.

* Denotes compensatory plan, compensation arrangement or management contract.

Exhibit
No.            Description
--------       -----------

22.1           List of Subsidiaries of the Registrant.

23.1           Consent of Deloitte & Touche LLP.

27             Financial Data Schedule.