Form 10-Q
period 1997-03-31
BUTLER INTERNATIONAL INC /MD/
filed 1997-05-14
CIK 786765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        MARCH 31, 1997
                                        --------------------

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File Number                      0-14951
                                                 -------

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
             Exact name of registrant as specified in its charter)

              MARYLAND                                       06-1154321
  ---------------------------------                    ---------------------
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

As of April 23, 1997, 6,156,168 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

(A)  Consolidated Balance Sheets - March 31, 1997 (Unaudited) and December 31,
     1996

(B) Consolidated Statements of Operations (Unaudited) - quarter ended March 31, 1997 and quarter ended March 31, 1996

(C) Consolidated Statements of Cash Flows (Unaudited) - quarter ended March 31, 1997 and quarter ended March 31, 1996

(D)  Notes to Consolidated Financial Statements (Unaudited)

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       (in thousands except share data)


                                                     March 31,      December 31,
                                                       1997             1996
                                                    ------------    ------------
                                                    (Unaudited)
ASSETS
------
Current assets:

  Cash                                               $    906       $   229
  Accounts receivable, net                             61,948        56,271
  Inventories                                           2,374         2,292
  Other current assets                                  2,208         2,160
                                                     --------       -------
        Total current assets                           67,436        60,952

Property and equipment, net                            12,934        13,347
Other assets and deferred charges                       1,181         1,138
Excess cost over net assets of
 businesses acquired, net                              23,650        23,743
                                                     --------       -------
        Total assets                                 $105,201       $99,180
                                                     ========       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities           $ 32,019       $21,145
  Current portion of long-term debt                     7,441         7,766
                                                     --------       -------
        Total current liabilities                      39,460        28,911
                                                     --------       -------

Long-term debt                                         28,940        31,342
                                                     --------       -------
Other long-term liabilities                               434         3,348
                                                     --------       -------

Stockholders' equity:
Preferred stock, par value $.001 per
  share, authorized 5,000,000: Series B
  Cumulative Convertible, authorized
  3,500,000; issued 2,627,025 at March 31,
  1997 and at December 31, 1996 (Aggregate
  liquidation preference $2,627,025 at
  March 31, 1997 and at December 31, 1996)                  3             3
Common stock, par value $.001 per share,
  authorized 83,333,333; issued and
  outstanding 6,156,168 at March 31, 1997
  and 6,144,168 at December 31, 1996                        6             6
Additional paid-in capital                             93,756        93,673
Accumulated deficit                                   (57,316)      (58,112)
Cumulative foreign currency translation
 adjustment                                               (82)            9
                                                     ---------      --------

        Total stockholders' equity                     36,367        35,579
                                                     ---------      --------

Total liabilities and stockholders' equity          $ 105,201      $ 99,180
                                                    =========      ========


           The accompanying notes are an integral part of these financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (in thousands except per share data)
                                  (Unaudited)


                                                     Quarter Ended March 31,
                                                    -------------------------

                                                    1997                 1996
                                                    ----                 ----

Net sales                                        $ 104,697            $ 100,671
Cost of sales                                       89,113               86,783
                                                 ---------            ---------

   Gross margin                                     15,584               13,888

Depreciation and amortization                          671                  816
Selling, general and administrative expenses        12,715               11,219
                                                 ---------            ---------

   Operating income                                  2,198                1,853

Other income (expense):
  Interest and other income                            (52)                 192
  Interest expense                                  (1,201)              (1,438)
                                                 ---------            ---------

   Income before income taxes                          945                  607

Income taxes                                           104                   95
                                                 ---------            ---------

   Net income                                    $     841            $     512
                                                 =========            =========

Net income per share:
   Primary                                       $     .12            $     .08
   Assuming full-dilution                        $     .11            $     .07

Average number of common shares and dilutive
 common share equivalents outstanding:
   Primary                                           6,695                6,170
   Assuming full-dilution                            7,427                6,922




        The accompanying notes are an integral part of these financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (in thousands)
                                  (Unaudited)

                                                        Quarter Ended March 31,
                                                       -------------------------
                                                           1997          1996
                                                          ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $   841       $   512
    Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and excess purchase

      price amortization                                     671           816
    Amortization of deferred financing                        71           175
    Foreign currency translation                             (91)          (24)
  (Increase) decrease in assets,
  increase (decrease) in liabilities:
     Accounts receivable                                  (5,677)       (2,920)
     Other current assets                                   (130)         (199)
     Other assets                                           (114)         (227)
     Current liabilities                                  10,873         3,212
     Other long-term liabilities                          (2,914)           38
                                                          --------      -------

  Net cash provided by operating activities                3,530         1,383
                                                          --------      -------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures - net                                20          (191)
    Cost of businesses acquired                             (185)         (119)
    Expenses paid in conjunction with
     discontinued operations                                 (44)          (10)
                                                          --------      -------

  Net cash used in investing activities                     (209)         (320)
                                                          --------      -------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments under financing

     agreements                                           (2,728)         (916)
    Net proceeds from the issuance of
     common stock                                             84           215
    Payments on headquarters building debt                    --           (22)
                                                          --------      -------

  Net cash used in financing activities                   (2,644)         (723)
                                                          --------      -------

Net increase in cash                                         677           340

Cash at beginning of period                                  229         1,097
                                                          --------      -------

Cash at end of period                                     $  906      $  1,437
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

The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of operating results for the full year.


NOTE 2 - CREDIT FACILITY:

Effective September 30, 1996, the Company extended its Credit Facility with General Electric Capital Corporation ("GECC") to July 1, 1998. The Credit Facility, as amended, provides the Company with up to $50.0 million in loans, including $9.0 million for letters of credit. The interest rate chargeable to the Company in the first quarter 1997 was 250 basis points above the 30 day commercial paper rate. The interest rate has since been reduced to 240 basis point above the commercial paper rate. Additional interest reductions are available based upon the Company achieving certain financial results. The interest rate in effect on March 31, 1997 was 7.9%, and the average rate since January 1, 1997 was 8.1%. The Company has guaranteed all obligations incurred or created under the Credit Facility. The Company is required to comply with certain affirmative and financial covenants. The Company is in compliance with the aforementioned covenants as amended.


NOTE 3 - COMMON STOCK:

During the first quarter of 1997, the Company issued 12,000 shares of common stock upon the exercise of common stock options.


NOTE 4 - EARNINGS PER SHARE:

Primary earnings per share are determined by dividing net income (after deducting preferred stock dividends) by the weighted average number of common shares outstanding and dilutive common stock equivalents. On a fully-diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of convertible preferred stock.

The Company will adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15 until the adoption of SFAS
128. The pro forma earnings per share computed under the provisions of SFAS 128 for the quarter ended March 31, 1997 are $.13 basic earnings per share and $.11 diluted earnings per share. Pro forma basic and diluted earnings per share are the same as previously reported for the quarter ended March 31, 1996 which were $.08 and $.07, respectively.


NOTE 5 - CONTINGENCIES:

The Company and its subsidiaries are parties to various legal proceedings and claims incidental to its normal business operations for which material liability, beyond that which is recorded, is remote except for the following matter. In 1995, the Company filed a complaint against CIGNA Property and Casualty Insurance Company alleging negligence, breach of contract, breach of fiduciary duty, and negligent misrepresentation arising out of CIGNA's and other defendants' acts and omissions in the processing, handling and investigation of claims against the Company under general liability and workmen's compensation insurance contracts. The defendants filed an answer, new matter and counterclaim denying the Company's allegations, asserting certain affirmative defenses, and alleging that the Company has failed to pay retrospective premiums amounting to approximately $7.6 million. On April 18, 1997, CIGNA drew down on three letters of credit, posted by the Company, in the aggregate amount of $2.9 million. There was no impact on current operating results. These letters of credit had been posted as collateral for estimated retrospective premiums.


NOTE 6 - MORTGAGE NOTE:

Effective November 7, 1996, the Company entered into an agreement to extend the $6.75 million mortgage note on its corporate headquarters facility through April 30, 1998. The terms of the agreement include an interest rate of 10%, down from 10 7/8%, and an amortization schedule of 15 years. The Company is currently pursuing long-term refinancing of the mortgage.

Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
Financial Condition
-------------------


RESULTS OF OPERATIONS
---------------------

The first quarter of 1997 net income increased by 64% to $841,000, or $.12 per share, up from the $512,000, or $.08 per share, reported in the first quarter of 1996. Revenues for the period increased by 4% to $104.7 million, compared with $100.7 million recorded in the first quarter of 1996.

The increased profitability was principally due to increased margins and reduced interest expense. Gross margins for the quarter were 14.9%, up from 13.8% recorded in the prior year's first quarter, reflecting the Company's continuing improvement in business mix. Interest expense was lower primarily due to reduced borrowings and lower interest rates.

Driving the improved results was continued growth in the Company's higher margin businesses which include Technology Solutions and Telecommunication Services. These groups enjoyed a 14% sales growth as well as an operating income improvement of 32%. Sales from domestic operations increased by 10%, while international operations declined due to the previously announced sale of certain of the Company's United Kingdom operations in 1996.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are generated from operations and borrowings under its Credit Facility. As of March 31, 1997, $28.9 million was outstanding under the Credit Facility, and an additional $8.4 million was used to collateralize letters of credit. Proceeds from the Credit Facility are used by the Company to finance its internal business growth, working capital and capital expenditures.

Improved controls over the Company's investment in its accounts receivable continue to yield results as reflected in the decrease in the borrowings under its Credit Facility to $28.9 million at March 31, 1997, down from $38.6 million at March 31, 1996.

During the first quarter of 1997, the Company received net proceeds of $84,000 from the exercise of 12,000 common stock options.

Effective September 30, 1996, the Company extended its Credit Facility with General Electric Capital Corporation ("GECC") to July 1, 1998. The Credit Facility, as amended, provides the Company with up to $50.0 million in loans, including $9.0 million for letters of credit. The interest rate chargeable to the Company is 250, since reduced to 240, basis points above the 30 day commercial paper rate. Interest reductions are available based upon the Company achieving certain financial results. The interest rate in effect on March 31, 1997 was 7.9%, and the average rate since January 1, 1997 was 8.1%. The Company has guaranteed all obligations incurred or created under the Credit Facility. The Company is required to comply with certain affirmative and financial covenants. The Company is in compliance with the aforementioned covenants as amended.

Effective November 1996, the Company entered into an agreement to extend the $6.75 million mortgage note on its corporate headquarters facility through April 30, 1998. The terms of the extension include an interest rate of 10%, down from 10 7/8%, an amortization schedule of 15 years and a 1% extension fee. The Company is currently pursuing long term refinancing of the mortgage. The mortgage balance is reflected in the current portion of long-term debt.

RECENT ACCOUNTING PRONOUNCEMENT
-------------------------------

The Company will adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15 until the adoption of SFAS
128. The pro forma earnings per share computed under the provisions of SFAS 128 for the quarter ended March 31, 1997 are $.13 basic earnings per share and $.11 diluted earnings per share. Pro forma basic and diluted earnings per share are the same as previously reported for the quarter ended March 31, 1996 which were $.08 and $.07, respectively.

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

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                                 (Registrant)

May 8, 1997                               By: /s/ Edward M. Kopko
                                              -------------------
                                              Edward M. Kopko,
                                              Chairman and Chief Executive
                                              Officer



May 8, 1997                               By: /s/ Michael C. Hellriegel
                                              -------------------------
                                              Michael C. Hellriegel
                                              Senior Vice President and Chief
                                              Financial Officer



May 8, 1997                               By: /s/ Warren F. Brecht
                                              --------------------
                                              Warren F. Brecht
                                              Senior Vice President and
                                              Secretary