Form 10-Q
period 1997-06-30
BUTLER INTERNATIONAL INC /MD/
filed 1997-08-08
CIK 786765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended          June 30, 1997
                                    -------------------------

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission File Number                      0-14951
                                                     -------

                           BUTLER INTERNATIONAL, INC.
                           -------------------------
              Exact name of registrant as specified in its charter)

            MARYLAND                                         06-1154321
 ------------------------------                          -------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                  110 Summit Avenue, Montvale, New Jersey 07645
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (201) 573-8000
                                                           -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    ------      ------

As of July 23, 1997, 6,271,176 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

(A)      Consolidated Balance Sheets - June 30, 1997 (Unaudited) and December
         31, 1996

(B) Consolidated Statements of Operations (Unaudited) - quarter ended June 30, 1997 and quarter ended June 30, 1996

(C) Consolidated Statements of Operations (Unaudited) - six months ended June 30, 1997 and six months ended June 30, 1996

(D) Consolidated Statements of Cash Flows (Unaudited) - six months ended June 30, 1997 and six months ended June 30, 1996

(E)      Notes to Consolidated Financial Statements (Unaudited)

                           BUTLER INTERNATIONAL, INC.
                           -------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (in thousands except share data)

                                                                   June 30,           December 31,
                                                                    1997                  1996
                                                                -------------         ------------
                                                                 (Unaudited)
ASSETS
------
Current assets:
  Cash                                                               $  1,163             $    229
  Accounts receivable, net                                             60,682               56,271
  Inventories                                                           2,367                2,292
  Other current assets                                                  2,996                2,160
                                                                     --------             --------
        Total current assets                                           67,208               60,952

Property and equipment, net                                            13,059               13,347
Other assets and deferred charges                                       1,317                1,138
Excess cost over net assets of
 businesses acquired, net                                              23,524               23,743
                                                                     --------             --------

        Total assets                                                 $105,108             $ 99,180
                                                                     ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                           $ 30,730             $ 21,145
  Current portion of long-term debt                                     7,536                7,766
                                                                     --------             --------
        Total current liabilities                                      38,266               28,911
                                                                     --------             --------

Long-term debt                                                         28,157               31,342
                                                                     --------             --------
Other long-term liabilities                                               448                3,348
                                                                     --------             --------

Stockholders' equity:
Preferred stock, par value $.001 per share,
  authorized 5,000,000: Series B 7%
  Cumulative Convertible, authorized 3,500,000;
  issued 2,718,214 at June 30,
  1997 and 2,627,025 at December 31, 1996
  (Aggregate liquidation preference
  $2,718,214 at June 30, 1997 and
  $2,627,025 at December 31, 1996)                                          3                   3
Common stock, par value $.001 per share,
  authorized 83,333,333; issued and
  outstanding 6,156,168 at June 30, 1997
  and 6,144,168 at December 31, 1996                                        6                   6
Additional paid-in capital                                             93,848              93,673
Accumulated deficit                                                   (55,559)            (58,112)
Cumulative foreign currency translation
 adjustment                                                               (61)                  9
                                                                    ---------           ---------

        Total stockholders' equity                                     38,237              35,579
                                                                    ---------           ---------
Total liabilities and stockholders' equity                          $ 105,108           $  99,180
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

                                  (Unaudited)

                                                                        Quarter Ended June 30,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ---------    ---------
Net sales                                                               $ 108,419    $ 105,379
Cost of sales                                                              91,862       90,025
                                                                        ---------    ---------

   Gross margin                                                            16,557       15,354

Depreciation and amortization                                                 668          816
Selling, general and administrative expenses                               12,859       11,806
                                                                        ---------    ---------

   Operating income                                                         3,030        2,732

Other income (expense):

  Interest and other income                                                   103          158
  Interest expense                                                         (1,118)      (1,397)
                                                                        ---------    ---------

   Income before income taxes                                               2,015        1,493

Income taxes                                                                  212          177
                                                                        ---------    ---------

   Net income                                                           $   1,803    $   1,316
                                                                        =========    =========

Net income per share:

   Primary                                                              $     .26    $     .20
   Assuming full-dilution                                               $     .24    $     .18

Average number of common shares and dilutive
common share equivalents outstanding:
   Primary                                                                  6,688        6,403
   Assuming full-dilution                                                   7,531        7,138

   The accompanying notes are an integral part of these financial statements.

                          BUTLER INTERNATIONAL, INC.
                          -------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (in thousands except per share data)

                                  (Unaudited)

                                                                        Six Months Ended June 30,
                                                                        ------------------------

                                                                             1997         1996
                                                                            -----        -----
Net sales                                                               $ 213,116    $ 206,050
Cost of sales                                                             180,975      176,808
                                                                        ---------    ---------
   Gross margin                                                            32,141       29,242

Depreciation and amortization                                               1,339        1,632
Selling, general and administrative expenses                               25,574       23,025
                                                                        ---------    ---------

   Operating income                                                         5,228        4,585

Other income (expense):
  Interest and other income                                                    51          350
  Interest expense                                                         (2,319)      (2,835)
                                                                        ---------    ---------

   Income before income taxes                                               2,960        2,100

Income taxes                                                                  316          272
                                                                        ---------    ---------

   Net income                                                           $   2,644    $   1,828
                                                                        =========    =========

Net income per share:
   Primary                                                              $     .38    $     .28
   Assuming full-dilution                                               $     .35    $     .26

Average number of common shares and dilutive
common share equivalents outstanding:
   Primary                                                                  6,693        6,271
   Assuming full-dilution                                                   7,530        7,094


   The accompanying notes are an integral part of these financial statements.

                          BUTLER INTERNATIONAL, INC.
                          -------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (in thousands)
                                  (Unaudited)

                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                        1997         1996
                                                                    ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $ 2,644    $ 1,828
    Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and excess purchase
      price amortization                                                 1,339      1,632
    Amortization of deferred financing                                      98        378
    Foreign currency translation                                           (70)         6
  (Increase) decrease in assets,
  increase (decrease) in liabilities:
     Accounts receivable                                                (4,411)      (319)
     Inventories                                                           (75)        47
     Other current assets                                                 (836)       217
     Other assets                                                         (277)      (743)
     Current liabilities                                                 9,652       (405)
     Other long-term liabilities                                        (2,900)        46
                                                                       -------    -------

  Net cash provided by operating activities                              5,164      2,687
                                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - net                                            (491)      (648)
    Cost of businesses acquired                                           (341)      (264)
    Expenses paid in conjunction with
     discontinued operations                                               (67)       (27)
                                                                       -------    -------
  Net cash used in investing activities                                   (899)      (939)
                                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments under financing
     agreements                                                         (3,415)    (2,287)
    Net proceeds from the issuance of
     common stock                                                           84        742
    Payments on headquarters building debt                                  --        (22)
                                                                       -------    -------

  Net cash used in financing activities                                 (3,331)    (1,567)
                                                                       -------    -------

Net increase in cash                                                       934        181

Cash at beginning of period                                                229      1,097
                                                                       -------    -------
Cash at end of period                                                  $ 1,163    $ 1,278
                                                                       =======    =======

  The accompanying notes are an integral part of these financial statements.

                          BUTLER INTERNATIONAL, INC.
                          -------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)

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

The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - CREDIT FACILITY:

Effective July 17, 1997, the Company extended its Credit Facility with General Electric Capital Corporation ("GECC") to July 1, 2001. The Credit Facility, as amended and restated, provides the Company with up to $50.0 million in loans, including $9.0 million for letters of credit. The interest rate chargeable to the Company in the second quarter 1997 was 240 basis points above the 30 day commercial paper rate. The interest rate has since been reduced to 230 basis points above the commercial paper rate. Additional interest reductions are available based upon the Company achieving certain financial results. The interest rate in effect on June 30, 1997 was 8.0%, and the average rate since January 1, 1997 was 8.0%. The Company has guaranteed all obligations incurred or created under the Credit Facility. The Company is required to comply with certain affirmative and financial covenants. The Company is in compliance with the aforementioned covenants as amended. The amended and restated agreement also includes an additional acquisition facility for up to $15 million, bearing interest at 300 basis points above the 30 day commercial paper rate.

NOTE 3 - COMMON STOCK:

During the first quarter of 1997, the Company issued 12,000 shares of common stock upon the exercise of common stock options.

NOTE 4 - EARNINGS PER SHARE:

Primary earnings per share are determined by dividing net income (after deducting preferred stock dividends of $45,589 and $91,189 for the quarter and six months ended June 30, 1997 and $42,790 and $85,582 for the quarter and six months ended June 30, 1996) by the weighted average number of common shares outstanding and dilutive common stock equivalents. On a fully-diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of convertible preferred stock.

The Company will adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15 until the adoption of SFAS
128. The pro forma earnings per share ("EPS") computed under the provisions of SFAS 128 for the quarter and six months ended June 30, 1997 are as follows:
Basic EPS of $.29
and $.41, respectively, and diluted EPS of $.24 and $.35, respectively. Pro forma basic and diluted EPS for the quarter and six months ended June 30, 1996 were as follows: Basic EPS of $.21 and $.29, respectively and diluted EPS of $.18 and $.26, respectively.

NOTE 5 - CONTINGENCIES:

The Company and its subsidiaries are parties to various legal proceedings and claims incidental to its normal business operations for which material liability, beyond that which is recorded, is remote except for the following matter. In 1995, the Company filed a complaint against CIGNA Property and Casualty Insurance Company alleging negligence, breach of contract, breach of fiduciary duty, and negligent misrepresentation arising out of CIGNA's and other defendants' acts and omissions in the processing, handling and investigation of claims against the Company under general liability and workmen's compensation insurance contracts. The defendants filed an answer, new matter and counterclaim denying the Company's allegations, asserting certain affirmative defenses, and alleging that the Company has failed to pay retrospective premiums amounting to approximately $7.6 million. On April 18, 1997, CIGNA drew down on three letters of credit, posted by the Company, in the aggregate amount of $2.9 million. There was no impact on current operating results. These letters of credit had been posted as collateral for estimated retrospective premiums. On July 29, 1997, the Company entered into an agreement with CIGNA which, in the absence of a settlement, will result in the respective parties undertaking binding arbitration in late 1998. The parties further agreed to grant the Company an option to settle this matter in lieu of arbitration.

NOTE 6 - MORTGAGE NOTE:

Effective November 7, 1996, the Company entered into an agreement to extend the $6.75 million mortgage note on its corporate headquarters facility through April 30, 1998. The terms of the agreement include an interest rate of 10%, down from 10 7/8%, and an amortization schedule of 15 years. On July 7, 1997, the Company received a commitment from Fleet Bank to refinance the existing mortgage. The commitment which is based upon normal terms and conditions will provide financing at 75% of the appraised value of the real estate to a maximum of $6.75 million. The agreement includes several choices of interest rates including Fleet's Prime Rate or LIBOR plus 225 basis points or Fleet's Cost of Funds plus 225 basis points.

Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
Financial Condition
-------------------

RESULTS OF OPERATIONS
---------------------

The second quarter of 1997 net income increased by 37% to $1.8 million, or $.26 per share, up from the $1.3 million, or $.20 per share, reported in the second quarter of 1996. On a year-to-date basis, net income was $2.6 million, or $.38 per share, compared to $1.8 million, or $.28 per share reported for the comparable period last year.

The increased profitability was driven by higher gross margin percentages which in the current quarter were 15.3%, up from 14.6% reported in the second quarter of 1996. This improvement was lead by the Telecommunications Services and Technology Solutions operations. Also, contributing to the increased earnings was reduced interest expenses which was principally due to decreased borrowings.

Revenues for the quarter were $108.4 million, up 3% from the $105.4 million recorded in 1996. Impacting the year-on-year comparison was the previously announced exiting of certain of the Company's United Kingdom operations, as well as the continuing de-emphasis of the Contract Technical Services business. Revenues excluding these groups increased by 14%. Year-to-date revenues were $213.1 million for the first six months of 1997, or 3% higher than that reported for the comparable period in 1996.

Information contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition, other than historical information, may be considered forward-looking in nature, as such it is based upon certain assumptions and is subject to various risks and uncertainties, which may not be controllable by the Company. To the extent that these assumptions prove to be incorrect, or should any of these risks or uncertainties materialize, the actual results may vary materially from those which were anticipated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are generated from operations and borrowings under its Credit Facility. As of June 30, 1997, $28.2 million was outstanding under the Credit Facility, and an additional $8.4 million was used to collateralize letters of credit. Proceeds from the Credit Facility are used by the Company to finance its internal business growth, working capital and capital expenditures.

Improved controls over the Company's investment in its accounts receivable continue to yield results as reflected in the decrease in the borrowings under its Credit Facility to $28.2 million at June 30, 1997, down from $37.6 million at June 30, 1996.

During the first quarter of 1997, the Company received net proceeds of $84,000 from the exercise of 12,000 common stock options.

Effective July 17, 1997, the Company extended its Credit Facility with General Electric Capital Corporation ("GECC") to July 1, 2001. The Credit Facility, as amended and restated, provides the Company with up to $50.0 million in loans, including $9.0 million for letters of credit. The interest rate chargeable to the Company is 240, since reduced to 230, basis points above the 30 day commercial paper rate. Interest reductions are available based upon the Company achieving certain financial results. The interest rate in effect on June 30, 1997 was 8.0%, and the average rate since January 1, 1997 was 8.0%. The Company has guaranteed all obligations incurred or created under the Credit Facility. The Company is required to comply with certain affirmative and financial covenants. The Company is in compliance with the aforementioned covenants as amended. The amended and restated agreement also includes an additional acquisition facility for up to $15 million, bearing interest at 300 basis points above the 30 day commercial paper rate.

Effective November 1996, the Company entered into an agreement to extend the $6.75 million mortgage note on its corporate headquarters facility through April 30, 1998. The terms of the extension include an interest rate of 10%, down from 10 7/8%, an amortization schedule of 15 years and a 1% extension fee. On July 7, 1997, the Company received a commitment from Fleet Bank to refinance the existing mortgage. The commitment which is based upon normal terms and conditions will provide financing at 75% of the appraised value of the real estate to a maximum of $6.75 million. The agreement includes several choices of interest rates including Fleet's Prime Rate or LIBOR plus 225 basis points or Fleet's Cost of Funds plus 225 basis points. The Company expects to close on the new mortgage during the third quarter of 1997.

RECENT ACCOUNTING PRONOUNCEMENT
-------------------------------

The Company will adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15 until the adoption of SFAS
128. The pro forma earnings per share ("EPS") computed under the provisions of SFAS 128 for the quarter and six months ended June 30, 1997 are as follows:
Basic EPS of $.29 and $.41, respectively, and diluted EPS of $.24 and $.35, respectively. Pro forma basic and diluted EPS for the quarter and six months ended June 30, 1996 were as follows: Basic EPS of $.21 and $.29, respectively and diluted EPS of $.18 and $.26, respectively.

                          Part II - OTHER INFORMATION

Item

        1. Legal Proceedings - None

        2. Changes in Securities - None

        3. Defaults Upon Senior Securities - None

        4. Submission of Matters to a Vote of Security Holders - At the Annual Meeting of Stockholders held on May 8, 1997, a quorum, consisting of approximately 90% of the Company's common and preferred stock outstanding and entitled to vote at the meeting, was present in person or by proxy. At the meeting, the following proposals were approved by the stockholders: Proposal #1 - Frederick H. Kopko, Jr. was re-elected as a Third Class Director. Edward M. Kopko, John F. Hegarty, Hugh G. McBreen and Nikhil S. Nagaswami continue to serve as directors. Proposal #2 - To amend the 1992 Stock Option Plan, 1992 Incentive Stock Option Plan, and the 1992 Stock Bonus Plan, and Proposal #3 - to amend the 1992 Stock Option Plan for Non-Employee Directors.

                                FOR         WITHHELD
                             ---------     ---------
           Proposal #1       7,669,976       235,330

                               FOR          AGAINST           ABSTAIN
                             ---------     ---------          --------
           Proposal #2       7,493,039       360,424            21,997
           Proposal #3       7,515,567       371,976            17,763

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

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                                (Registrant)


August 8, 1997                        By:    /s/ Edward M. Kopko
                                             -------------------
                                             Edward M. Kopko,
                                             Chairman and Chief Executive
                                             Officer

August 8, 1997                        By:    /s/ Michael C. Hellriegel
                                             -------------------------
                                             Michael C. Hellriegel
                                             Senior Vice President and Chief
                                             Financial Officer

August 8, 1997                        By:    /s/ Warren F. Brecht
                                             --------------------
                                             Warren F. Brecht
                                             Senior Vice President and
                                             Secretary