Form 10-Q
period 1997-09-30
BUTLER INTERNATIONAL INC /MD/
filed 1997-11-14
CIK 786765

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 1997
                               ---------------------

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

Yes   X  .   No _____.
    -----


As of November 9, 1997, 6,374,923 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

(A) Consolidated Balance Sheets - September 30, 1997 (Unaudited) and December 31, 1996

(B) Consolidated Statements of Operations (Unaudited) - quarter ended September 30, 1997 and quarter ended September 30, 1996

(C) Consolidated Statements of Operations (Unaudited) - nine months ended September 30, 1997 and nine months ended September 30, 1996

(D) Consolidated Statements of Cash Flows (Unaudited) - nine months ended September 30, 1997 and nine months ended September 30, 1996

(E)  Notes to Consolidated Financial Statements (Unaudited)

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                        (in thousands except share data)

                                                                September 30,                December 31,
                                                                     1997                        1996
                                                                ------------                 -----------
                                                                 (Unaudited)
ASSETS
------
Current assets:
  Cash                                               $                531                    $    229
  Accounts receivable, net                                         57,536                       56,271
  Inventories                                                       2,204                        2,292
  Other current assets                                              2,796                        2,160
                                                                 --------                     --------
          Total current assets                                     63,067                       60,952

Property and equipment, net                                        13,665                       13,347
Other assets and deferred charges                                   1,507                        1,138
Excess cost over net assets of
 businesses acquired, net                                          25,399                       23,743
                                                                  -------                       ------

          Total assets                               $            103,638                     $ 99,180
                                                                  =======                       ======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                      $ 30,247                       $21,145
  Current portion of long-term debt                                  649                         7,766
                                                                  ------                        ------
          Total current liabilities                               30,896                        28,911
                                                                  ------                        ------

Revolving credit facility                                         24,949                        31,342
Other long-term debt                                               6,495                             0
Other long-term liabilities                                          451                         3,348

Stockholders' equity:
Preferred stock, par value $.001 per share,
  authorized 5,000,000:  Series B 7% Cumulative
  Convertible, authorized 3,500,000; issued
  2,718,214 at Sept. 30, 1997 and 2,627,025 at
  December 31, 1996 (Aggregate liquidation
  preference $2,718,214 at Sept. 30, 1997 and
  $2,627,025 at December 31, 1996)                                     3                             3
Common stock, par value $.001 per share,
  authorized 83,333,333; issued and
  outstanding 6,374,923 at Sept. 30, 1997
  and 6,144,168 at December 31, 1996                                   6                             6
Additional paid-in capital                                        94,444                        93,673
Accumulated deficit                                              (53,509)                      (58,112)
Cumulative foreign currency translation
 adjustment                                                          (97)                            9
                                                                 -------                      --------

          Total stockholders' equity                              40,847                        35,579
                                                                 -------                      --------

Total liabilities and stockholders' equity                      $103,638                       $99,180
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
                                  (Unaudited)


                                           Quarter Ended September 30,
                                           --------------------------

                                                     1997        1996
                                                 --------    --------

Net sales                                        $106,465    $103,054
Cost of sales                                      89,287      87,733
                                                 --------    --------

   Gross margin                                    17,178      15,321

Depreciation and amortization                         752         693
Selling, general and administrative expenses       13,170      11,991
                                                 --------    --------

   Operating income                                 3,256       2,637

Other income (expense):
  Interest and other income                           140         283
  Interest expense                                 (1,070)     (1,333)
                                                 --------    --------

   Income before income taxes                       2,326       1,587

Income taxes                                          228         108
                                                 --------    --------

   Net income                                    $  2,098    $  1,479
                                                 ========    ========

Net income per share:
   Primary                                           $.30        $.22
   Assuming full-dilution                            $.28        $.20

Average number of common shares and dilutive
 common share equivalents outstanding:
   Primary                                          6,800       6,516
   Assuming full-dilution                           7,626       7,308


   The accompanying notes are an integral part of these financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (in thousands except per share data)
                                  (Unaudited)


                                         Nine Months Ended September 30,
                                         --------------------------------

                                                   1997        1996
                                                ----------  ----------

Net sales                                        $319,581    $309,104
Cost of sales                                     270,262     264,541
                                                 --------    --------

   Gross margin                                    49,319      44,563

Depreciation and amortization                       2,091       2,325
Selling, general and administrative expenses       38,744      35,016
                                                 --------    --------

   Operating income                                 8,484       7,222

Other income (expense):
  Interest and other income                           191         633
  Interest expense                                 (3,389)     (4,168)
                                                 --------    --------

   Income before income taxes                       5,286       3,687

Income taxes                                          544         380
                                                 --------    --------

   Net income                                    $  4,742    $  3,307
                                                 ========    ========

Net income per share:
   Primary                                           $.69        $.50
   Assuming full-dilution                            $.63        $.46

Average number of common shares and dilutive
 common share equivalents outstanding:
   Primary                                          6,644       6,339
   Assuming full-dilution                           7,516       7,256


   The accompanying notes are an integral part of these financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (in thousands)
                                  (Unaudited)


                                          Nine Months Ended September 30,
                                          -------------------------------

                                                    1997      1996
                                                  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $ 4,742   $ 3,307
    Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and excess purchase
      price amortization                            2,091     2,325
    Amortization of deferred financing                115       605
    Foreign currency translation                     (106)       18
  (Increase) decrease in assets,
   increase (decrease) in liabilities:
     Accounts receivable                           (1,265)    6,377
     Inventories                                       88       (47)
     Other current assets                            (636)      579
     Other assets                                    (484)     (917)
     Current liabilities                            9,123    (2,916)
     Other long-term liabilities                   (2,897)       47
                                                  -------   -------

  Net cash provided by operating activities        10,771     9,378
                                                  -------   -------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - net                     (1,549)      145
    Cost of businesses acquired                    (2,515)     (382)
    Expenses paid in conjunction with
     discontinued operations                          (70)      (80)
                                                  -------   -------

  Net cash used in investing activities            (4,134)     (317)
                                                  -------   -------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments under financing
     agreements                                    (7,015)   (9,601)
    Net proceeds from the issuance of
     common stock                                     680       742
    Payments on headquarters building debt              -       (22)
                                                  -------   -------

  Net cash used in financing activities            (6,335)   (8,881)
                                                  -------   -------

Net increase in cash                                  302       180

Cash at beginning of period                           229     1,097
                                                  -------   -------

Cash at end of period                             $   531   $ 1,277
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


NOTE 1 - PRESENTATION:

The consolidated financial statements include the accounts of Butler International, Inc. ("the Company") and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. Certain amounts from prior period consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform with the current period presentation.

The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - CREDIT FACILITY:

On November 13, 1997, the Company amended and restated its Credit Facility with General Electric Capital Corporation ("GECC") to include an acquisition facility (in addition to the original facility). The Credit Facility provides the Company with up to $50.0 million in loans, including $9.0 million for letters of credit. The interest rate in effect at the end of the third quarter 1997 was 230 basis points above the 30 day commercial paper rate. Additional interest reductions are available based upon the Company achieving certain financial results. The interest rate in effect on September 30, 1997, was 7.86%, and the average rate since January 1, 1997, was 7.98%. The Company has guaranteed all obligations incurred or created under the Credit Facility. The Company is required to comply with certain affirmative and financial covenants. The Company is in compliance with the aforementioned covenants as amended. The acquisition facility is for up to $15 million and bears interest at 300 basis points above the 30 day commercial paper rate.


NOTE 3 - COMMON STOCK:

During the first nine months of 1997, the Company issued 230,755 shares of common stock upon the exercise of common stock options and purchase warrants.


NOTE 4 - EARNINGS PER SHARE:

Primary earnings per share are determined by dividing net income (after deducting preferred stock dividends of $48,000 and $139,189 for the quarter and nine months ended September 30, 1997 and $44,775 and $130,357 for the quarter and nine months ended September 30, 1996) by the weighted average number of common shares outstanding and dilutive common stock equivalents. On a fully-diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of convertible preferred stock.

The Company will adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15 until the adoption of SFAS
128. The pro forma earnings per share ("EPS") computed under the provisions of SFAS 128 for the quarter and nine months ended September 30, 1997 are as follows: Basic EPS of $.32 and $.74, respectively, and diluted EPS of $.28 and $.63, respectively. Pro forma basic and diluted EPS for the quarter and nine months ended September 30, 1996 were as follows: Basic EPS of $.23 and $.52, respectively and diluted EPS of $.20 and $.46, respectively.

NOTE 5 - CONTINGENCIES:

The Company and its subsidiaries are parties to various legal proceedings and claims incidental to its normal business operations for which material liability, beyond that which is recorded, is remote except for the following matter. In 1995, the Company filed a complaint against CIGNA Property and Casualty Insurance Company alleging negligence, breach of contract, breach of fiduciary duty, and negligent misrepresentation arising out of CIGNA's and other defendants' acts and omissions in the processing, handling and investigation of claims against the Company under general liability and workmen's compensation insurance contracts. The defendants filed an answer, new matter and counterclaim denying the Company's allegations, asserting certain affirmative defenses, and alleging that the Company has failed to pay retrospective premiums amounting to approximately $7.6 million. On April 18, 1997, CIGNA drew down on three letters of credit, posted by the Company, in the aggregate amount of $2.9 million. There was no impact on current year operating results. These letters of credit had been posted as collateral for estimated retrospective premiums.
On July 29, 1997, the Company entered into an agreement with CIGNA which, in the absence of a settlement, will result in the respective parties undertaking binding arbitration in late 1998. The parties further agreed to grant the Company an option to settle this matter in lieu of arbitration.


NOTE 6 - MORTGAGE NOTE:

On November 12, 1997, the Company closed on a new 7 year mortgage loan for its corporate office facility. The loan, which totals $6.75 million, bears interest at 8.6%. $6.4 million of the mortgage is repayable based upon a 15 year amortization schedule, while the remaining $350,000 is based upon a 4 year schedule. This facility replaces the previous $6.75 million mortgage which had borne interest at 10%.


NOTE 7 - ACQUISITION:

On August 11, 1997, the Company acquired Corporate Information Systems, Inc. ("CIS"), a Chicago based information technology ("IT") company with offices in Chicago and Phoenix. CIS has provided IT support services to its clients for the last 15 years, and currently generates approximately $6 million in annual sales. Their service offerings in technology include staffing projects (e.g., Year 2000 compliance conversion and software programming) and management consulting. They cover a wide range of industries with current emphasis on insurance and banking. CIS has doubled in size in the past three years due to quality performance at national accounts. CIS's founder and President will remain with the Company in a management capacity. The acquisition was not material to the financial results of the Company.


NOTE 8 - RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

In June of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning December 15, 1997. The Company is in the process of reviewing this statement and will include the required information with financial statements beginning with the first quarter of 1998.

Also in June of 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires disclosures of certain information about operating segments and about products and services, the geographic areas in which a company operates, and their major customers. The Company is presently in the process of evaluating the effect this new standard will have on disclosures in the Company's financial statements and the required information will be reflected in the year ended December 31, 1998 financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
Financial Condition
-------------------


RESULTS OF OPERATIONS
---------------------

The third quarter of 1997 net income increased by 42% to $2.1 million, or $.30 per share, up from the $1.5 million, or $.22 per share, reported in the third quarter of 1996. On a year-to-date basis, net income was $4.7 million, or $.69 per share, compared to $3.3 million, or $.50 per share reported for the comparable period last year.

The increased earnings were driven by higher margins and lower interest expense. Gross margins in the current quarter were 16.1%, up from 14.9% reported in the third quarter of 1996. This improvement was fueled by the higher end Technology Solutions and Telecommunications Services operations. Further providing earnings leverage was an overall increase in hourly billing rates, representative of the Company's focus on its higher end business. The decrease in interest expense was principally due to decreased borrowings.

Revenues in the quarter were $106.5 million, up 3% from the $103.1 million recorded in 1996. Growth in the current year quarter was attributable to a 19% increase in the Company's Technology Solutions operation and a 10% increase in the Telecommunications Services unit, which more than offset a 1% decrease in the Contract Technical Services division. On a year-to-date basis, revenues were $319.6 million, or 3% higher than that reported for the comparable period in 1996.

As part of its initiative to expand its Technology Solutions business, the Company acquired Corporate Information Systems, Inc. ("CIS"), a Chicago based information technology ("IT") company with offices in Chicago and Phoenix. CIS has provided IT support services to its clients for the last 15 years, and currently generates approximately $6 million in annual sales. Their service offerings in technology include staffing projects (e.g., Year 2000 compliance conversion and software programming) and management consulting. They cover a wide range of industries with current emphasis on insurance and banking. CIS has doubled in size in the past three years due to quality performance at national accounts. CIS's founder and President will remain with the Company in a management capacity.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are generated from operations and borrowings under its Credit Facility. As of September 30, 1997, $24.9 million was outstanding under the Credit Facility, and an additional $5.5 million was used to collateralize letters of credit. Proceeds from the Credit Facility are used by the Company to finance its internal business growth, working capital, capital expenditures and acquisitions.

Continued earnings and improved controls over the Company's investment in its accounts receivable continue to yield results as reflected in the decrease in the borrowings under its Credit Facility to $24.9 million at September 30, 1997, down from $33.0 million at September 30, 1996.

During the first nine months of 1997, the Company received net proceeds of $1,050,681 from the exercise of 230,755 common stock options and purchase warrants.

On Novenber 13, 1997, the Company amended and restated its Credit Facility with General Electric Capital Corporation ("GECC") to include an acquisition facility (in addition to the original facility). The Credit Facility provides the Company with up to $50.0 million in loans, including $9.0 million for letters of credit. The interest rate in effect at the end of the third quarter 1997 was 230 basis points above the 30 day commercial paper rate. Additional interest reductions are available based upon the Company achieving certain financial results. The interest rate in effect on September 30, 1997, was 7.86%, and the average rate since January 1, 1997, was 7.98%. The Company has guaranteed all obligations incurred or created under the Credit Facility. The Company is required to comply with certain affirmative and financial covenants. The Company is in compliance with the aforementioned covenants as amended. The acquisition facility is for up to $15 million and bears interest at 300 basis points above the 30 day commercial paper rate.

On November 12, 1997, the Company closed on a new 7 year mortgage loan for its corporate office facility. The loan, which totals $6.75 million, bears interest at 8.6%. $6.4 million of the mortgage is repayable based upon a 15 year amortization schedule, while the remaining $350,000 is based upon a 4 year schedule. This facility replaces the previous $6.75 million mortgage which had borne interest at 10%.

RECENT ACCOUNTING PRONOUNCEMENT
-------------------------------

The Company will adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15 until the adoption of SFAS
128. The pro forma earnings per share ("EPS") computed under the provisions of SFAS 128 for the quarter and nine months ended September 30, 1997 are as follows: Basic EPS of $.32 and $.74, respectively, and diluted EPS of $.28 and $.63, respectively. Pro forma basic and diluted EPS for the quarter and nine months ended September 30, 1996 were as follows: Basic EPS of $.23 and $.52, respectively and diluted EPS of $.20 and $.46, respectively.

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

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                                  (Registrant)



November 13, 1997                   By:  /s/ Edward M. Kopko
                                         --------------------------------
                                         Edward M. Kopko,












                                         Chairman and Chief Executive
                                         Officer



November 13, 1997                   By:  /s/ Michael C. Hellriegel
                                         --------------------------------
                                         Michael C. Hellriegel
                                         Senior Vice President and Chief
                                         Financial Officer



November 13, 1997                   By:  /s/ Warren F. Brecht
                                         --------------------------------
                                         Warren F. Brecht
                                         Senior Vice President and
                                         Secretary