Form 10-K405
period 1997-12-31
BUTLER INTERNATIONAL INC /MD/
filed 1998-03-27
CIK 786765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the period ended                  December 31, 1997
                    ----------------------------------------------------

                                            OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from            to
                              ------------------------------------------
Commission file number                 0-14951
                      --------------------------------------------------

                          BUTLER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

         Maryland                                            06-1154321
  ------------------------                                 --------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)

                110 Summit Avenue, Montvale, New Jersey  07645
                ----------------------------------------------
              Address of principal executive offices  (Zip Code)

  Registrant's telephone number, including area code:  (201) 573-8000
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

YES X.   No __.
    -

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

  The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $130,281,972. Such aggregate market value has been computed by reference to the $21.38 per share closing sale price of such stock as of March 16, 1998.

  As of March 16, 1998, 6,399,209 shares of the registrant's single class of common stock, par value $.001 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference in Part II hereof.

  A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than April 30, 1998. Portions of the proxy statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                                 PART I

ITEM 1. BUSINESS
        --------

  Butler International, Inc. ("the Company"), through its subsidiaries, is a leading provider of technical and professional services to companies worldwide. The Company provides services on a contractual basis to clients in a wide variety of industries and service lines, including aerospace, aircraft, automotive, banking, brokerage, cable TV, CAD design, computer software, consumer products, courier, electronics, energy, entertainment, environmental, financial services, fleet services, food processing, marine, petrochemical, pharmaceutical, quality assurance, telecommunications, trucking and utilities. Contract services are utilized by the Company's clients for staff augmentation, project management, and strategic outsourcing of particular programs and functions. As of March 16, 1998, the Company had more than 6,200 employees, of which 5,700 billable employees provide services, generally at client facilities, from a network of over 50 offices in the United States and abroad. Through its international operations, the Company currently provides similar services from offices in the United Kingdom. In 1997, the Company had net sales of $425 million from its domestic and foreign operations.

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


DESCRIPTION OF THE BUSINESS

  Contract services are utilized by the Company's clients for: (i) staff augmentation, (ii) project management and (iii) outsourcing services, as follows:

  Staff augmentation services are provided to supplement a client's existing work force with technical professionals whose skills are tailored to the particular needs of that business. Staff augmentation is currently the largest contributor of the Company's revenues. Staff can be added or removed as needed, avoiding extra costs of employing specially-skilled people during slack times. Contract technical personnel reduce a client's personnel costs and administrative burdens.

  Project management services involves projects wherein the Company assumes responsibility for specifically defined projects. Depending upon the nature of the assignment, the type of equipment required for the task and the particular needs of the client, project management services may be provided either on-site at the client's facilities or at a Company-owned facility designed for the client's specific purpose. The Company frequently obtains the necessary equipment for a project (if not available from the client) on a lease basis for the expected term of the project.

  Outsourcing services involves instances where the Company manages an entire on-going operation on behalf of a client, thereby reducing the client's cost and the burden of maintaining that operation. Outsourcing provides clients with an efficient access to needed expertise. Such services are typically provided by the Company at facilities established by the Company for that purpose.

  Charges for the Company's services are billed to clients based on (i) an hourly rate per contract employee, (ii) an hourly rate plus equipment charges (and overhead charges, if applicable), or (iii) a fixed price or a fixed unit price. Fixed price arrangements typically are subject to bid. Staff augmentation typically is billed on an hourly rate per contract employee supplied, and upon termination of the assignment there is no further cost to the Company or to the client for the services of the contract employee. Outsourcing and project management services may be billed on an hourly, per unit, or fixed price basis, or a combination of such billing arrangements.


BUSINESS UNITS

  The Company's staff augmentation, project management and outsourcing services are provided through the following operations: (i) BUTLER CONTRACT TECHNICAL SERVICES, (ii) BUTLER TELECOM (iii) BUTLER TECHNOLOGY SOLUTIONS, (iv) BUTLER PROJECT ENGINEERING SERVICES, (v) BUTLER FLEET SERVICES and (vi) BUTLER SERVICE GROUP, UK LTD.

  BUTLER CONTRACT TECHNICAL SERVICES provides contract staffing functions including skilled technical personnel, managed services and payroll services to companies worldwide and to industries ranging from aerospace to pharmaceuticals to energy and electronics.

  BUTLER TELECOM provides a full range of human resource staffing and specialty project services to the voice, data, and video communications industry through a national network of branch offices. Butler Telecom contract personnel provide applied engineering services, install, test and maintain central office and customer premise equipment for voice and data applications, with both standard coaxial cable and fiber optic capabilities. Such services are also provided for both campus and multi-story telecommunications management. In 1997, Butler Design Services, which provides drafting, design, printing and graphics services, was incorporated into Butler Telecom.

  BUTLER TECHNOLOGY SOLUTIONS provides staffing-based technical solutions to the information technology industry, including project management, management consulting, staff augmentation, strategic outsourcing and quality facilitation. This group serves all sectors of the software and data processing industries, from development through testing and final software quality assurance. Butler employees provide a broad range of software, hardware and data processing specialists with expertise in a wide variety of applications, operating systems and platforms.

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

  BUTLER FLEET SERVICES provides customized fleet operation services to major ground fleet-holders nationwide, ranging from vehicle maintenance and repair to total fleet management solutions. Services include: preventative maintenance, mobile maintenance repair and service, scheduling servicing and inspections, computerized fleet tracking systems (including inventory control), training, fluid level checks and total fleet management. Most of these services are provided by A.S.E. (Automotive Service Excellence) certified mechanics. Industries served through this division include telecommunications, utilities, municipalities, and trucking.

BUTLER SERVICE GROUP, UK LTD. provides technical staffing principally in the UK and throughout Europe.

INTERNATIONAL OPERATIONS

  The Company's international operations ("International Operations") are directed from offices in the United Kingdom. In late 1995, the Company discontinued its marginal operations in Canada, and exited its Latin American operations due to economic uncertainties in Mexico and Venezuela. During 1996, the Company exited its United Kingdom Telecommunications and Utility businesses as well as its Pacific and South African operations. Currently, approximately 3% of the Company's personnel are employed in its International Operations. International Operations accounted for approximately 2.8% of the Company's net sales in 1997, principally from the United Kingdom. The Company will continue to support its international clientele in its staffing business in the United Kingdom.

CURRENT MARKETS AND MARKETING PLANS

  Management believes that in today's environment of ever increasing competition, companies are searching for ways to differentiate themselves. This has led to the evolution of customized product and service offerings. An integral part of customization is having the capability to quickly respond to individual opportunities and to quickly introduce products into the market. Companies are analyzing the most cost-effective and efficient methods for handling each function or activity within their businesses. Many have realized the benefits of outsourcing with a dedicated provider, such as Butler.

  The search for strategic business partners has created a transition in the technical temporary services industry - from providing narrowly defined temporary help to supplying technical and professional services and business solutions. Butler has recognized this transformation and has proactively sought to meet the needs of emerging markets with project management and human resource based solutions.

  From product development to process improvements, Butler is committed to creating value for its client. By utilizing Butler's expertise, customers are able to gain a strategic advantage in terms of knowledge, quality, cost, timing and flexibility.

  As the market continues to change, management believes the Company will remain an industry leader by merging people and technology to deliver value. Through learning policy and initiatives, Internet/intranet capabilities, and quality programs (including customer satisfaction and value gap assessment programs) Butler seeks to continually improve its services. Management believes that the Company's recent marketing successes in the Technology Solutions and Telecom Services are the result of: (i) its attention to client needs and devotion to achieving client satisfaction, (ii) its commitment to quality, (iii) its ability to quickly locate and assemble the right person/team through BRASS, its proprietary computerized recruiting system and Internet capabilities (described below, see "Employees"), and (iv) its ability to successfully bid on projects and differentiate itself from the competition. In addition, management works diligently with clients to define the job/project and to determine: the client's needs and expectations, skill sets required, education and background suited for the tasks or projects, proper work environment, location and duration of the project, special training needs, equipment and tool requirements, and proper scheduling of personnel and deployment of equipment and materials. A personalized approach to understanding and meeting client needs enables the Company to respond to clients' expectations, as well as to particular job requirements.

  As leading corporations around the world move toward doing business with a reduced number of "preferred suppliers", they tend to form long-term supplier partnerships with quality providers who are able to respond to a wide range of needs in the most efficient manner. The Company received its first ISO 9000 certification in 1993 and to date, has received a total of nine (9) ISO 9000 certifications covering a number of different locations in the United States and the United Kingdom. The Company has received at least one ISO 9000 certification in each of its major businesses, and continues to seek additional ISO 9000 certifications for several other of its facilities. Management believes that its commitment to quality will enhance Butler's standing as a provider of quality technical services throughout the world. In 1997, Butler International was appointed a finalist for Arthur Andersen's 1997 Enterprise Best Practices Award in Customer Satisfaction for the Metro New York area.


BUSINESS EXPANSION AND ACQUISITIONS

  In recent years, the Company completed several acquisitions in its Technology Solutions business. The Company believes that acquisitions in the information technology services market will increase its overall margins and add to the Company's future growth in terms of sales and profits.

  The Company is currently deploying a focused growth strategy. In 1997 an agreement was reached with GE Capital Corporation to provide a new $15 million credit facility dedicated to financing the Company's acquisition program. This four year facility provides additional resources to selectively expand and broaden the Company's higher margin Technology Solutions and Telecommunication Services businesses.

  The acquisition of Corporate Information Systems, Inc. (CIS), a Chicago based Information Technology (IT) company, in August 1997, added to the Company's resource and client base in the Chicago and Phoenix areas. CIS service offerings in technology include staffing projects such as Year 2000 compliance conversion and software programming, and management consulting.

  During the first quarter of 1998, the Company acquired the operations of Argos Adriatic Corporation, a Silicon Valley IT services company. With offshore recruiting expertise and alliances established with technology leaders, this acquisition is a key step in growing the Company's IT business.

  On March 18, 1998, the Company announced that it has signed a definitive purchase agreement to acquire the operations of Norwood Computer Services, Inc. ("Norwood"), an information technology services company, headquartered in Hicksville, NY. Norwood has been serving a wide range of mid-sized and Fortune 500 companies in the New York metropolitan area since 1978 and currently generates approximately $17 million in annual revenues through a staff of approximately 120 consultants. The transaction is expected to close by the end of March.


Clients

  The Company provides its services to over 1,600 clients. Bell Atlantic and Boeing each accounted for approximately 13% of its 1997 net sales. No other clients individually represented 10% of the Company's net sales in 1997. A substantial amount of the Company's 1997 net sales were derived from U.S. companies included in the "Fortune 500" companies list.

EMPLOYEES

  The Company currently has over 6,200 employees in the United States and abroad, and believes that its relationship with its employees is positive. Approximately 10% of the Company's employees are covered by collective bargaining agreements. Historically, the Company has been able to attract and retain high caliber employees and utilize them effectively to serve client needs quickly, efficiently and at competitive costs. The Company's number one priority is to exceed its customers' expectations by providing superior customer value. By empowering their employees through innovative training initiatives, the Company continuously improves the services it provides to its customers. Included in the Company's training initiatives are Butler On-Line Learning, video and seminar training. Through such training opportunities employees are able to update their skills as soon as new products reach the market, giving both the employees and the Company an advantage over the competition.

  Butler On-Line Learning offers over 150 training titles available via the Company's Internet/intranet site and on CD ROM. Self-paced, interactive training experiences from the desktop allow employees to develop the skills necessary to work with today's most desired technologies. Videos and seminar training opportunities enable employees to enhance their knowledge in many technical and management topics. Guided by its Corporate Learning Policy, the Company provides personal learning programs with measurable objectives for each staff employee.

  The Company's Internet strategy is an example of how the Company uses technology to enhance communication and the sharing of knowledge. Staff employees have Internet access at their desktops. Through Butler's web site, technical/professional employees participate in chatrooms to discuss jobs, training, compensation and other important topics with their peers.

  The Company's services are provided by employees who are hired by the Company and assigned to work on a full-time basis for a specific client project. The duration of the assignment depends on the demand for the skills individual employees possess, and averages approximately five to eight months. At the end of an assignment, an individual's employment is terminated unless the Company is able to reassign the employee to a different client. A number of employees have worked for Butler intermittently over a period of years.

  Management believes that technical personnel are attracted to this type of project employment because it provides varied opportunities to work on high-end technological advancements with industry leaders and offers diversity as to the geographic location and type of industry assigned. Company employees are on the Company's payroll, and are subject to its administrative control only during the period that the employee provides services to the client. The client typically retains technical and supervisory control over the performance of the employees.

  Management expects that changing technologies will continue to create demands for new skills faster than the permanent workforce can respond, resulting in a shortage of specialized technical skills. At the same time, early retirees and increased labor force mobility provide a sizable labor pool available to technical service companies like the Company. As a result, the Company expects that an adequate supply of qualified people will continue to be available to recruit and satisfy client needs. In addition, the Company will proactively increase the pool of qualified people through training, communication via the Internet, and aggressive recruiting efforts.

  Company recruiters are trained to be skilled at providing a proper match between the candidate and the client's requirements. Candidates are screened on the basis of their overall career experience and technical competency. In 1996, the Company's recruiting system was replaced with BRASS, a state-of-the-art fulfillment system that allows for full text searches, on-line reporting, systematic management of requirements, and shared databases across all divisions. Identification of personnel to add to the Company's employee candidate base comes from multiple sources, including national and international advertising, the Internet, employee referrals and industry contacts, including early retirees. The Company's strategic direction for the sales and recruiting organization is (i) to significantly lower overhead costs by centralizing field operations and upgrading technology; achieving process standardization and cost management; and creating a platform for integration with future systems (payroll/billing, finance, etc.); and (ii) to have a customer-driven strategy by creating mobile sales and recruiting organizations that can move in and out of markets. The new system is expected to result in lower costs and productivity gains in the entire sales and recruiting process.


COMPETITION

  The technical services industry in the United States is highly fragmented and characterized by specialized regional and local firms serving specific geographic territories and industries. The Company is one of only a few international companies with the breadth of personnel and resources to respond quickly to the large scale and rapidly changing personnel requirements of major corporate clients worldwide. Based on this characteristic, management believes the Company is a preferred provider of contract technical services and solutions to major corporations with the ability to serve a broad range of client needs.

  Some national and international companies are larger than the Company or are associated with companies that have greater financial or other resources than the Company. Management believes, however, that the Company's ability to efficiently handle the broad spectrum of specialized client needs, its commitment to quality, the extensive network of the Company's offices, the wide array of technical skills available, and its unique computerized system of identifying qualified personnel for specialized tasks enable it to compete favorably with other providers in the industry. Rather than aspiring to be the biggest, the Company is clearly focused on being the number one client-rated company in the industry.

ITEM 2.  PROPERTIES
         ----------

The Company owns its corporate office facility located at 110 Summit Avenue, Montvale, New Jersey, 07645.
  At March 16, 1998, Butler maintained office space at the following locations for predominantly sales, recruiting and administrative functions:

UNITED STATES

Albuquerque, NM    Indianapolis, IN      Rochester, NY
Aurora, IL         Huntington Beach, CA  Saginaw, MI
Austin, TX         Irving, TX            San Jose, CA
Baltimore, MD      King of Prussia, PA   Schaumburg, IL
Beaverton, OR      Lake St. Louis, MO    Selma, CA
Bronx, NY          Maryland Heights, MO  Shelton, CT
Burlington, MA     McLean, VA            Springfield, MA
Center Line, MI    Montvale, NJ          Syracuse, NY
Chillicothe, IL    Norcross, GA          Tempe, AZ
Cincinnati, OH     Ontario, CA           Tifton, GA
Dublin, CA         Park Ridge, IL        Twinsburg, OH
Encino, CA         Pleasanton, CA        West Bridgewater, MA
Euclid, OH         Portsmouth, NH        Windsor, CA
Fairport, NY       Raleigh, NC           Woodside, NY
Fort Wayne, IN     Redmond, WA
Gaylord, MI         Riverside, CA

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

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

  In 1995, the Company filed a complaint against CIGNA Property and Casualty Insurance Company alleging negligence, breach of contract, breach of fiduciary duty, and negligent misrepresentation arising out of CIGNA's and other defendants' acts and omissions in the processing, handling and investigation of claims against the Company under general liability and workmen's compensation insurance contracts. The defendants filed an answer, new matter and counterclaim denying the Company's allegations, asserting certain affirmative defenses, and alleging that the Company has failed to pay retrospective premiums amounting to approximately $7.6 million. In April 1997, CIGNA drew down on three letters of credit, posted by the Company, in the aggregate amount of approximately $2.9 million. There was no impact on current year operating results. These letters of credit had been posted as collateral for estimated retrospective premiums. In July 1997, the Company entered into an agreement with CIGNA which, in the absence of a settlement, will result in the respective parties undertaking binding arbitration in late 1998. In accordance with the terms of the agreement the Company paid $2.1 million to CIGNA. The parties further agreed to grant the Company an option to settle the remaining disputed amounts for $1.5 million in lieu of arbitration. Management believes that the ultimate resolution of this matter will not have an adverse impact on the Company's financial position or results of operations.

  The Company and its subsidiaries are parties to various legal proceedings and claims incidental to its normal business operations for which no material liability is expected beyond which is recorded. While the ultimate resolution of the above matters is not known, management does not expect that the resolution of such matters will have a material adverse effect on the Company's financial statements and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

      None.
                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        ------------------------------------------------------------------
        MATTERS
        -------

  Information regarding the market for the Company's common stock and related stockholder matters is on page 34 of the Company's 1997 Annual Report, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

  Selected financial data is included on page 33 of the Company's 1997 Annual Report, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
        ------------------------------------------------------------------
        FINANCIAL CONDITION
        -------------------

  Management's discussion and analysis of results of operations and financial condition is included on pages 15-17 of the Company's 1997 Annual Report, which discussion and analysis are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

  The following financial statements and supplementary data are herein incorporated by reference to the Company's 1997 Annual Report:

  Consolidated Balance Sheets at December 31, 1997 and
  December 31, 1996                                             PAGE 18

  Consolidated Statements of Operations for the years
  ended December 31, 1997, December 31, 1996, and
  December 31, 1995                                             PAGE 19

Consolidated Statements of Cash Flows for the years
ended December 31, 1997, December 31, 1996, and
December 31, 1995                                               PAGE 20

Consolidated Statements of Stockholders' Equity for
the years ended December 31, 1997, December 31, 1996,
and December 31, 1995                                           PAGE 21

Notes to Consolidated Financial Statements                      PAGES 22-31

Independent Auditors' Report                                    PAGE 32

Other supporting schedules are submitted in a separate section of this report following Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ----------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

      Not Applicable.

                                 PART III

  A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than April 30, 1998, which is 120 days after the close of the Registrant's fiscal year. The proxy statement will be incorporated in Part III (Items 10 through 13) of Form 10-K.

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

  (a)(3)  Exhibits:  The exhibit listing and exhibits follow the schedules.
  (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1997.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date:  March 26, 1998                 BUTLER INTERNATIONAL, INC.
                                        (Registrant)

                                        By:   /s/Edward M. Kopko
                                              ------------------
                                        Edward M. Kopko, Chairman


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                            Title                           Date
----                            -----                           ----



/s/Edward M. Kopko              Chairman of the Board of        March 26, 1998
------------------
Edward M. Kopko                 Directors and CEO
                                (Principal Executive Officer)


/s/John F. Hegarty              Director                        March 26, 1998
------------------
John F. Hegarty



/s/Frederick H. Kopko, Jr.      Director                        March 26, 1998
--------------------------
Frederick H. Kopko, Jr.



/s/Hugh G. McBreen              Director                        March 26, 1998
------------------
Hugh G. McBreen



/s/Nikhil S. Nagaswami          Director                        March 26, 1998
----------------------
Nikhil S. Nagaswami



/s/Michael C. Hellriegel        Senior Vice President           March 26, 1998
------------------------
Michael C. Hellriegel           and Chief Financial Officer



/s/Warren F. Brecht             Senior Vice President           March 26, 1998
-------------------
Warren F. Brecht                and Secretary

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
  Butler International, Inc.:

We have audited the consolidated financial statements of Butler International, Inc. as of December 31, 1997 and December 31, 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon
dated March   , 1998; such financial statements and report are included in your
1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Butler International, Inc. listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/Deloitte & Touche LLP
------------------------
Parsippany, New Jersey
March 6, 1998

SCHEDULE I
----------
BUTLER INTERNATIONAL, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(in thousands)




                                                      December 31,
                                                  --------------------

                                                      1997       1996
                                                  --------   --------
ASSETS
------

Total current assets                              $  3,937   $     78
Investment in and receivable from subsidiaries      43,832     36,333
Other assets                                           112         67
                                                  --------   --------

Total assets                                      $ 47,881   $ 36,478
                                                  ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued liabilities          $    632   $    639
Current portion of long-term debt                      127        127
                                                  --------   --------

Total current liabilities                              759        766
                                                  --------   --------

Long-term liabilities                                2,033        133
                                                  --------   --------

Stockholders' equity:
  Preferred stock                                        3          3
  Common stock                                           6          6
  Foreign exchange translation                         (64)         9
  Additional paid-in capital                        94,710     93,673
  Accumulated deficit                              (49,566)   (58,112)
                                                  --------   --------

Total stockholders' equity                          45,089     35,579
                                                  --------   --------

    Total liabilities and
        stockholders' equity                      $ 47,881   $ 36,478
                                                  ========   ========



The accompanying notes are an integral part of these financial statements.

-----------------------
BUTLER INTERNATIONAL, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)


                                                 Year ended December 31,
                                              ---------------------------

                                                 1997      1996      1995
                                              -------    ------   -------
Revenues
  Interest income (includes intercompany
  interest of $118, $1,181 and $2,349)        $   167    $1,200   $ 2,363
                                              -------    ------   -------

Expenses
  Administrative and operating expenses           721       630       687
  Interest expense                                 11        12        24
                                              -------    ------   -------

                                                  732       642       711
                                              -------    ------   -------

Equity in income (loss) of subsidiaries         7,573     4,363    (9,534)
                                              -------    ------   -------

Income from operations before income taxes      7,008     4,921    (7.882)

Income taxes (benefit)                         (1,725)      130        32
                                              -------    ------   -------

Net income (loss)                             $ 8,733    $4,791   $(7,914)
                                              =======    ======   =======




The accompanying notes are an integral part of these financial statements.

----------------------
BUTLER INTERNATIONAL, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)


                                                  Year ended December 31,
                                                ----------------------------

                                                   1997      1996      1995
                                                -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $ 8,733   $ 4,791   $(7,914)
Adjustments to reconcile net income
 (loss) to net cash (used in) provided
 by operating activities:
  Depreciation and amortization                       2         9        23
  (Gains) losses of subsidiaries                 (7,573)   (4,363)    9,534
(Increase) decrease in assets, increase
  (decrease) in liabilities:
    Other current assets                         (3,859)       41       223
    Accounts payable and accrued liabilities         (7)      107       316
    Long-term liabilities                         1,900         -         -
                                                -------   -------   -------
Net cash (used in) provided by
  operating activities                             (804)      585     2,182
                                                -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable from Butler
   Service Group, Inc.                                -    (1,181)   (2,349)
Capital expenditures - net                           (4)        -         -
Other                                               (42)        -        53
                                                -------   -------   -------
Net cash used in investing activities               (46)   (1,181)   (2,296)
                                                -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of common
   stock options and warrants                       831       547        84
Net payments of note payable                         19        47       (72)
                                                -------   -------   -------
Net cash provided by financing activities           850       594        12
                                                -------   -------   -------

Net decrease in cash                                  -        (2)     (102)

Cash at beginning of year                             -         2       104
                                                -------   -------   -------

Cash at end of year                             $     -   $     -   $     2
                                                =======   =======   =======



The accompanying notes are an integral part of these financial statements.

----------------------
BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT AT DECEMBER 31, 1997




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

  Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements in its 1997 Annual Report to Stockholders.


NOTE 2 - CONTINGENT LIABILITIES:

  The Company has guaranteed the Butler Service Group, Inc. ("BSG") revolving credit loan. Under the terms of the agreement, transfer of funds to the Company by BSG is restricted (see Note 4 of the Company's consolidated financial statements in its 1997 Annual Report).

SCHEDULE II
-----------
BUTLER INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS


                             Additions
                -----------------------------------
                Balance at   Charged to  Charged to           Balance at
                beginning    costs and   other                    end of
Description     of period    expenses    accounts   Deductions    period
-----------    --------------------------------------------------------


     1995
---------------
Allowance for
uncollectible
accounts
receivable        $ 873,000  $  783,000        -       $ 82,000  $1,574,000
Reserve for
discontinued
operations        $ 372,000        -           -       $ 118,000 $  254,000



    1996
--------------
Allowance for
uncollectible
accounts
receivable       $1,574,000  $  453,000        -       $ 572,000 $1,455,000
Reserve for
discontinued
operations       $  254,000        -           -       $ 118,000 $  136,000



    1997
--------------
Allowance for
uncollectible
accounts
receivable       $1,455,000  $1,004,000        -       $ 994,000 $1,465,000
Reserve for
discontinued
operations       $  136,000        -           -       $  89,000 $   47,000

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------


3.1 Articles of Incorporation of the Registrant, as amended, filed as Exhibit No. 3(a) to the Registrant's Registration Statement on Form S-4, Registration No. 33-10881 (the "S-4"), and hereby incorporated by reference.

3.2 By-laws of the Registrant, as amended, filed as Exhibit 3.2 to the 1996 10-K, and hereby incorporated by reference.

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

10.3* 1989 Directors Stock Option Plan of the Registrant, dated November 1, 1988, as amended, filed as Exhibit 10.18 to the 1990 10-K, and hereby incorporated by reference.

10.4* Stock Purchase Agreement, dated September 19, 1990, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit
               10.31 to the 1990 10-K, and hereby incorporated by reference.

10.5* Plan Pledge Agreement, dated September 19, 1990, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No.
               10.32 to the 1990 10-K, and hereby incorporated by reference.

10.6*          Plan Promissory Note, dated January 16, 1991, executed by Edward
               M. Kopko, and made payable to the order of North American Ventures, Inc. in the amount of $445,000, filed as Exhibit No.
               10.33 to the 1990 10-K, and hereby incorporated by reference.

10.7* Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.34 to the 1990 10-K, and hereby incorporated by reference.

        * Denotes compensatory plan, compensation arrangement, or management contract.

Exhibit No.    Description
-----------    -----------


10.8*          Promissory Note, dated January 16, 1991, executed by Edward M.
               Kopko and made payable to the order of North American Ventures, Inc. in the amount of $154,999.40, filed as Exhibit No. 10.35 to the 1990 10-K, and hereby incorporated by reference.

10.9* Form of Plan Pledge Agreement, dated September 19, 1990, between North American Ventures, Inc. and each of John F. Hegarty, Hugh
               G. McBreen, and Frederick H. Kopko, Jr. ("Outside Directors"), filed as Exhibit No. 10.36 to the 1990 10-K, and hereby incorporated by reference.

10.10* Form of Plan Promissory Note, dated September 19, 1990, each executed by an Outside Director and each made payable to the order of North American Ventures, Inc. in the amount of $185,000, filed as Exhibit No. 10.37 to the 1990 10-K, and hereby incorporated by reference.

10.11* Form of Stock Purchase Agreement, dated November 4, 1988, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.38 to the 1990 10-K, and hereby incorporated by reference.

10.12* Form of Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.39 to the 1990 10-K, and hereby incorporated by reference.

10.13* Form of Promissory Note, dated January 16, 1991, executed by each of the Outside Directors and each payable to the order of North American Ventures, Inc., in the amount of $63,000, filed as
               Exhibit 10.40 to the 1990 10-K, and hereby incorporated by reference.

10.14* Form of Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.41 to the 1990 10-K, and hereby incorporated by reference.

10.15* Form of Promissory Note, dated January 16, 1991, executed by each of the Outside Directors and each made payable to the order of North American Ventures, Inc. in the amount of $54,000, filed as Exhibit No. 10.42 to the 1990 10-K, and hereby incorporated by reference.

10.16* Form of Promissory Note, dated January 16, 1991, executed by each of the Outside Directors and each payable to the order of North American Ventures, Inc., in the amount of $225,450, filed as Exhibit No. 10.43 to the 1990 10-K, and hereby incorporated by reference.

10.17* Form of Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.44 to the 1990 10-K, and hereby incorporated by reference.

10.18* Form of Security Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.45 to the 1990 10-K, and hereby incorporated by reference.

10.19* 1990 Employee Stock Purchase Plan of the Registrant, as amended, filed as Exhibit No. 10.46 to the 1990 10-K, and hereby incorporated by reference.

        * Denotes compensatory plan, compensation arrangement, or management contract.

Exhibit No.    Description
-----------    -----------


10.20* Employment Agreement, dated December 17, 1991, among North American Ventures, Inc., Butler Service Group, Inc., and Edward
               M. Kopko, filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 1991 (the "1991 10-K"), and hereby incorporated by reference.

10.21* Stock Purchase Agreement, dated December 17, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No.
               10.34 to the 1991 10-K, and hereby incorporated by reference.

10.22* Plan Pledge Agreement, dated December 17, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No.
               10.35 to the 1991 10-K and hereby incorporated by reference.

10.23*         Plan Promissory Note, dated December 17, 1991, executed by Edward
               M. Kopko, and made payable to the order of North American Ventures, Inc. in the amount of $84,000, filed as Exhibit No.
               10.36 to the 1991 10-K, and hereby incorporated by reference.

10.24* Form of Stock Purchase Agreement, dated December 17, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit 10.37 to the 1991 10-K, and hereby incorporated by reference.

10.25* Form of Plan Pledge Agreement, dated December 17, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit 10.38 to the 1991 10-K, and hereby incorporated by reference.

10.26* Form of Plan Promissory Note, dated December 17, 1991, each executed by an Outside Director, and each made payable to the order of North American Ventures, Inc., in the amount of $42,000, filed as Exhibit No. 10.39 to the 1991 10-K, and hereby incorporated by reference.

10.27* 1992 Stock Option Plan, filed as Exhibit 10.40 to the 1992 10-K, and hereby incorporated by reference.

10.28* 1992 Incentive Stock Option Plan, filed as Exhibit 10.41 to the 1992 10-K, and hereby incorporated by reference.

10.29* 1992 Stock Bonus Plan, filed as Exhibit No. 10.42 to the 1992 10-K, and hereby incorporated by reference.

10.30*         1992 Stock Option Plan for Non-Employee Directors, filed as
               Exhibit 10.43 to the 1992 10-K, and hereby incorporated by reference.

10.31* Butler Service Group, Inc. Employee Stock Ownership Plan and Trust Agreement, filed as Exhibit No. 19.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (the "1987 10-K"), and hereby incorporated by reference.

10.32 Credit Agreement dated as of May 31, 1994 between Butler Service Group, Inc. and General Electric Credit Corporation, filed as
               Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K"), and hereby incorporated by reference.


        * Denotes compensatory plan, compensation arrangement, or management contract.

Exhibit No.    Description
-----------    -----------


10.33(a) First Amendment Agreement, dated December 14, 1994 among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.42(a) to the 1994 10-K, and hereby incorporated by reference.

10.33(b) Second Amendment Agreement, dated March 21, 1995 and effective as of December 14, 1994, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.42(b) to the 1994 10-K, and hereby incorporated by reference.

10.33(c) Third Amendment Agreement, dated May 15, 1995 and effective as of March 31, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.42(c) to Form 10-Q for the period ended September 30, 1995, and hereby incorporated by reference.

10.33(d) Fourth Amendment Agreement, dated August 3, 1995 and effective as of June 1, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.42(d) to Form 10-Q for the period ended September 30, 1995, and hereby incorporated by reference.

10.33(e) Fifth Amendment Agreement, dated October 4, 1995 and effective as of September 30, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.42(e) to Form 10-Q for the period ended September 30, 1995, and hereby incorporated by reference.

10.33(f) Sixth Amendment Agreement, dated November 3, 1995 and effective as of September 30, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.39(f) to the 1995 10-K, and hereby incorporated by reference.

10.33(g) Seventh Amendment Agreement, dated December 6, 1995 and effective as of November 30, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.39(g) to the 1995 10-K, and hereby incorporated by reference.

10.33(h) Eighth Amendment Agreement, dated March 26, 1996 and effective as of December 31, 1995, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.39(h) to the 1995 10-K, and hereby incorporated by reference.

10.33(i) Ninth Amendment Agreement, dated May 1, 1996, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.38(i) to the 1996 10-K, and hereby incorporated by reference.

10.33(j) Tenth Amendment Agreement, dated June 1, 1996, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.38(j) to the 1996 10-K, and hereby incorporated by reference.


        * Denotes compensatory plan, compensation arrangement, or management contract.

Exhibit No.    Description
-----------    -----------


10.33(k) Eleventh Amendment Agreement, dated October 31, 1996 and effective as of September 30, 1996, among Butler Service Group, Inc., the Company, Butler Service Group Canada, Ltd., and General Electric Capital Corporation, filed as Exhibit 10.38(k) to the 1996 10-K, and hereby incorporated by reference.

10.34* Employment Agreement dated May 15, 1994 between Butler Fleet Services, a division of Butler Services, Inc., and James VonBampus, filed as Exhibit 10.44 to the 1994 10-K, and hereby incorporated by reference.

10.35* Employment Agreement dated April 18, 1995 between Butler International, Inc., and Harley R. Ferguson, filed as Exhibit
               10.42 to the 1995 10-K, and hereby incorporated by reference.

10.36* Form of Promissory Note dated May 3, 1995 in the original principal amount of $142,500 executed by Frederick H. Kopko, Jr. and Hugh G. McBreen, and made payable to the order of Butler International, Inc., filed as Exhibit 10.43 to the 1995 10-K, and hereby incorporated by reference.

10.37* Form Pledge Agreement dated May 3, 1995 between Butler International, Inc. and each of Frederick H. Kopko, Jr. and Hugh
               G. McBreen, filed as Exhibit 10.44 to the 1995 10-K, and hereby incorporated by reference.

10.38 Amended and Restated Credit Agreement, dated November 7, 1997, between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.38.

10.39 Credit Agreement, dated November 12, 1997, between Butler of New Jersey Realty Corp. and Fleet Bank, National Association, filed herewith as Exhibit 10.39.

10.40 Asset Purchase Agreement, dated August 11, 1997, between Butler Telecom, Inc. and Jack W. Shoemaker, filed herewith as Exhibit 10.40.

10.41 Asset Purchase Agreement, dated February 28, 1998 by and between Butler Telcom, Inc., Argos Adriatic Corporation, Shashi Mahendru and Vinod Wadhawan, filed herewith as Exhibit 10.41.

10.42 Asset Purchase Agreement, dated March 17, 1998, by and between Butler Telecom, Inc., Norwood Computer Services Inc., Vassilis Chaimanis and Henry Piscitelli, filed herewith as Exhibit 10.42.

13.1           1997 Annual Report to Stockholders, Financial Section (Pages 15-
               34), filed herewith as Exhibit 13.1.

22.1           List of Subsidiaries of the Registrant.

23.1           Consent of Deloitte & Touche LLP.

27             Financial Data Schedule.


        * Denotes compensatory plan, compensation arrangement, or management contract.