Form 10-Q
period 1998-03-31
BUTLER INTERNATIONAL INC /MD/
filed 1998-05-14
CIK 786765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended    MARCH 31, 1998
                                                --------------------

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

                  110 SUMMIT AVENUE, MONTVALE, NEW JERSEY 07645
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

Yes   X    No
    -----    -----

As of May 5, 1998, 6,443,542 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                        PART I - FINANCIAL INFORMATIONN

Item 1.  FINANCIAL STATEMENTS.
         --------------------

(A)      Consolidated Balance Sheets - March 31, 1998 (Unaudited) and December
         31, 1997

(B) Consolidated Statements of Operations (Unaudited) - quarter ended March 31, 1998 and quarter ended March 31, 1997

(C) Consolidated Statements of Cash Flows (Unaudited) - three months ended March 31, 1998 and three months ended March 31, 1997

(D)      Notes to Consolidated Financial Statements (Unaudited)

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (in thousands except share data)


                                                         March 31,  December 31,
                                                           1998         1997
                                                        ----------- ------------
                                                        (Unaudited)

ASSETS
------
Current assets:
  Cash                                                   $     631    $     914
  Accounts receivable, net                                  61,338       54,827
  Inventories                                                1,628        2,196
  Other current assets                                       4,833        4,687
                                                         ---------    ---------
         Total current assets                               68,430       62,624

Property and equipment, net                                 16,096       15,613
Other assets and deferred charges                            2,073        1,907
Excess cost over net assets of
 businesses acquired, net                                   29,562       24,572
                                                         ---------    ---------

         Total assets                                    $ 116,161    $ 104,716
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities               $  36,728    $  28,153
  Current portion of long-term debt                          1,292          920
                                                         ---------    ---------
         Total current liabilities                          38,020       29,073
                                                         ---------    ---------

Revolving credit facility                                   17,949       20,985
Other long-term debt                                        10,505        6,517
Other long-term liabilities                                  3,303        3,052

Stockholders' equity:
Preferred stock: par value $.001 per share, authorized 5,000,000: Series B 7% Cumulative
  Convertible, authorized 3,500,000; issued
  2,814,133 at March 31, 1998 and December
  31, 1997 (Aggregate liquidation preference

  $2,814 at March 31, 1998 and December 31, 1997)                3            3
Common stock: par value $.001 per share,
  authorized 83,333,333; issued 6,442,543
  at March 31, 1998 and 6,380,023 at
  December 31, 1997                                              6            6
Additional paid-in capital                                  94,790       94,710
Accumulated deficit                                        (48,386)     (49,566)
Cumulative foreign currency translation
 adjustment                                                    (29)         (64)
                                                         ---------    ---------

         Total stockholders' equity                         46,384       45,089
                                                         ---------    ---------

Total liabilities and stockholders' equity               $ 116,161    $ 104,716
                                                         =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                      (in thousands except per share data)
                                   (Unaudited)

                                                        QUARTER ENDED MARCH 31,
                                                        -----------------------

                                                            1998           1997
                                                            ----           ----

Net sales                                              $ 106,723      $ 104,697
Cost of sales                                             88,515         89,113
                                                       ---------      ---------

   Gross margin                                           18,208         15,584

Depreciation and amortization                                821            671
Selling, general and administrative expenses              14,664         12,715
                                                       ---------      ---------

   Operating income                                        2,723          2,198

Other income (expense):
  Interest and other income                                   33            (52)
  Interest expense                                          (993)        (1,201)
                                                       ---------      ---------

   Income before income taxes                              1,763            945

Income taxes                                                 534            104
                                                       ---------      ---------

   Net income                                          $   1,229      $     841
                                                       =========      =========

Net income per share:
   Basic                                               $     .18      $     .13
   Diluted                                             $     .16      $     .11

Average number of common shares and dilutive
common share equivalents
 outstanding:
   Basic                                                   6,422          6,155
   Diluted                                                 7,726          7,444



The accompanying notes are an integral part of these consolidated financial statements.

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                (in thousands)
                                  (Unaudited)

                                                         QUARTER ENDED MARCH 31,
                                                         -----------------------

                                                            1998          1997
                                                           ------         -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  1,229      $    841
    Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and excess purchase
      price amortization                                      822           671
    Amortization of deferred financing                         11            71
    Foreign currency translation                               35           (91)
  (Increase) decrease in assets,
   increase (decrease) in liabilities:
     Accounts receivable                                   (6,511)       (5,677)
     Inventories                                              568           (82)
     Other current assets                                    (146)          (48)
     Other assets                                            (177)         (114)
     Current liabilities                                    8,530        10,873
     Other long-term liabilities                              251        (2,914)
                                                         --------      --------

  Net cash provided by operating activities                 4,612         3,530
                                                         --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - net                               (980)           20
    Cost of businesses acquired                            (5,315)         (185)
    Expenses paid in conjunction with
     discontinued operations                                   (4)          (44)
                                                         --------      --------

  Net cash used in investing activities                    (6,299)         (209)
                                                         --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) under
     financing agreements                                   1,323        (2,728)
    Net proceeds from the issuance of
     common stock                                              81            84
                                                         --------      --------

  Net cash provided by (used in)
     financing activities                                   1,404        (2,644)
                                                         --------      --------

Net (decrease) increase in cash                              (283)          677

Cash at beginning of period                                   914           229
                                                         --------      --------

Cash at end of period                                    $    631      $    906
                                                         ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - EARNINGS PER SHARE:

As required, in the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The standard specifies the computation, presentation and disclosure requirements for earnings per share. The following table presents the computation of basic and diluted earnings per common share as required by SFAS No. 128 (in thousands, except share data).

                                                     QUARTER ENDED MARCH 31,
                                                     -----------------------
                                                         1998         1997
                                                         ----         ----
BASIC EARNINGS PER SHARE:
-------------------------
Income available to common shareholders                 $1,180       $  795
                                                        ------       ------
Weighted average common shares outstanding               6,422        6,155
                                                        ------       ------
Basic earnings per common share                         $  .18       $  .13
                                                        ======       ======

DILUTED EARNINGS PER SHARE:
---------------------------
Income available to common shareholders
  assuming conversion of preferred stock                $1,229       $  841
                                                        ------       ------
Weighted average common shares outstanding               6,422        6,155
Common stock equivalents                                   503          540
Assumed conversion of preferred stock                      802          749
                                                        ------       ------
Total weighted average common shares                     7,726        7,444
                                                        ------       ------
Diluted earnings per common share                       $  .16       $  .11
                                                        ======       ======


NOTE 3 - COMMON STOCK:

During the first quarter of 1998, the Company issued 64,666 shares of common stock upon the exercise of common stock options and purchase warrants and retired 2,146 shares of common stock.

NOTE 4 - CONTINGENCIES:

The Company and its subsidiaries are parties to various legal proceedings and claims incidental to its normal business operations for which no material liability is expected beyond that which is recorded. While the ultimate resolution of these matters is not known, management does not expect that the resolution of such matters will have a material adverse effect on the Company's financial statements and results of operations.

NOTE 5 - ACQUISITIONS:

On March 3, 1998, the Company acquired the operations of Argos Adriatic Corporation ("Argos"), a Silicon Valley information technology ("IT") company headquartered in Fremont, CA. The purchase price includes $5.1 million paid in cash ($4.1 million charged against the Company's acquisition line and $1.0 million against the revolving credit facility), plus a contingent payout to be paid over three years based on the future earnings of Argos in excess of certain annual thresholds. Argos provides a variety of IT support services to a wide range of clients in Northern California, and generates approximately $10 million in annual revenues. Argos currently has a staff of approximately 90 full-time employees. Argos' President and its Chief Operating Officer will continue to manage the business.

On April 1, 1998, the Company acquired the operations of Norwood Computer Services, Inc. ("Norwood") an IT services company headquartered in Hicksville, NY. The purchase price includes $8.4 million paid in cash ($6.7 million drawn down on the acquisition line and $1.7 charged to the revolving credit facility), plus a contingent payout to be paid over three years based on the future earnings of Norwood in excess of certain annual thresholds. Norwood has been serving a wide range of mid-sized and Fortune 500 companies in the New York metropolitan area since 1978 and currently generates approximately $17 million in annual revenues through a staff of approximately 120 consultants. This acquisition is not included in the financial statements as of March 31, 1998.

Pro forma results for the Company, assuming the above acquisitions had been made at the beginning of each period presented, would not be materially different from the results reported.

NOTE 6 - RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

In June of 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income", which requires comprehensive income to be included in the financial statements for fiscal years beginning December 15, 1997 and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", which requires disclosures of certain information about operating segments and about products and services, the geographic areas in which a company operates, and their major customers. The Company has adopted both standards in 1998. Comprehensive income is defined as total change in stockholders equity during the period, other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net change in cumulative foreign currency translation adjustment, which was an increase of $35,000 and a decrease of $91,000 for the quarters ended March 31, 1998 and 1997, respectively. Total comprehensive income for the three months ended March 31, 1998 and 1997 was $1,264,000 and $750,000, respectively. As required by SFAS 131, the Company will begin reporting under the standard in the 1998 annual report.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
        -----------------------------------------------------------------
FINANCIAL CONDITION
-------------------

RESULTS OF OPERATIONS
---------------------

Net income for the first quarter of 1998 increased by 46% to $1.2 million, up from $841,000 reported in the first quarter of 1997. Diluted earnings per share were $.16 in 1998, compared with $.11 in the 1997 first quarter. Revenues for the 1998 quarter were $106.7 million, compared with $104.7 million recorded in the first quarter of 1997.

Improved business mix and decreased interest expense were the driving forces of the increased earnings. Gross margins in the first quarter of 1998 were 17.1% versus 14.9% last year. Continued growth of the Technology Solutions, Telecommunications Services and Fleet Services operations contributed strongly to the quarter-on-quarter improvement of gross margins due to the relatively higher margins of these businesses. The decrease in interest cost was principally due to reduced borrowings under the revolving credit facility throughout the quarter.

Revenue in the Company's higher margin Technology Solutions and Telecommunications Services units grew at rates of 48% and 16%, respectively, while revenues from the lower margin Contract Technical Services business declined by an expected 11% from last year, resulting in an overall revenue growth of 2%.

As part of the Company's initiative to expand its higher margin businesses, it acquired two information technology ("IT") companies in the early part of 1998.

On March 3, 1998, the Company acquired the operations of Argos Adriatic Corporation ("Argos"), a Silicon Valley IT company headquartered in Fremont, CA. Argos provides a variety of IT support services to a wide range of clients in Northern California, and generates approximately $10 million in annual revenues. Its service offerings include software consulting, project management and software related training. Argos' value to its customers is enhanced by its expertise in the offshore recruiting of experienced IT professionals. Argos currently has a staff of approximately 90 full-time employees.

On April 1, 1998, the Company acquired the operations of Norwood Computer Services, Inc. ("Norwood") an IT services company headquartered in Hicksville, NY. Norwood has been serving a wide range of mid-sized and Fortune 500 companies in the New York metropolitan area since 1978 and currently generates approximately $17 million in annual revenues through a staff of approximately 120 consultants. Its service offerings include IT staffing as well as software and application consulting. The Company will now have four key branch locations serving this market.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are generated from operations and borrowings under its Credit Facility. As of March 31, 1998, $17.9 million was outstanding under the Credit Facility, and an additional $5.5 million was used to collateralize letters of credit. Proceeds from the Credit Facility are used by the Company to finance its internal business growth, working capital, capital expenditures and acquisitions.

Continued earnings and improved controls over the Company's investment in its accounts receivable continue to yield results as reflected in the decrease in the borrowings under its Credit Facility to $17.9 million at March 31, 1998, down from $28.9 million at March 31, 1997.

The Company's revolving Credit facility with General Electric Capital Corporation ("GECC") provides up to $50.0 million in loans, including $9.0 million for letters of credit. The interest rate in effect at the end of the first quarter of 1998 was 200 basis points above the 30 day commercial paper rate. Interest reductions are available based upon the Company achieving certain financial results. The interest rate in effect on March 31, 1998, was 7.53%. As of March 31, 1998, $17.9 million was outstanding under the Credit Facility, and an additional $5.5 million was used to collateralize letters of credit. The Company has guaranteed all obligations incurred or created under the Credit Facility. The Company is required to comply with certain affirmative and financial covenants. The Company is in compliance with the aforementioned covenants as amended.

In addition to the revolving Credit Facility, the Company has a $15.0 million acquisition line of credit with GECC which bears interest at 300 basis points above the 30 day commercial paper rate. The interest rate in effect on March 31, 1998, was 8.53%. The outstanding balance of the acquisition line at March 31, 1998, was $4.1 million. On April 1, 1998, an additional $6.7 million was drawn down on the acquisition line for the Norwood acquisition (see Note 5).

Absent an acquisition requiring funds in excess of its existing acquisition line of credit, the Company believes that its operating cash flow and credit facilities will provide sufficient liquidity for at least the next twelve months.

In November 1997, the Company closed on a 7 year mortgage for its corporate office facility. The mortgage consists of a $6.4 million loan that is repayable based upon a 15 year amortization schedule and a $375,000 loan that is repayable based on a 4 year schedule. The variable interest rate on these loans is one month Libor plus 225 basis points. The Company entered into an interest rate swap agreement with its mortgage holder. The Company makes monthly interest payments at the fixed rates of 8.6% and 8.42% on the $6.4 million and $375,000 loans, respectively. The Company receives payments based upon the one month Libor plus 225 basis points. The net gain or loss from the exchange of interest rate payments is included in interest expense.

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

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                                  (Registrant)

May 12, 1998                                  By:/s/ EDWARD M. KOPKO
                                                 -------------------
                                              Edward M. Kopko
                                              Chairman and Chief Executive
                                              Officer

May 12, 1998                                  By:/s/ MICHAEL C. HELLRIEGEL
                                                 -------------------------
                                              Michael C. Hellriegel
                                              Senior Vice President and Chief
                                              Financial Officer