Form 10-Q
period 1998-06-30
BUTLER INTERNATIONAL INC /MD/
filed 1998-08-13
CIK 786765

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended        JUNE 30, 1998
                                      -------------

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission File Number                   0-14951
                                         -------



                           BUTLER INTERNATIONAL, INC.
                           --------------------------
            (Exact name of registrant as specified in its charter)


             MARYLAND                                        06-1154321
  -------------------------------                        ------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


              110 Summit Avenue, Montvale, New Jersey    07645
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)


       Registrant's telephone number, including area code  (201) 573-8000
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


As of July 30, 1998, 6,443,543 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

(A)  Consolidated Balance Sheets - June 30, 1998 (Unaudited) and December 31,
     1997

(B) Consolidated Statements of Operations (Unaudited) - quarter ended June 30, 1998 and quarter ended June 30, 1997

(C) Consolidated Statements of Operations (Unaudited) six months ended June 30, 1998 and six months ended June 30, 1997

(D) Consolidated Statements of Cash Flows (Unaudited) - six months ended June 30, 1998 and six months ended June 30, 1997

(E)  Notes to Consolidated Financial Statements (Unaudited)

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                        (in thousands except share data)

                                                                                   June 30,    December 31,
                                                                                     1998         1997
                                                                                 ----------  -------------
                                                                                 (Unaudited)
ASSETS
------
Current assets:
  Cash                                                                           $     615       $    914
  Accounts receivable, net                                                          65,517         54,827
  Inventories                                                                        1,700          2,196
  Other current assets                                                               4,664          4,687
                                                                                  --------       --------
          Total current assets                                                      72,496         62,624

Property and equipment, net                                                         16,111         15,613
Other assets and deferred charges                                                    2,211          1,907
Excess cost over net assets of
 businesses acquired, net                                                           40,773         24,572
                                                                                  --------       --------

          Total assets                                                            $131,591       $104,716
                                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                                        $ 37,116       $ 28,153
  Current portion of long-term debt                                                  1,576            920
                                                                                  --------       --------
          Total current liabilities                                                 38,692         29,073
                                                                                  --------       --------

Revolving credit facility                                                           21,183         20,985
Other long-term debt                                                                18,929          6,517
Other long-term liabilities                                                          3,584          3,052

Stockholders' equity:
Preferred stock: par value $.001 per share,
  authorized 5,000,000:  Series B 7% Cumulative
  Convertible, authorized 3,500,000; issued
  2,911,818 in 1998 and 2,814,133 in 1997
  (Aggregate liquidation preference $2,912
  in 1998 and $2,814 in 1997)                                                            3              3
Common stock: par value $.001 per share,
  authorized 83,333,333; issued 6,443,543
  at June 30, 1998 and 6,380,023 at
  December 31, 1997                                                                      6              6
Additional paid-in capital                                                          94,948         94,710
Accumulated deficit                                                                (45,726)       (49,566)
Cumulative foreign currency translation
 adjustment                                                                            (28)           (64)
                                                                                  --------   ------------

          Total stockholders' equity                                                49,203         45,089
                                                                                  --------   ------------

Total liabilities and stockholders' equity                                        $131,591       $104,716
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
                                  (Unaudited)


                                                Quarter Ended June 30,
                                                ----------------------

                                                   1998         1997
                                                   ----        -----

Net sales                                        $112,948     $108,419
Cost of sales                                      91,986       91,862
                                                 --------     --------

  Gross margin                                     20,962       16,557

Depreciation and amortization                       1,011          668
Selling, general and administrative expenses       14,994       12,756
                                                 --------     --------
  Operating income                                  4,957        3,133


Interest expense                                   (1,070)      (1,118)
                                                 --------     --------

  Income before income taxes                        3,887        2,015

Income taxes                                        1,178          212
                                                 --------     --------

  Net income                                     $  2,709     $  1,803
                                                 ========     ========

Net income per share:
  Basic                                          $    .41     $    .29
  Diluted                                        $    .35     $    .24

Average number of common shares and dilutive
 common share equivalents outstanding:
  Basic                                             6,443        6,156
  Diluted                                           7,833        7,462



The accompanying notes are an integral part of these consolidated financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (in thousands except per share data)
                                  (Unaudited)


                                                Six Months Ended June 30,
                                                -------------------------

                                                   1998           1997
                                                 --------       --------

Net sales                                        $219,671       $213,116
Cost of sales                                     180,501        180,975
                                                 --------       --------

  Gross margin                                     39,170         32,141

Depreciation and amortization                       1,832          1,339
Selling, general and administrative expenses       29,625         25,523
                                                 --------       --------

  Operating income                                  7,713          5,279

Interest expense                                   (2,063)        (2,319)
                                                 --------       --------

  Income before income taxes                        5,650          2,960

Income taxes                                        1,712            316
                                                 --------       --------

  Net income                                     $  3,938       $  2,644
                                                 ========       ========

Net income per share:
  Basic                                          $    .60       $    .41
  Diluted                                        $    .51       $    .35

Average number of common shares and dilutive
 common share equivalents outstanding:
  Basic                                             6,432          6,156
  Diluted                                           7,797          7,468


The accompanying notes are an integral part of these consolidated financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (in thousands)
                                  (Unaudited)


                                              Six Months Ended June 30,
                                              -------------------------

                                                   1998           1997
                                                 --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $  3,938       $ 2,644
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and excess purchase
     price amortization                             1,831         1,339
   Amortization of deferred financing                  24            98
   Foreign currency translation                        36           (70)
 (Increase) decrease in assets,
  increase (decrease) in liabilities:
    Accounts receivable                           (10,690)       (4,411)
    Inventories                                       496           (75)
    Other current assets                               23          (836)
    Other assets                                     (328)         (277)
    Current liabilities                             8,976         9,652
    Other long-term liabilities                       532        (2,900)
                                                 --------       -------

 Net cash provided by operating activities          4,838         5,164
                                                 --------       -------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures - net                      (1,589)         (491)
   Cost of businesses acquired                    (16,941)         (341)
   Expenses paid in conjunction with
    discontinued operations                           (14)          (67)
                                                 --------       -------

 Net cash used in investing activities            (18,544)         (899)
                                                 --------       -------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under
    financing agreements                           13,266        (3,415)
   Net proceeds from the issuance of
    common stock                                      141            84
                                                 --------       -------

 Net cash provided by (used in)
    financing activities                           13,407        (3,331)
                                                 --------       -------

Net (decrease) increase in cash                      (299)          934

Cash at beginning of period                           914           229
                                                 --------       -------

Cash at end of period                            $    615       $ 1,163
                                                 ========       =======

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

The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.


NOTE 2 - EARNINGS PER SHARE:

As required, in the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The standard specifies the computation, presentation and disclosure requirements for earnings per share. The following table presents the computation of basic and diluted earnings per common share as required by SFAS No. 128 (in thousands, except per share data).

                                        Quarter ended June 30,        Six months ended June 30,
                                      ----------------------          -------------------------
                                         1998          1997             1998          1997
                                      --------       -------           -------      --------
Basic Earnings per Share:
------------------------
Income available to common
  Shareholders                           $2,660       $1,758            $3,840       $2,553
                                         ------       ------            ------       ------
Weighted average common shares
  outstanding                             6,443        6,156             6,432        6,156
                                         ------       ------            ------       ------
Basic earnings per common share          $  .41       $  .29            $  .60       $  .41
                                         ======       ======            ======       ======

Diluted Earnings per Share:
---------------------------
Income available to common
  Shareholders assuming conversio
  of preferred stock                     $2,709       $1,803            $3,938       $2,644
                                         ------       ------            ------       ------
Weighted average common shares
  outstanding                             6,443        6,156             6,432        6,156
Common stock equivalents                    560          531               535          537
Assumed conversion of preferred
  stock                                     830          775               830          775
                                         ------       ------            ------       ------
Total weighted average common
  shares                                  7,833        7,462             7,797        7,468
                                         ------       ------            ------       ------
Diluted earnings per common share        $  .35       $  .24            $  .51       $  .35
                                         ======       ======            ======       ======


NOTE 3 - COMMON STOCK:

During the first six months of 1998, the Company issued 65,666 shares of common stock upon the exercise of common stock options and warrants and retired 2,146 shares of common stock.

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

On June 2, 1998, the Company's Telecommunication Services operation acquired WCC Telephone Services, Inc. ("WCC") a California based telecommunications services company. WCC specializes in central office services for customers such as Pacific Bell and Northern Telecom. It currently generates annual sales of approximately $2 million. This business will be blended with the existing Butler Telecom business in Southern California. The purchase price includes $1.9 million paid in cash ($1.5 million drawn down on the acquisition line and $0.4 million charged to the revolving credit facility), plus a contingent payout based on the earnings of WCC for the next year.

Also, on June 2, 1998, the Company's Technology Solutions operation acquired certain assets of the Reston, VA branch operations of Automated Concepts, Inc. This business currently has annual sales volume of approximately $3 million.
Its customer base includes MCI, Amtrak and Bell Atlantic. Employees and consultants of this operations will be merged with the existing Butler office in McLean, VA. The purchase price was $550,000 of which $440,000 was drawn down on the acquisition line and $110,000 was charged to the revolving credit facility.

On July 1, 1998, the Company acquired Data Performance, Inc. ("DPI") a Chicago area IT services business. The transaction will be recorded using the purchase method of accounting. The purchase price was $10.3 million ($8.2 charged to the acquisition line and $2.1 charged against the revolving credit facility). DPI has provided a variety of IT support services to a wide range of customers in the Chicago marketplace for the past eleven years. Its offerings include contract programming, software consulting, IT staffing and Year 2000 project work. DPI currently generates approximately $10 million in annual revenues through its staff of 80 consultants. This acquisition is not included in the financial statements as of June 30, 1998.

On August 5, 1998, the Company completed the acquisition of ISL International, Inc. ("ISL"), an IT services company headquartered in Iselin, NJ. The transaction will be recorded using the purchase method of accounting. The purchase price includes $7.4 million paid in cash ($5.9 charged was drawn down on acquisition line and $1.5 charged to the revolving credit facility), plus a multi-year contingent payout based on the future earnings of ISL. ISL has provided services to a wide range of companies in the metropolitan New York area since 1978. It currently generates approximately $20 million in annual revenues through a staff of approximately 150 consultants. This acquisition is not included in the financial statements as of June 30, 1998.

In connection with these 1998 acquisitions, the Company acquired substantially all of the operating assets and assumed certain liabilities of the acquired businesses. Excess cost over net assets of businesses acquired has been recorded as goodwill and is being amortized over forty years. Sales included in the Company's financial statements from the businesses acquired for the second quarter and six months ended June 30, 1998 were $7.6 million and $8.4 million, respectively.

Pro forma results for the Company, assuming the above acquisitions had been made at the beginning of each period presented, would not be materially different from the results reported.


NOTE 6 - RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

In June of 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income", which requires comprehensive income to be included in the financial statements for fiscal years beginning December 15, 1997 and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", which requires disclosures of certain information about operating segments and about products and services, the geographic areas in which a company operates, and their major customers. The Company has adopted both standards in 1998. Comprehensive income is defined as total change in stockholders equity during the period, other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net change in cumulative foreign currency translation adjustment, which was an increase of $1,000 and $21,000 for the quarters ended June 30, 1998 and 1997, respectively and an increase of $36,000 and a decrease of $70,000 for the six months ended June 30, 1998 and 1997, respectively. Total comprehensive income was $2,710,000 and $1,824,000 for the three months ended June 30, 1998 and 1997, respectively, and $3,974,000 and $2,574,000 for the six months ended June 30, 1998 and 1997, respectively. As required by SFAS 131, the Company will begin reporting under the standard in the 1998 annual report.

Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
Financial Condition
-------------------


RESULTS OF OPERATIONS
---------------------

Net income for the second quarter of 1998 increased by 50% to $2.7 million, up from $1.8 million reported in the second quarter of 1997. Diluted earnings per share were $.35 in 1998, compared with $.24 in the 1997 second quarter, reflecting an increase of 46%. Revenues for the 1998 quarter were $112.9 million, compared with $108.4 million recorded in the second quarter of 1997.

Improved business mix and increased volume were the driving forces of the increased earnings. Gross margins in the second quarter of 1998 were 18.6% versus 15.3% last year. Significant growth in the Technology Solutions operation contributed strongly to the quarter-on-quarter improvement, due to the higher margins of this business. The Company also benefited from improved margins in its Telecommunications Services and Fleet Services operations.

The revenue growth in the quarter continues to be generated by the Company's high margin Technology Solutions unit, whose sales grew by 130%. This growth was the result of increased volume provided by recent acquisitions, as well as strong internal growth. During the second quarter, all business units, with the exception of the Contract Technical Services ("CTS") operation, experienced an increase in volume over the prior year. The Company's lower margin CTS business decreased as had been expected, with revenues declining by 16% from last year.

For the six months ended June 30, 1998, net income increased by 48.9% to $3.9 million from $2.6 million in 1997. Diluted earnings per share for the period were $.51, a 45.7% increase over the $.35 recorded in the first six months of 1997. This improvement was primarily due to higher margins. Gross margins in the 1998 period were 17.8% compared with 15.1% in the comparable period in 1997.

Revenues for the year to date period ended June 30, 1998 were $219.7 million, up from the $213.1 million recorded in the same period of 1997. Significant growth in the Company's Technology Solutions business was largely offset by a 13% decrease in the lower margin CTS operation. Consistent with the results of the current quarter, all business units, except CTS, registered an increase in volume over last year.

As part of the Company's initiative to expand its higher margin businesses, the following acquisitions were completed in 1998.

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

On June 2, 1998, the Company acquired WCC Telephone Services, Inc. ("WCC") a California based telecommunications services company. WCC specializes in central office services for customers such as Pacific Bell and Northern Telecom.
It currently generates annual sales of approximately $2 million. This business will be blended with the existing Butler Telecom business in Southern California.

Also on June 2, 1998, the Company's Technology Solutions operation acquired certain assets of the Reston, VA branch operations of Automated Concepts, Inc. This business currently has annual sales volume of approximately $3 million.
Its customer base includes MCI, Amtrak and Bell Atlantic. Employees and consultants of this operations will be merged with the existing Butler office in McLean, VA.

On July 1, 1998, the Company acquired Data Performance, Inc. ("DPI") a Chicago area IT services business. DPI has provided a variety of IT support services to a wide range of customers in the Chicago marketplace for the past eleven years. Its offerings include contract programming, software consulting, IT staffing and Year 2000 project work. DPI currently generates approximately $10 million in annual revenues through its staff of 80 consultants.

On August 5, 1998, the Company completed the acquisition of ISL International, Inc. ("ISL"), an IT services company headquartered in Iselin, NJ. The transaction will be recorded using the purchase method of accounting. The purchase price includes $7.4 million paid in cash ($5.9 charged was drawn down on acquisition line and $1.5 charged to the revolving credit facility), plus a multi-year contingent payout based on the future earnings of ISL. ISL has provided services to a wide range of companies in the metropolitan New York area since 1978. It currently generates approximately $20 million in annual revenues through a staff of approximately 150 consultants. This acquisition is not included in the financial statements as of June 30, 1998.

These acquisitions are expected to be accretive to earnings in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are generated from operations and borrowings under its revolving credit facility and acquisition line of credit. As of June 30, 1998, $21.2 million was outstanding under the credit facility, with an additional $5.5 million used to collateralize letters of credit and $12.6 million was outstanding on the acquisition line. Proceeds from the credit facility are used by the Company to finance its internal business growth, working capital, capital expenditures and acquisitions.

The Company's revolving credit facility with General Electric Capital Corporation ("GECC") provides up to $50.0 million in loans, including $9.0 million for letters of credit. The interest rate in effect at the end of the second quarter of 1998 was 185 basis points above the 30 day commercial paper rate. Interest reductions are available based upon the Company achieving certain financial results. The interest rate in effect on June 30, 1998, was 7.35%. As of June 30, 1998, $21.2 million was outstanding under the credit facility, and an additional $5.5 million was used to collateralize letters of credit. The Company has guaranteed all obligations incurred or created under the credit facility. The Company is required to comply with certain affirmative and financial covenants. The Company is in compliance with the aforementioned covenants.

In addition to the revolving credit facility, the Company has a $25.0 million acquisition line of credit with GECC which bears interest at 300 basis points above the 30 day commercial paper rate. The interest rate in effect on June 30, 1998, was 8.53%. The outstanding balance of the acquisition line at June 30, 1998, was $12.6 million. The total cost of business acquired during the first six months of 1998 was $16.9 million, of which $12.6 million was drawn against the acquisition line. On July 1, 1998, an additional $8.2 million was drawn down on the acquisition line for the DPI acquisition (see Note 5 of the consolidated financial statements).

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

Item

     1.  Legal Proceedings - None

     2.  Changes in Securities - None

     3.  Defaults Upon Senior Securities - None

     4. Submission of Matters to a Vote of Security Holders At the Annual Meeting of Stockholders held on May 7, 1998, a quorum, consisting of approximately 90% of the Company's common and preferred stock outstanding and entitled to vote at the meeting, was present in person or by proxy. At the meeting, the following proposals were approved by the stockholders: Proposal #1 Nikhil S. Nagaswami was re-elected as a Fifth Class Director. Edward M. Kopko, John F. Hegarty, Frederick H. Kopko, Jr. and Hugh G. McBreen continue to serve as directors. Proposal #2 To amend the 1992 Stock Option Plan, 1992 Incentive Stock Option Plan, and the 1992 Stock Bonus Plan. Proposal #3 To amend the 1992 Stock Option Plan for Non-Employee Directors.

                           FOR     WITHHELD
                        ---------  --------

         Proposal #1    8,001,830   270,213

                          FOR      AGAINST     ABSTAIN
                        ---------- ---------  ---------

         Proposal #2    6,868,072  1,363,773    21,581
         Proposal #3    7,110,936  1,118,113    24,377

     5.  Other Information - None

     6.  Exhibits and Reports on Form 8-K
                (a) Exhibit list and exhibits attached
                (b) Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                                  (Registrant)



August 13, 1998                     By:  /s/ Edward M. Kopko
                                         --------------------------------
                                         Edward M. Kopko
                                         Chairman and Chief Executive
                                         Officer



August 13, 1998                     By:  /s/ Michael C. Hellriegel
                                         --------------------------------
                                         Michael C. Hellriegel
                                         Senior Vice President and Chief
                                         Financial Officer

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

3.1 Articles of Incorporation of the Registrant, as amended, filed as Exhibit No. 3(a) to the Registrant's Registration Statement on Form S-4, Registration No. 33-10881 (the "S-4"), and hereby incorporated by reference.

3.2 By-laws of the Registrant, as amended, filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K"), and hereby incorporated by reference.

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

10.38 Amended and Restated Credit Agreement, dated November 7, 1997, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.38 to the 1997 10-K, and hereby incorporated by reference.

10.39 Credit Agreement, dated November 12, 1997, between Butler of New Jersey Realty Corp. and Fleet Bank, National Association, filed as Exhibit 10.39 to the 1997 10-K, and hereby incorporated by reference.

10.40 Asset Purchase Agreement, dated August 11, 1997, between Butler Telecom, Inc. and Jack W. Shoemaker, filed as Exhibit 10.40 to the 1997 10-K, and hereby incorporated by reference.

10.41 Asset Purchase Agreement, dated February 28, 1998 by and between Butler Telcom, Inc., Argos Adriatic Corporation, Shashi Mahendru and Vinod Wadhawan, filed as Exhibit 10.41 to the 1997 10-K, and hereby incorporated by reference.

10.42 Asset Purchase Agreement, dated March 17, 1998, by and between Butler Telecom, Inc., Norwood Computer Services Inc., Vassilis Chaimanis and Henry Piscitelli, filed as Exhibit 10.42 to the 1997 10-K, and hereby incorporated by reference.

10.43 Stock Purchase Agreement, dated May 29, 1998, by and among Butler Telecom, Inc., Tom Cannon, Ted Connolly, Marianne A. Adams, and Jacqueline Anne Hirst, filed herewith as Exhibit 10.43

10.44 Acquisition Agreement, dated May 27, 1998, between Butler Telecom, Inc. and Automated Concepts, Inc. filed herewith as
               Exhibit 10.44.

10.45 Stock Purchase Agreement, dated June 30, 1998, by and among Butler Telecom, Inc., Prem Advani, Sharon K. Advani, and Prem Advani 1997 Charitable Remainder Trust filed herewith as Exhibit 10.45.

10.46 Asset Purchase Agreement, dated July 26, 1998, by and between Butler Telecom, Inc., ISL International, Inc. and Meryvn Haft, filed herewith as Exhibit 10.46.

27             Financial Data Schedule.

*Denotes compensatory plan, compensation arrangement, or management contract.