Form 10-Q
period 1998-09-30
BUTLER INTERNATIONAL INC /MD/
filed 1998-11-13
CIK 786765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended        September 30, 1998
                               -------------------------------

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    Commission File Number            0-14951
                                      -------


                           BUTLER INTERNATIONAL, INC.
--------------------------------------------------------------------------------
              Exact name of registrant as specified in its charter)


          MARYLAND                                             06-1154321
-------------------------------                          ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                  110 Summit Avenue, Montvale, New Jersey 07645
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


        Registrant's telephone number, including area code (201) 573-8000
                                                           ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .   No      .
    -----       -----

As of November 11, 1998, 6,443,543 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

(A) Consolidated Balance Sheets - September 30, 1998 (Unaudited) and December 31, 1997

(B) Consolidated Statements of Operations (Unaudited) - quarter ended September 30, 1998 and quarter ended September 30, 1997

(C) Consolidated Statements of Operations (Unaudited) - Nine months ended September 30, 1998 and nine months ended September 30, 1997

(D) Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 1998 and nine months ended September 30, 1997

(E) Notes to Consolidated Financial Statements (Unaudited)

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (in thousands except share data)

                                                   September 30,    December 31,
                                                       1998            1997
                                                   -------------    ------------
                                                    (Unaudited)
ASSETS
------
Current assets:
  Cash                                             $       910      $      914
  Accounts receivable, net                              69,387          54,827
  Inventories                                            1,599           2,196
  Other current assets                                   6,802           4,687
                                                   -----------      ----------
            Total current assets                        78,698          62,624

Property and equipment, net                             16,193          15,613
Other assets and deferred charges                        2,551           1,907
Excess cost over net assets of
 businesses acquired, net                               58,295          24,572
                                                   -----------      ----------

            Total assets                           $   155,737      $  104,716
                                                   ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities         $    32,637      $   28,153
  Current portion of long-term debt                      5,275             920
                                                   -----------      ----------
            Total current liabilities                   37,912          29,073
                                                   -----------      ----------

Revolving credit facility                               33,329          20,985
Other long-term debt                                    28,851           6,517
Other long-term liabilities                              3,675           3,052

Stockholders' equity:
Preferred stock: par value $.001 per share,
  authorized 5,000,000:  Series B 7% Cumulative
  Convertible, authorized 3,500,000; issued
  2,911,818 in 1998 and 2,814,133 in 1997
  (Aggregate liquidation preference $2,912
  in 1998 and $2,814 in 1997)                                3               3
Common stock: par value $.001 per share,
  authorized 83,333,333; issued 6,443,543
  at September 30, 1998 and 6,380,023 at
  December 31, 1997                                          6               6
Additional paid-in capital                              94,948          94,710
Accumulated deficit                                    (42,868)        (49,566)
Cumulative foreign currency translation
 adjustment                                               (119)            (64)
                                                   -----------      ----------

            Total stockholders' equity                  51,970          45,089
                                                   -----------      ----------


Total liabilities and stockholders' equity         $   155,737      $  104,716
                                                   ===========      ==========



The accompanying notes are an integral part of these consolidated financial statements.

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                      (in thousands except per share data)
                                   (Unaudited)


                                                 Quarter Ended September 30,
                                                 ---------------------------
                                                       1998             1997
                                                       ----             ----
Net sales                                        $  112,755       $  106,465
Cost of sales                                        90,111           89,287
                                                 ----------       ----------

   Gross margin                                      22,644           17,178

Depreciation and amortization                         1,188              752
Selling, general and administrative expenses         15,993           13,030
                                                 ----------       ----------

   Operating income                                   5,463            3,396

Interest expense                                     (1,307)          (1,070)
                                                 ----------       ----------

   Income before income taxes                         4,156            2,326

Income taxes                                          1,247              228
                                                 ----------       ----------

   Net income                                    $    2,909       $    2,098
                                                 ==========       ==========

Net income per share:
   Basic                                         $      .44       $      .32
   Diluted                                       $      .37       $      .28

Average number of common shares and dilutive
 common share equivalents outstanding:
   Basic                                              6,444            6,322
   Diluted                                            7,809            7,569



The accompanying notes are an integral part of these consolidated financial statements.

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                      (in thousands except per share data)
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                           1998            1997
                                                           ----            ----
Net sales                                            $  332,426      $  319,581
Cost of sales                                           270,612         270,262
                                                     ----------      ----------

   Gross margin                                          61,814          49,319

Depreciation and amortization                             3,020           2,091
Selling, general and administrative expenses             45,618          38,553
                                                     ----------      ----------

   Operating income                                      13,176           8,675

Interest expense                                         (3,370)         (3,389)
                                                     ----------      ----------

   Income before income taxes                             9,806           5,286

Income taxes                                              2,959             544
                                                     ----------      ----------

   Net income                                        $    6,847      $    4,742
                                                     ==========      ==========

Net income per share:
   Basic                                             $     1.04      $      .74
   Diluted                                           $      .88      $      .63

Average number of common shares and dilutive
 common share equivalents outstanding:
   Basic                                                  6,436           6,212
   Diluted                                                7,800           7,535



The accompanying notes are an integral part of these consolidated financial statements.

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (in thousands)
                                   (Unaudited)


                                                   Nine Months Ended September 30,
                                                   -------------------------------

                                                               1998           1997
                                                               -----         -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 6,847        $ 4,742
    Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
    Depreciation and excess purchase
      price amortization                                       3,021          2,091
    Amortization of deferred financing                            37            115
    Foreign currency translation                                 (55)          (106)
  (Increase) decrease in assets,
   increase (decrease) in liabilities:
     Accounts receivable                                     (14,560)        (1,265)
     Inventories                                                 597             88
     Other current assets                                     (2,115)          (636)
     Other assets                                               (681)          (484)
     Current liabilities                                       4,466          9,123
     Other long-term liabilities                                 623         (2,897)
                                                            --------       --------

  Net cash (used in) provided by operating
            activities                                        (1,820)        10,771
                                                            --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - net                                (2,339)        (1,549)
    Cost of businesses acquired                              (34,985)        (2,515)
    Expenses paid in conjunction with
     discontinued operations                                     (34)           (70)
                                                            --------       --------

  Net cash used in investing activities                      (37,358)        (4,134)
                                                            --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) under
     financing agreements                                     39,033         (7,015)
    Net proceeds from the issuance of
     common stock                                                141            680
                                                            --------       --------

  Net cash provided by (used in)
     financing activities                                     39,174         (6,335)
                                                            --------       --------

Net (decrease) increase in cash                                   (4)           302

Cash at beginning of period                                      914            229
                                                            --------       --------

Cash at end of period                                       $    910       $    531
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

The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998, and for all periods presented.

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


                                      Quarter ended Sept. 30,   Nine months ended Sept. 30,
                                      -----------------------   ---------------------------
                                          1998        1997            1998       1997
                                          ----        ----            ----       ----
Basic Earnings per Share:
------------------------
Income available to common
  Shareholders                          $2,858      $2,050          $6,698     $4,603
                                        ------      ------          ------     ------
Weighted average common shares
  outstanding                            6,444       6,322           6,436      6,212
                                        ------      ------          ------     ------
Basic earnings per common share         $  .44      $  .32          $ 1.04     $  .74
                                        ======      ======          ======     ======

Diluted Earnings per Share:
--------------------------
Income available to common
  Shareholders assuming conversion
  of preferred stock                    $2,909      $2,098          $6,847     $4,742
                                        ------      ------          ------     ------
Weighted average common shares
  outstanding                            6,444       6,322           6,436      6,212
Common stock equivalents                   535         472             534        548
Assumed conversion of preferred
  stock                                    830         775             830        775
                                        ------      ------          ------     ------
Total weighted average common
  shares                                 7,809       7,569           7,800      7,535
                                        ------      ------          ------     ------
Diluted earnings per common share       $  .37      $  .28          $  .88     $  .63
                                        ======      ======          ======     ======


NOTE 3 - COMMON STOCK:

During the first nine months of 1998, the Company issued 65,666 shares of common stock upon the exercise of common stock options and warrants and retired 2,146 shares of common stock.

NOTE 4 - CONTINGENCIES:

In August 1998, the Company exercised its option to settle its litigation with CIGNA Property and Casualty Insurance Company for $1.5 million plus interest of $255,000. The settlement had no impact on current year operating results.

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

In connection with these 1998 acquisitions, the Company acquired substantially all of the operating assets and assumed certain liabilities of the acquired businesses. Excess cost over net assets of businesses acquired has been recorded as goodwill and is being amortized over forty years. Sales included in the Company's financial statements from the businesses acquired for the third quarter and nine months ended September 30, 1998 were $15.2 million and $23.6 million, respectively.


NOTE 6 - RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

In June of 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income", which requires comprehensive income to be included in the financial statements for fiscal years beginning December 15, 1997 and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", which requires disclosures of certain information about operating segments and about products and services, the geographic areas in which a company operates, and their major customers. As required by SFAS 131, the Company will begin reporting under the standard in the 1998 annual report. The Company adopted SFAS 130 in 1998. Comprehensive income is defined as total change in stockholders equity during the period, other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net change in cumulative foreign currency translation adjustment, which was a decrease of $91,000 and $36,000 for the quarters ended September 30, 1998 and 1997, respectively and a decrease of $55,000 and $106,000 for the nine months ended September 30, 1998 and 1997, respectively. Total comprehensive income was $2,818,000 and $2,062,000 for the three months ended September 30, 1998 and 1997, respectively, and $6,792,000 and $4,636,000 for the nine months ended September 30, 1998 and 1997, respectively.

Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
Financial Condition
-------------------

RESULTS OF OPERATIONS
---------------------

Net income for the third quarter of 1998 increased by 39% to $2.9 million, up from $2.1 million reported in the third quarter of 1997. Pre-tax earnings increased by 79% to $4.2 million, compared to $2.3 recorded in the 1997 quarter. Diluted earnings per share were $.37 in 1998, compared with $.28 in the 1997 third quarter, reflecting an increase of 32%. Revenues for the 1998 quarter increased by 6% to $112.8 million, compared with $106.5 million recorded in the third quarter of 1997.

Improved business mix and increased volume were the driving forces of the increased earnings. Gross margins in the third quarter of 1998 were 20.1% versus 16.1% last year. Significant growth in the Technology Solutions operation contributed strongly to the quarter-on-quarter improvement, due to the higher margins of this business.
The Company also benefited from improved margins in its Telecommunications Services and Fleet Services operations.

The revenue growth in the quarter was achieved in the Company's high margin Technology Solutions unit, whose sales grew by 174%. This growth was the result of increased volume provided by recent acquisitions, as well as strong internal growth. The Company's lower margin Contract Technical Services ("CTS") operation decreased as had been expected, with revenues declining by 21% from last year. Revenues of the Fleet Services unit also declined due to the restructuring of a significant customer contract, which did not impact profitability.

For the nine months ended September 30, 1998, net income increased by 44% to $6.8 million from $4.7 million in 1997, while pre-tax income rose by 86% to $9.8 million from $5.3 million in 1997. Diluted earnings per share for the period were $.88, a 40% increase over the $.63 recorded in the first nine months of 1997. This improvement was primarily due to higher margins and increased volume. Gross margins in the 1998 period were 18.6% compared with 15.4% in the comparable period in 1997.

Revenues for the year to date period ended September 30, 1998 were $332.4 million, up from the $319.6 million recorded in the same period of 1997. Significant growth in the Company's Technology Solutions business, partially from acquisitions, was largely offset by a 16% decrease in the lower margin CTS operation.

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

Also on June 2, 1998, the Company's Technology Solutions operation acquired certain assets of the Reston, VA branch operations of Automated Concepts, Inc. This business currently has annual sales volume of approximately $3 million. Employees and consultants of this operation will be merged with the existing Butler office in McLean, VA.

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

These acquisitions are expected to be accretive to earnings in 1998. The above transactions will be recorded using the purchase method of accounting.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are generated from operations and borrowings under its revolving credit facility and acquisition line of credit. As of September 30, 1998, $33.3 million was outstanding under the credit facility, with an additional $5.5 million used to collateralize letters of credit. The revolving credit facility was charged $6.7 million related to the funding of acquisitions. As of September 30, 1998, $26.2 million was outstanding on the acquisition line. Proceeds from the credit facility are used by the Company to finance its internal business growth, working capital, capital expenditures and acquisitions.

The Company's revolving credit facility with General Electric Capital Corporation ("GECC") provides up to $50.0 million in loans, including $9.0 million for letters of credit. The interest rate in effect at the end of the third quarter of 1998 was 175 basis points above the 30-day commercial paper rate. Interest reductions are available based upon the Company achieving certain financial results. The interest rate in effect on September 30, 1998, was 7.27%. As of September 30, 1998, $33.3 million was outstanding under the credit facility, and an additional $5.5 million was used to collateralize letters of credit. The Company has guaranteed all obligations incurred or created under the credit facility. The Company is required to comply with certain affirmative and financial covenants. The Company is in compliance with the aforementioned covenants.

In addition to the revolving credit facility, the Company has a $35.0 million acquisition line of credit with GECC which currently bears interest at 250 basis points above the 30-day commercial paper rate. The interest rate in effect on September 30, 1998, was 8.02%. The outstanding balance of the acquisition line at September 30, 1998, was $26.2 million. The total cost of business acquired during the first nine months of 1998 was $33.6 million, of which $26.9 million was drawn against the acquisition line.

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

YEAR 2000 COMPLIANCE
--------------------

Description:

At midnight on December 31, 1999, the vast majority of computer systems may not be able to distinguish the Year 2000 from the Year 1900. This is because computer software has, until recently, been written utilizing two digits rather than four to express years. This programming flaw may debilitate computer systems worldwide, because date-sensitive applications may recognize the Year 2000 as 1900, or not at all. This may cause miscalculations or system failures. This situation has become known as the Y2K problem, or the Millennium Bug.

Compliance:

The Company's has established a Y2K Oversight Committee to ensure compliance of all systems.

Beginning in 1995, the Company began the strategic process of upgrading and replacing all of its financial systems. The new systems are all Y2K-compliant, server driven operating systems. With regard to computerized systems, the Company has substantially completed its Y2K compliance, and is currently testing its ability to correctly identify and process the Year 2000. This process is expected to be complete by the end of the first quarter of 1999. All desktop and laptop computers have been, or are in the process of being checked for Y2K readiness. Any computers that are not compliant will be replaced before the end of the first quarter of 1999. All PC operating systems are being upgraded at least to Windows '95. All telecommunications and PBX systems are being evaluated and are expected to be compliant by the end of 1998. All building systems (e.g., elevators, HVAC) are also being reviewed. The majority of these systems are day-dependent, not date-dependent, so they should not be impacted by Y2K. The Company has been contacting major clients and vendors to evaluate their Y2K compliance plans and readiness, to determine whether a Y2K event will have a significant impact on the Company.

Costs:

Due to the scheduled conversion of the Company's financial systems and the update to Windows 95, there are no specific Y2K costs related to those areas. The estimated cost to upgrade non-compliant PCs is expected to be approximately $210,000. The upgrade and replacement of non-compliant telecommunication systems is expected to be approximately $250,000.

Worst-Case Scenarios:

The following are worst-case scenarios that would have an impact on the Company if they were to occur: The Company could be impacted if several of the its larger clients were affected by either the amount of contract employees that they retain from the Company or by the ability to pay promptly. This may become a benefit to the

Company because it has the ability to provide Y2K solutions to the affected customers. The Company could incur additional financing costs during any extended receivable period. The Company could be adversely affected if financial institutions were unable to wire payroll funds, which could impact the Company retaining its contract employees.

Contingency Planning:

The Company has developed a contingency plan that would enable it to print checks manually and mail them to all employees in the event of a bank problem. Appropriate contingency plans are being developed to deal with potential client or vendor Y2K events.

Summary:

Based on the activities reviewed above, the Company expects all internal systems to be Y2K compliant by March 1999. The Company does not believe that the Y2K issues will have a material adverse effect on its financial condition or results of operations. It is anticipated that the Y2K issue is not substantial with respect to the Company's property and equipment, though the Company is continuing to assess and modify computer systems, facilities and business processes to provide for their continuing functionality.

Information contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition, other than historical information, may be considered forward-looking in nature. As such, it is based upon certain assumptions and is subject to various risks and uncertainties, which may not be controllable by the Company. To the extent that these assumptions prove to be incorrect, or should any of these risks or uncertainties materialize, the actual results may vary materially from those which were anticipated.

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

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                                  (Registrant)



November 13, 1998                   By:  /s/ Edward M. Kopko
                                         ---------------------------------------
                                         Edward M. Kopko
                                         Chairman and Chief Executive
                                         Officer




November 13, 1998                   By:  /s/ Michael C. Hellriegel
                                         ---------------------------------------
                                         Michael C. Hellriegel
                                         Senior Vice President and Chief
                                         Financial Officer