Form 10-K
period 1998-12-31
BUTLER INTERNATIONAL INC /MD/
filed 1999-03-24
CIK 786765

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the period ended                December 31, 1998
                    ------------------------------------------------

                                       OR

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from         to
                              ------------------------------------
Commission file number              0-14951
                      --------------------------------------------


                           BUTLER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                 Maryland                              06-1154321
         ------------------------                    --------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                 110 Summit Avenue, Montvale, New Jersey  07645
                 ----------------------------------------------
               Address of principal executive offices  (Zip Code)

      Registrant's telephone number, including area code:  (201) 573-8000
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

YES X.   No   .
    -       --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_].

     The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $126,584,000. Such aggregate market value has been computed by reference to the $20.50 per share closing sale price of such stock as of March 8, 1999.

     As of March 8, 1999, 6,626,233 shares of the registrant's single class of common stock, par value $.001 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference in Part II hereof.

     A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than April 30, 1999. Portions of the proxy statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in
Part III hereof.

                                     PART I

Item 1. Business
        --------

     Butler International, Inc. ("the Company"), through its subsidiaries, provides a wide range of technical and information technology services to companies worldwide. The Company provides strategic outsourcing, project management and staff augmentation services on a contractual basis to clients in a wide variety of industries and service lines, including financial services, telecommunications, banking, quality assurance, brokerage, computer software, voice data and video communications, cable TV, entertainment, CAD design, electronics, energy, consumer products, environmental, aerospace, aircraft, food processing, marine, petrochemical, pharmaceutical, automotive, fleet services, trucking, utilities and courier. As of March 5, 1999, the Company had approximately 5,600 employees, of which approximately 5,000 billable employees provide services, generally at client facilities, from a network of 45 offices in the United States and abroad. Through its international operations, the Company currently provides similar services from offices in the United Kingdom. In 1998, the Company had net sales of $444 million from its domestic and foreign operations.

     The Company was incorporated in Maryland on November 27, 1985. The principal executive offices of the Company are located at 110 Summit Avenue, Montvale, New Jersey 07645, and its telephone number is (201) 573-8000.

Description of the Business

     Contract and information technology services are utilized by the Company's clients for: (i) outsourcing services, (ii) project management and (iii) staff augmentation, as follows:

     Outsourcing services involves instances where the Company manages an entire on-going operation on behalf of a client, thereby reducing the client's cost and the burden of maintaining that operation. Outsourcing provides clients with an efficient access to needed expertise. Such services are typically provided by the Company at facilities established by the Company for that purpose.

     Project management services involve projects wherein the Company assumes responsibility for specifically defined projects. Depending upon the nature of the assignment, the type of equipment required for the task and the particular needs of the client, project management services may be provided either on-site at the client's facilities or at a Company-owned facility designed for the client's specific purpose. The Company frequently obtains the necessary equipment for a project (if not available from the client) on a lease basis for the expected term of the project.

     Staff augmentation services are provided to supplement a client's existing work force with technical professionals whose skills are tailored to the particular needs of that business. Staff augmentation is currently the largest contributor of the Company's revenues. Staff can be added or removed as needed, avoiding extra costs of employing specially skilled people during slack times. Contract technical personnel reduce a client's personnel costs and administrative burdens.

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

Business Units

     The Company's outsourcing services, project management and staff augmentation services are provided through the following operating segments: (i) Butler Technology Solutions, (ii) Butler Telecom, (iii) Butler Fleet Services,
(iv) Butler Technical Group. Additional segment information is included in Note 14 in the Company's 1998 Annual Report, which is incorporated herein by reference.

     Butler Technology Solutions provides a complete and broad range of information technology expertise including, technical staffing, project management, and technology solutions. To augment its service offerings the Company recently established practice areas such as Quality Assurance, Enterprise Networking, Web Solutions and Enterprise Architecture. Butler Technology Solutions serves all sectors of the information technology industry, from development through testing and final software quality assurance. Butler employees provide a broad range of information technology specialists with expertise in a wide variety of applications, operating systems and platforms.

     Butler Telecom provides a full range of installation and test services, specialty project services and human resource staffing to the voice, data, and video communications industry through a national network of branch offices. Butler Telecom contract personnel provide applied engineering services, install, test and maintain central office and customer premise equipment for voice and data applications, with both standard coaxial cable and fiber optic capabilities. Such services are also provided for both campus and multi-story telecommunications management. Butler Telecom also provides drafting, design, printing and graphics services to a wide range of industries.

     Butler Fleet Services provides customized fleet operation services to major ground fleet-holders nationwide ranging from vehicle maintenance and repair to total fleet management solutions. Butler Fleet provides services including: preventive maintenance, mobile maintenance repair and service, scheduling service and inspections, computerized fleet tracking systems (including inventory control), training, fluid level checks and total fleet management. Most of these services are provided by A.S.E.(Automotive Service Excellence) certified technicians. Industries served through this division include telecommunications, utilities, municipalities, courier, and trucking. Recently, Butler introduced its Technicians on Demand service, a program which offers highly qualified technicians to all types of businesses nationwide, regardless of project scope or length.

     Butler Technical Group provides skilled technical and engineering personnel, project management, and total outsourcing solutions to companies worldwide and to industries ranging from aerospace to pharmaceuticals to energy and electronics. It also provides engineering support services including strategic consulting, project management, drafting and design, and total outsourcing, while specializing in establishing, managing, and staffing dedicated engineering support centers carrying out both long-term and short-term projects. Engineering support services include product and facilities design, drafting, computer programming, technical writing and illustration. In 1998, the Company combined its Project Engineering Services, Contract Technical Services and Butler Service Group, UK Ltd. Operations to form Butler Technical Group.

International Operations

     The Company's international operations ("International Operations") are
directed from offices in the United Kingdom.   Currently, approximately 4.5% of
the Company's personnel are employed in its International Operations. International Operations accounted for approximately 3.6% of the Company's net sales in 1998, principally from the United Kingdom.

Current Markets and Marketing Plans

     Management believes that in today's environment of ever-increasing competition, companies are searching for ways to differentiate themselves. This has led to the evolution of customized product and service offerings. An integral part of customization is having the capability to quickly respond to individual opportunities and to quickly introduce products into the market. Companies are analyzing the most cost-effective and efficient methods for handling each function or activity within their businesses. Many have realized the benefits of outsourcing with a dedicated provider, such as Butler.

     The search for strategic business partners has created a transition in the technical services industry - from providing narrowly defined temporary help to supplying technical and professional services and business solutions. Butler has recognized this transformation and has proactively sought to meet the needs of emerging markets with project management and human resource based solutions.

     From product development to process improvements, Butler is committed to creating value for its client. By utilizing Butler's expertise, customers are able to gain a strategic advantage in terms of knowledge, quality, cost, timing and flexibility.

     As the market continues to change, management believes the Company will remain an industry leader by merging people and technology to deliver value. Through learning policies and initiatives, Internet/intranet capabilities, and quality programs (including customer satisfaction and value gap assessment programs) Butler seeks to continually improve its services. Management believes that the Company's recent marketing successes in the Technology Solutions and Telecom Services are the result of: (i) its attention to client needs and devotion to achieving client satisfaction, (ii) its commitment to quality, (iii) its ability to quickly locate and assemble the right person/team through BRASS, its proprietary computerized recruiting system and Internet capabilities (described below, see "Employees"), and (iv) its ability to successfully bid on projects and differentiate itself from the competition. In addition, management works diligently with clients to define the job/project and to determine: the client's needs and expectations, skill sets required, education and background suited for the tasks or projects, proper work environment, location and duration of the project, special training needs, equipment and tool requirements, and proper scheduling of personnel and deployment of equipment and materials. A personalized approach to understanding and meeting client needs enables the Company to respond to clients' expectations, as well as to particular job requirements.

     As leading corporations around the world move toward doing business with a reduced number of "preferred suppliers", they tend to form long-term supplier partnerships with quality providers who are able to respond to a wide range of needs in the most efficient manner. The Company received its first ISO 9000 certification in 1993 and to date, has received a total of ten (10) ISO 9000 certifications covering a number of different locations in the United States and the United Kingdom. The Company has received at least one ISO 9000 certification in each of its major business units. Management believes that its commitment to quality will enhance Butler's standing as a provider of quality technical services throughout the world.

     In 1998, Butler received three prestigious awards signifying the Company's dedication to quality and customer satisfaction. Butler was the winner of the New Jersey Technology Council (NJTC) award for Customer Service Company of the Year. The Company's website was ranked as one of the Top 100 websites by the Internet Business Network (IBN), out of more than 15,000 reviewed sites. Butler was also recognized as one of the top 5 third party recruiting sites for excellence in the electronic recruiting industry, signifying that the Company's job board is among the best in its category. The Company was named as one of the Top 3 companies worldwide in exceeding customer expectations by the Arthur Andersen International Best Practices AwardsSM. Butler was the winner in the same category for the Metro New York Area.

     Butler's vision is to be the Number One Client-Rated Company in its industry. The company's future marketing plans include a strong proactive branding effort to let the marketplace know Butler is striving to be the best, gaining recognition as the best and fueling its quest with strong core values that will not change.

Business Expansion and Acquisitions

     In recent years, the Company completed several acquisitions in its Technology Solutions and Telecommunications businesses. The Company believes acquisitions in the information technology and telecommunication services markets will increase its overall margins and add to the Company's future growth in terms of sales and profits.

     The Company is currently deploying a focused growth strategy. In 1997 an agreement was reached with GE Capital Corporation to provide a $15 million credit facility dedicated to financing the Company's acquisition program. This acquisition line of credit was increased to $35 million in 1998. This four year facility provides additional resources to selectively expand and broaden the Company's higher margin Technology Solutions and Telecommunication Services businesses.

     On March 3, 1998, the Company acquired the operations of Argos Adriatic Corporation ("Argos"), a Silicon Valley information technology ("IT") company headquartered in Fremont, CA. The purchase price includes $5.1 million paid in cash ($4.1 million charged against the Company's acquisition line and $1.0 million against the revolving credit facility), plus a contingent payout to be paid over three years based on the future earnings of Argos in excess of certain annual thresholds. Argos provides a variety of IT support services to a wide range of clients in Northern California, and generates approximately $10 million in annual revenues with a staff of approximately 90 full-time employees.

     On April 1, 1998, the Company acquired the operations of Norwood Computer Services, Inc. ("Norwood") an IT services company headquartered in Hicksville, NY. The purchase price includes $8.4 million paid in cash ($6.7 million drawn down on the acquisition line and $1.7 charged to the revolving credit facility), plus a contingent payout of $1.3 million that was paid in March 1999. Norwood has been serving a wide range of mid-sized and Fortune 500 companies in the New York metropolitan area since 1978 and generates approximately $17 million in annual revenues through a staff of approximately 120 consultants.

     On June 2, 1998, the Company's Telecommunication Services operation acquired WCC Telephone Services, Inc. ("WCC") a California based telecommunications services company. WCC specializes in central office services for customers such as Pacific Bell and Northern Telecom. It generates annual sales of approximately $2 million. This business has been merged with the existing Butler Telecom business in Southern California. The purchase price includes $1.9 million paid in cash ($1.5 million drawn down on the acquisition line and $0.4 million charged to the revolving credit facility), plus a contingent payout based on the earnings of WCC for the next year.

     Also, on June 2, 1998, the Company's Technology Solutions operation acquired certain assets of the Reston, VA branch operations of Automated Concepts, Inc. This business generates annual sales of approximately $3 million. Employees and consultants of this operation have been merged with the existing Butler office in McLean, VA. The purchase price was $550,000 of which $440,000 was drawn down on the acquisition line and $110,000 was charged to the revolving credit facility plus a contingent payout based on earnings for one year.

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

     On August 5, 1998, the Company completed the acquisition of ISL International, Inc. ("ISL"), an IT services company headquartered in Iselin, NJ. The purchase price includes $7.4 million paid in cash ($5.9 charged was drawn down on acquisition line and $1.5 charged to the revolving credit facility), plus a multi-year contingent payout based on the future earnings of ISL. ISL has provided services to a wide range of companies in the metropolitan New York area since 1978. It generates approximately $20 million in annual revenues through a staff of approximately 150 consultants.

     In connection with these 1998 acquisitions, the Company acquired substantially all of the operating assets and assumed certain liabilities of the acquired businesses. The transactions were recorded using the purchase method of accounting. Excess cost over net assets of businesses acquired has been recorded as goodwill and is being amortized over forty years.

     The Company continues to review potential acquisition candidates in the information technology and telecommunications service industries. There are no acquisition transactions currently pending.

Clients

     The Company provides its services to over 1,600 clients. In 1998, Boeing accounted for approximately 11.7% of the Company's net sales. No other clients individually represented 10% of the Company's net sales in 1998. A substantial amount of the Company's 1998 net sales were derived from U.S. companies included in the "Fortune 500" companies list.

Employees

     The Company currently has approximately 5,600 employees in the United States and abroad, and believes that its relationship with its employees is positive. Approximately 10% of the Company's employees are covered by collective bargaining agreements. Historically, the Company has been able to attract and retain high caliber employees and utilize them effectively to serve client needs quickly, efficiently and at competitive costs. The Company's number one priority is to exceed its customers' expectations by providing superior customer value. By empowering their employees through innovative training initiatives, the Company continuously improves the services it provides to its customers. Included in the Company's training initiatives are Butler On-Line Learning, video, and seminar training. Through such training opportunities, employees are able to update their skills as soon as new products reach the market, giving both the employees and the Company an advantage over the competition.

     Butler On-Line Learning offers over 150 training titles available via the Company's Internet/intranet site. Self-paced, interactive training experiences from the desktop allow employees to develop the skills necessary to work with today's most desired technologies. Video and seminar training opportunities enable employees to enhance their knowledge in many technical and management topics. Guided by its Corporate Learning Policy, the Company provides personal learning programs with measurable objectives for each staff employee.

     The Company's Internet strategy is an example of how the Company uses technology to enhance communication and the sharing of knowledge. Staff employees have Internet access at their desktops. Through Butler's web site, technical/professional employees participate in chatrooms to discuss jobs, training, compensation and other important topics with their peers.

     The Company's services are provided by technical/professional employees who are hired by the Company and assigned to work on a full-time basis for a specific client project. The duration of the assignment depends on the demand for the skills individual employees possess, and averages approximately five to eight months. Technical/professional fall into three categories (1) salaried employees, (2) contracted employees, and (3) independents. Salaried employees continue to work for Butler after an assignment ends, usually starting their next assignment immediately, but sometimes working on internal projects while "on the bench." Contracted and independent employees are terminated if a new assignment is not identified. However, Butler has many initiatives and programs in place to secure reassignment of technical/professional employees.

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

     Company recruiters are trained to be skilled at providing a proper match between the candidate and the client's requirements. Candidates are screened on the basis of their overall career experience and technical competency. In 1996, the Company's recruiting system was replaced with BRASS, a state-of-the-art fulfillment system that allows for full text searches, on-line reporting, systematic management of requirements, and shared databases across all divisions. In 1998, BRASS was recognized by the Internet Business Network for its recruiting capabilities. Identification of personnel to add to the Company's employee candidate base comes from multiple sources, including national and international advertising, the Internet, employee referrals and industry contacts, including early retirees. The Company's strategic direction for the sales and recruiting organization is (i) to significantly lower overhead costs by centralizing field operations and upgrading technology; achieving process standardization and cost management; and creating a platform for integration with future systems (payroll/billing, finance, etc.); and (ii) to have a customer-driven strategy by creating mobile sales and recruiting organizations that can move in and out of markets. The new system is expected to result in lower costs and productivity gains in the entire sales and recruiting process.

Competition

     The Company's industry in the United States is highly fragmented and characterized by specialized regional and local firms serving specific geographic territories and industries. The Company is one of only a few international companies with the breadth of personnel and resources to respond quickly to the large scale and rapidly changing personnel requirements of major corporate clients worldwide. Based on this characteristic, management believes the Company is a preferred provider of contract technical services and solutions to major corporations with the ability to serve a broad range of client needs.

     Some national and international companies are larger than the Company or are associated with companies that have greater financial, technical, or other resources than the Company. Management believes, however, that the Company's ability to efficiently handle the broad spectrum of specialized client needs, its commitment to quality, the extensive network of the Company's offices, the wide array of technical skills available, and its unique computerized system of identifying qualified personnel for specialized tasks enable it to compete favorably with other providers in the industry. Rather than aspiring to be the biggest, the Company is clearly focused on being the number one client-rated company in the industry.

Item 2.  Properties
         ----------

     The Company owns its corporate office facility located at 110 Summit Avenue, Montvale, New Jersey, 07645.
     At March 5, 1999, Butler maintained office space at the following locations for predominantly sales, recruiting and administrative functions:

UNITED STATES

Albuquerque, NM          Hicksville, NY                 Raleigh, NC
Aurora, IL               Huntington Beach, CA           Redmond, WA
Austin, TX               Indianapolis, IN               Riverside, CA
Baltimore, MD            Irving, TX                     Rochester, NY
Burlington, MA           Iselin, NJ                     Rolling Meadows, IL
Center Line, MI          King of Prussia, PA            Saginaw, MI
Chillicothe, IL          Lake St. Louis, MO             San Jose, CA
Cincinnati, OH           Maryland Heights, MO           Schaumburg, IL
Encino, CA               McLean, VA                     Shelton, CT
Euclid, OH               New York, NY                   St. Louis, MO
Fairport, NY             Norcross, GA                   Tempe, AZ
Fort Wayne, IN           Ontario, CA                    Twinsburg, OH
Fremont, CA              Park Ridge, IL
Gaylord, MI              Pleasanton, CA

INTERNATIONAL

Portsmouth, England
London, England
Redhill, Surrey, England

     Except for its corporate headquarters facility in Montvale, New Jersey, the Company does not own any real estate and generally leases office space.

The Company makes modest investments in leasehold improvements, equipment and other tangible property, principally computer equipment, as required.

Item 3.  Legal Proceedings
         -----------------

     In 1995, the Company filed a complaint against CIGNA Property and Casualty Insurance Company regarding CIGNA's and other defendants' acts and omissions in the processing, handling and investigation of claims against the Company under general liability and workmen's compensation insurance contracts. In 1997, the Company entered into an agreement with CIGNA which, in the absence of a settlement, would result in the respective parties undertaking binding arbitration in late 1998. In accordance with the terms of the agreement the Company paid $2.1 million to CIGNA. In August 1998, the Company exercised its option to settle the remaining disputed amounts with CIGNA for $1.5 million plus interest of $255,000. This settlement had no impact on current year operating results.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     None.
                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        ------------------------------------------------------------------
        Matters
        -------

     Information regarding the market for the Company's common stock and related stockholder matters is on page 40 of the Company's 1998 Annual Report, which information is incorporated herein by reference.

Item 6. Selected Financial Data
        -----------------------

     Selected financial data is included on page 39 of the Company's 1998 Annual Report, which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and
        ------------------------------------------------------------------
        Financial Condition
        -------------------

     Management's discussion and analysis of results of operations and financial condition is included on pages 14-19 of the Company's 1998 Annual Report, which discussion and analysis are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

     The following financial statements and supplementary data are herein incorporated by reference to the Company's 1998 Annual Report:

     Consolidated Balance Sheets at December 31, 1998 and
     December 31, 1997                                        PAGE 20

     Consolidated Statements of Operations for the years
     ended December 31, 1998, December 31, 1997, and
     December 31, 1996                                        PAGE 21

     Consolidated Statements of Cash Flows for the years
     ended December 31, 1998, December 31, 1997, and
     December 31, 1996                                        PAGE 22

     Consolidated Statements of Stockholders' Equity for
     the years ended December 31, 1998, December 31, 1997,
     and December 31, 1996                                    PAGE 23

     Notes to Consolidated Financial Statements               PAGES 24-37

     Independent Auditors' Report                             PAGE 38

     Other supporting schedules are submitted in a separate section of this report following Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ----------------------------------------------------------------
        Financial Disclosure
        --------------------

     Not Applicable.

                                    PART III

     A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than April 30, 1999, which is 120 days after the close of the Registrant's fiscal year. The proxy statement will be incorporated in
Part III (Items 10 through 13) of Form 10-K.

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

     (a)(3)  Exhibits:  The exhibit listing and exhibits follow the  schedules.
     (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  March 24, 1999                      BUTLER INTERNATIONAL, INC.
                                                (Registrant)

                                                By:   /s/Edward M. Kopko
                                                      -------------------
                                                Edward M. Kopko, Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                            Title                             Date
----                            -----                             ----



/s/Edward M. Kopko              Chairman of the Board of          March 24, 1999
------------------              Directors and CEO
Edward M. Kopko                 (Principal Executive Officer)



/s/Michael C. Hellriegel        Senior Vice President             March 24, 1999
------------------------        and Chief Financial Officer
Michael C. Hellriegel



/s/John F. Hegarty              Director                          March 24, 1999
------------------
John F. Hegarty



/s/Frederick H. Kopko, Jr.      Director                          March 24, 1999
--------------------------
Frederick H. Kopko, Jr.



/s/Hugh G. McBreen              Director                          March 24, 1999
------------------
Hugh G. McBreen



/s/Nikhil S. Nagaswami          Director                          March 24, 1999
----------------------
Nikhil S. Nagaswami

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
   Butler International, Inc.:

We have audited the consolidated financial statements of Butler International, Inc. as of December 31, 1998 and December 31, 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 26, 1999; such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Butler International, Inc. listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/Deloitte & Touche LLP
------------------------
Parsippany, New Jersey
February 26, 1999

Schedule I
----------
BUTLER INTERNATIONAL, INC. - PARENT
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(in thousands)


                                                     December 31,
                                                  ------------------

                                                    1998       1997
                                                  --------   --------
ASSETS
------

Total current assets                               $ 5,820   $  3,937
Investment in and receivable from subsidiaries      56,710     43,832
Other assets                                           116        112
                                                   -------   --------

          Total assets                             $62,646   $ 47,881
                                                   =======   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable and accrued liabilities          $  4,287   $    632
Current portion of long-term debt                      127        127
                                                  --------   --------

          Total current liabilities                  4,414        759
                                                  --------   --------

Long-term liabilities                                3,033      2,033
                                                  --------   --------

Stockholders' equity:
  Preferred stock                                        3          3
  Common stock                                           7          6
  Foreign exchange translation                        (133)       (64)
  Additional paid-in capital                        95,244     94,710
  Accumulated deficit                              (39,922)   (49,566)
                                                  --------   --------

          Total stockholders' equity                55,199     45,089
                                                  --------   --------

              Total liabilities and
                  stockholders' equity            $ 62,646   $ 47,881
                                                  ========   ========

The accompanying notes are an integral part of these financial statements.

-----------------------
BUTLER INTERNATIONAL, INC. - PARENT
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)




                                               Year ended December 31,
                                              --------------------------

                                               1998     1997      1996
                                              -------  -------   -------
Revenues
  Interest income (includes intercompany
  interest of $160, $118 and $1,181)          $   172  $   167    $1,200
                                              -------  -------    ------

Expenses
  Administrative and operating expenses           456      721       630
  Interest expense                                 13       11        12
                                              -------  -------    ------

                                                  469      732       642
                                              -------  -------    ------

Equity in income of subsidiaries               12,946    7,573     4,363
                                              -------  -------    ------

Income from operations before income taxes     12,649    7,008     4,921

Income taxes (benefit)                          2,805   (1,725)      130
                                              -------  -------    ------

Net income                                    $ 9,844  $ 8,733    $4,791
                                              =======  =======    ======



The accompanying notes are an integral part of these financial statements.

----------------------
BUTLER INTERNATIONAL, INC. - PARENT
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)


                                                  Year ended December 31,
                                                ----------------------------

                                                  1998       1997     1996
                                                --------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $  9,844   $ 8,733   $ 4,791
Adjustments to reconcile net income
 to net cash (used in) provided
 by operating activities:
  Depreciation and amortization                        1         2         9
  Gains of subsidiaries                          (12,946)   (7,573)   (4,363)
(Increase) decrease in assets, increase
  (decrease) in liabilities:
    Other current assets                          (1,883)   (3,859)       41
    Accounts payable and accrued liabilities       3,654        (7)      107
    Long-term liabilities                          1,000     1,900         -
                                                --------   -------   -------
Net cash (used in) provided by
  operating activities                              (330)     (804)      585
                                                --------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable from Butler
   Service Group, Inc.                                 -         -    (1,181)
Capital expenditures - net                             -        (4)        -
Other                                                 (5)      (42)        -
                                                --------   -------   -------
Net cash used in investing activities                 (5)      (46)   (1,181)
                                                --------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of common
   stock options and warrants                        335       831       547
Net payments of note payable                           -        19        47
                                                --------   -------   -------
Net cash provided by financing activities            335       850       594
                                                --------   -------   -------

Net decrease in cash                                   -         -        (2)

Cash at beginning of year                              -         -         2
                                                --------   -------   -------

Cash at end of year                             $      -   $     -   $     -
                                                ========   =======   =======



The accompanying notes are an integral part of these financial statements.

----------------------
BUTLER INTERNATIONAL, INC.  PARENT
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT AT DECEMBER 31, 1998




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

     Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements in its 1998 Annual Report to Stockholders.


NOTE 2 - CONTINGENT LIABILITIES:

     The Company has guaranteed the Butler Service Group, Inc. ("BSG") revolving credit loan. Under the terms of the agreement, transfer of funds to the Company by BSG is restricted (see Note 4 of the Company's consolidated financial statements in its 1998 Annual Report).

Schedule II
-----------
BUTLER INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS


                             Additions
                -----------------------------------
                Balance at  Charged to   Charged to             Balance at
                beginning   costs and    other                      end of
Description     of period   expenses     accounts    Deductions     period
--------------------------------------------------------------------------

     1996
 --------------
Allowance for
uncollectible
accounts
receivable      $1,574,000  $  453,000        -      $ 572,000  $1,455,000
Reserve for
discontinued
operations       $ 254,000        -           -      $ 118,000   $ 136,000


     1997
 --------------
Allowance for
uncollectible
accounts
receivable      $1,455,000  $1,004,000        -      $ 994,000  $1,465,000
Reserve for
discontinued
operations       $ 136,000        -           -       $ 89,000    $ 47,000


     1998
 --------------
Allowance for
uncollectible
accounts
receivable      $1,465,000  $2,058,000        -      $ 214,000  $3,309,000
Reserve for
discontinued
operations       $  47,000        -           -       $ 47,000        -

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

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

        *Denotes compensatory plan, compensation arrangement, or management contract.

Exhibit No.    Description
-----------    -----------


10.32* Employment Agreement dated May 15, 1994 between Butler Fleet Services, a division of Butler Services, Inc., and James VonBampus, filed as Exhibit 10.44 to the 1994 10-K, and hereby incorporated by reference.

10.33* Employment Agreement dated April 18, 1995 between Butler International, Inc., and Harley R. Ferguson, filed as Exhibit
               10.42 to the 1995 10-K, and hereby incorporated by reference.

10.34* Form of Promissory Note dated May 3, 1995 in the original principal amount of $142,500 executed by Frederick H. Kopko, Jr. and Hugh G. McBreen, and made payable to the order of Butler International, Inc., filed as Exhibit 10.43 to the 1995 10-K, and hereby incorporated by reference.

10.35* Form Pledge Agreement dated May 3, 1995 between Butler International, Inc. and each of Frederick H. Kopko, Jr. and Hugh
               G. McBreen, filed as Exhibit 10.44 to the 1995 10-K, and hereby incorporated by reference.

10.36 Amended and Restated Credit Agreement, dated November 7, 1997, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.38 to the 1997 10-K, and hereby incorporated by reference.

10.37(a) First Amendment Agreement, dated as of June 26, 1998 among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.37(a).

10.37(b) Second Amendment Agreement, dated as of August 31, 1998, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.37(b).

10.38 Credit Agreement, dated November 12, 1997, between Butler of New Jersey Realty Corp. and Fleet Bank, National Association, filed as Exhibit 10.39 to the 1997 10-K, and hereby incorporated by reference.

10.39 Asset Purchase Agreement, dated August 11, 1997, between Butler Telecom, Inc. and Jack W. Shoemaker, filed as Exhibit 10.40 to the 1997 10-K, and hereby incorporated by reference.

10.40* Form of Promissory Note dated January 28, 1998 in the original amount of $168,278.74 executed by Hugh G. McBreen and made payable to the order of Butler International, Inc., filed herewith as Exhibit 10.40.

10.41* Form Pledge Agreement dated January 28, 1998 between Butler International, Inc. and Hugh G. McBreen, filed herewith as
               Exhibit 10.41.

10.42 Asset Purchase Agreement, dated February 28, 1998 by and between Butler Telecom, Inc., Argos Adriatic Corporation, Shashi Mahendru and Vinod Wadhawan, filed as Exhibit 10.41 to the 1997 10-K, and hereby incorporated by reference.

10.43 Asset Purchase Agreement, dated March 17, 1998, by and between Butler Telecom, Inc., Norwood Computer Services Inc., Vassilis Chaimanis and Henry Piscitelli, filed as Exhibit 10.42 to the 1997 10-K, and hereby incorporated by reference.

        *Denotes compensatory plan, compensation arrangement, or management contract.

Exhibit No.    Description
-----------    -----------



10.44 Stock Purchase Agreement, dated May 29, 1998, by and among Butler Telecom, Inc., Tom Cannon, Ted Connolly, Marianne A. Adams, and Jacqueline Anne Hirst, filed as Exhibit 10.43 to Form 10-Q for the period ended June 30, 1998, and hereby incorporated by reference.

10.45 Acquisition Agreement, dated May 27, 1998, between Butler Telecom, Inc. and Automated Concepts, Inc. filed as Exhibit 10.44 to Form 10-Q for the period ended June 30, 1998, and hereby incorporated by reference.

10.46 Stock Purchase Agreement, dated June 30, 1998, by and among Butler Telecom, Inc., Prem Advani, Sharon K. Advani, and Prem Advani 1997 Charitable Remainder Trust filed as Exhibit 10.45 to Form 10-Q for the period ended June 30, 1998 and hereby incorporated by reference.

10.47 Asset Purchase Agreement, dated July 26, 1998, by and between Butler Telecom, Inc., ISL International, Inc. and Meryvn Haft, filed as Exhibit 10.46 to Form 10-Q for the period ended June 30, 1998, and hereby incorporated by reference.

10.48* Form of Promissory Note dated October 13, 1998 in the original amount of $181,000 executed by Frederick H. Kopko, Jr. and made payable to Butler International, Inc., filed herewith as Exhibit 10.48.

10.49* Form Pledge Agreement dated October 13, 1998 between Butler International, Inc. and Frederick H. Kopko, Jr., filed herewith as Exhibit 10.49.

13.1           1998 Annual Report to Stockholders, Financial Section (pages 14-
               40), filed herewith as Exhibit 13.1.

22.1           List of Subsidiaries of the Registrant.

23.1           Consent of Deloitte & Touche LLP.

27             Financial Data Schedule.

        *Denotes compensatory plan, compensation arrangement, or management contract.