Form 10-Q
period 1999-03-31
BUTLER INTERNATIONAL INC /MD/
filed 1999-05-17
CIK 786765

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999
                                ------------------------

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  Commission File Number             0-14951
                                     -------



                           BUTLER INTERNATIONAL, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


             MARYLAND                                   06-1154321
  ------------------------------                    -------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)


                 110 Summit Avenue, Montvale, New Jersey  07645
                 ----------------------------------------------
              (Address of principal executive offices)  (Zip Code)


       Registrant's telephone number, including area code  (201) 573-8000
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


As of May 10, 1999, 6,626,233 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

(A)  Consolidated Balance Sheets - March 31, 1999 (Unaudited) and December 31,
     1998

(B) Consolidated Statements of Operations (Unaudited) - quarter ended March 31, 1999 and quarter ended March 31, 1998

(C) Consolidated Statements of Cash Flows (Unaudited) - Three months ended March 31, 1999 and three months ended March 31, 1998

(D)   Notes to Consolidated Financial Statements (Unaudited)

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                        (in thousands except share data)

                                                         March 31,     December 31,
                                                           1999            1998
                                                      --------------  -------------
                                                        (Unaudited)
ASSETS
------
Current assets:
  Cash                                                    $     503      $     910
  Accounts receivable, net                                   68,829         65,349
  Inventories                                                   469            441
  Other current assets                                        6,846          6,193
                                                      --------------  -------------
          Total current assets                               76,647         72,893

Property and equipment, net                                  16,985         16,527
Other assets and deferred charges                             3,691          2,711
Excess cost over net assets of
 businesses acquired, net                                    58,722         57,981
                                                      --------------  -------------

          Total assets                                    $ 156,045      $ 150,112
                                                      ==============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                $  32,530      $  30,163
  Current portion of long-term debt                           5,221          5,895
                                                      --------------  -------------
          Total current liabilities                          37,751         36,058
                                                      --------------  -------------

Revolving credit facility                                    30,223         27,251
Other long-term debt                                         26,631         27,684
Other long-term liabilities                                   4,464          3,920

Stockholders' equity:
Preferred stock: par value $.001 per share,
  authorized 5,000,000:  Series B 7% Cumulative
  Convertible, authorized 3,500,000; issued
  3,014,564 at March 31, 1999 and December 31, 1998
  (Aggregate liquidation preference $3,015
  at March 31, 1999 and December 31, 1998)                        3              3
Common stock: par value $.001 per share,
  authorized 83,333,333; issued 6,626,233
  at March 31, 1999 and 6,506,043 at
  December 31, 1998                                               7              7
Additional paid-in capital                                   95,399         95,244
Accumulated deficit                                         (38,258)       (39,922)
Accumulated other comprehensive income                         (175)          (133)
                                                      --------------  -------------

          Total stockholders' equity                         56,976         55,199
                                                      --------------  -------------

Total liabilities and stockholders' equity                $ 156,045      $ 150,112
                                                      ==============  =============


The accompanying notes are an integral part of these consolidated financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (in thousands except per share data)
                                  (Unaudited)


                                               Quarter Ended March 31,
                                               ----------------------
                                                   1999      1998
                                                 --------  --------
Net sales                                        $105,878  $106,723
Cost of sales                                      83,843    88,515
                                                 --------  --------

  Gross margin                                     22,035    18,208

Depreciation and amortization                       1,243       821
Selling, general and administrative expenses       16,911    14,631
                                                 --------  --------

  Operating income                                  3,881     2,756

Interest expense                                   (1,113)     (993)
                                                 --------  --------

  Income before income taxes                        2,768     1,763

Income taxes                                        1,052       534
                                                 --------  --------

  Net income                                     $  1,716  $  1,229
                                                 ========  ========

Net income per share:
  Basic                                          $    .25  $    .18
  Diluted                                        $    .22  $    .16

Average number of common shares and dilutive
 common share equivalents outstanding:
  Basic                                             6,543     6,423
  Diluted                                           7,862     7,743


The accompanying notes are an integral part of these consolidated financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (in thousands)
                                  (Unaudited)


                                            Three Months Ended March 31,
                                            ---------------------------
                                                   1999      1998
                                                 -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $ 1,716   $ 1,229
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and excess purchase
     price amortization                            1,243       822
   Amortization of deferred financing                 38        11
   Foreign currency translation                      (42)       35
 (Increase) decrease in assets,
  increase (decrease) in liabilities:
    Accounts receivable                           (3,480)   (6,511)
    Inventories                                      (28)      568
    Other current assets                            (653)     (146)
    Other assets                                  (1,018)     (177)
    Current liabilities                            2,315     8,530
    Other long-term liabilities                      544       251
                                                 -------   -------

 Net cash provided by operating activities           635     4,612
                                                 -------   -------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures - net                     (1,154)     (980)
   Cost of businesses acquired                    (1,288)   (5,315)
   Expenses paid in conjunction with
    discontinued operations                            -        (4)
                                                 -------   -------

 Net cash used in investing activities            (2,442)   (6,299)
                                                 -------   -------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under financing agreements       1,245     1,323
   Net proceeds from the issuance of
    common stock                                     155        81
                                                 -------   -------

 Net cash provided by financing activities         1,400     1,404
                                                 -------   -------

 Net decrease in cash                               (407)     (283)

 Cash at beginning of period                         910       914
                                                 -------   -------

 Cash at end of period                           $   503   $   631
                                                 =======   =======

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

The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999, and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998.


NOTE 2 - EARNINGS PER SHARE:

The following table presents the computation of basic and diluted earnings per common share as required by SFAS No. 128 (in thousands, except per share data).

                                      Quarter ended March 31,
                                      -----------------------
                                         1999         1998
                                      -----------  ----------
Basic Earnings per Share:
-------------------------
Income available to common
  Shareholders                             $1,664      $1,180
                                           ------      ------
Weighted average common shares
  outstanding                               6,543       6,423
                                           ------      ------
Basic earnings per common share            $  .25      $  .18
                                           ======      ======

Diluted Earnings per Share:
---------------------------
Income available to common
  Shareholders assuming conversion
  of preferred stock                       $1,716      $1,229
                                           ------      ------
Weighted average common shares
  outstanding                               6,543       6,423
Common stock equivalents                      460         518
Assumed conversion of preferred
  stock                                       859         802
                                           ------      ------
Total weighted average common
  shares                                    7,862       7,743
                                           ------      ------
Diluted earnings per common share          $  .22      $  .16
                                           ======      ======

NOTE 3 - COMMON STOCK:

During the first quarter of 1999, the Company issued 125,000 shares of common stock upon the exercise of common stock options and retired 4,810 shares of common stock.

NOTE 4 - SEGMENTS:

The Company's services are provided through four ISO 9002 certified business segments; Technology Solutions, Telecom Services, Fleet Services and the Technical Group. The Company primarily operates in the United States. The Technical Group does include results from its United Kingdom ("UK") subsidiary. Net sales from the UK operation were $5.0 million and $3.6 million in the first quarter of 1999 and 1998, respectively. Operating profits from the UK subsidiary were $261,000 and $138,000 in the first quarter of 1999 and 1998, respectively. The following table presents sales and operating profits by segment for the first quarter of 1999 and 1998 (in thousands).

     NET SALES:              Quarter Ended March 31,
                                1999       1998
                             ----------  ---------
     Technology Solutions      $ 30,301   $ 15,238
     Telecom Services            22,456     17,291
     Fleet Services              11,201     19,113
     Technical Group             41,920     55,081
                               --------   --------
     Consolidated Sales        $105,878   $106,723
                               ========   ========

     OPERATING PROFITS:            1999       1998
                               --------   --------

     Technology Solutions      $  2,190   $  1,371
     Telecom Services             3,626      2,656
     Fleet Services                 533        870
     Technical Group              2,986      3,175
     Unallocated amounts         (5,454)    (5,316)
                               --------   --------
     Consolidated Profits      $  3,881   $  2,756
                               ========   ========


NOTE 5 - COMPREHENSIVE INCOME:

Comprehensive income is defined as the total change in stockholders' equity during a period, other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net change in cumulative foreign currency translation adjustments, which was a decrease of $42,000 for the quarter ended March 31, 1999, and an increase of $35,000 for the quarter ended March 31, 1998. Total comprehensive income was $1,674,000 and $1,264,000 for the three months ended March 31, 1999 and 1998, respectively.


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


NOTE 7 - RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

In June of 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This standard shall be effective for all fiscal quarters for all fiscal years beginning after June 15, 1999. The company is currently evaluating the impact, if any, of this standard on its financial reporting.

NOTE 8 - SUBSEQUENT EVENTS:

At the Annual Meeting of Shareholders held on May 6, 1999, the Company's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on all classes of stock. The dividend is to be distributed on June 1, 1999, to shareholders of record at the close of business on May 16, 1999. After the distribution of the dividend, there will be 9,939,350 shares of common stock outstanding and 4,521,846 shares of series B preferred stock outstanding. Also, a proposal to increase the authorized shares of preferred stock from 5,000,000 to 10,000,000 was approved by the shareholders. The table below reflects the pro forma weighted average shares outstanding and earnings per share assuming the stock split:

                                                Quarter Ended March 31,
                                                -----------------------
                                                 1999      1998
                                                ------    ------
Net income per share:
   Basic                                           .17       .12
   Diluted                                         .15       .11

Average number of common shares and dilutive
 common share equivalents outstanding:
   Basic                                         9,814     9,634
   Diluted                                      11,793    11,614

Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
Financial Condition
-------------------


RESULTS OF OPERATIONS
---------------------

Net income for the first quarter of 1999 increased by 40% to $1.7 million, up from $1.2 million reported in the first quarter of 1998. Pre-tax earnings increased by 57% to $2.8 million, compared to $1.8 recorded in the 1998 quarter. Diluted earnings per share were $.22 in 1999, compared with $.16 in the 1998 first quarter, reflecting an increase of 38%. Revenues for the first quarter of 1999 were $105.9 million, slightly below the $106.7 million recorded in the same period of 1998.

Substantial profitability increases in both the Telecom Services and Technology Solutions businesses were responsible for the quarter-on-quarter growth in earnings. The ongoing improvement in business mix provided by the growth of those divisions resulted in an increase in gross margins to 20.8% in the 1999 first quarter, up from 17.1% in the 1998 quarter. These increases more than offset reduced profits in the Fleet Services and Technical Group, which were due to expected reductions.

The Company's Technology Solutions and Telecom Services businesses reported revenue increases of $15.1 million, or 99% and $5.2 million, or 30%, respectively, above the first quarter of 1998. Acquisitions accounted for approximately $13.6 million of the increase. This substantial growth however was offset by a decrease of approximately $21 million in the Technical Group and Fleet Services businesses. The decrease in the Technical Group was in line with the Company's ongoing strategy of transforming its business mix towards its high-end service offerings. The reduction in Fleet Services revenue was directly related to the restructuring of a major contract later on in 1998.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are generated from operations and borrowings under its revolving credit facility and acquisition line of credit. As of March 31, 1999, $30.2 million was outstanding under the credit facility, with an additional $5.5 million used to collateralize letters of credit. As of March 31, 1999, $24.5 million was outstanding on the acquisition line. Proceeds from the credit facility are used by the Company to finance its internal business growth, working capital, capital expenditures and acquisitions.

The Company's credit agreement with General Electric Capital Corporation ("GECC") provides for a revolving credit facility for loans up to $50.0 million, including $9.0 million for letters of credit and an additional acquisition facility for up to $35.0 million. The interest rate on the revolving credit facility at the end of the first quarter of 1999 was 125 basis points above the 30-day commercial paper rate, or 6.10%. Interest reductions are available based upon the Company achieving certain financial results. The acquisition facility bears interest at 250 basis points above the 30 day commercial paper rate. The interest rate in effect on March 31, 1999, was 7.35%. The Company has guaranteed all obligations incurred or created under the credit agreement. The Company is in compliance with the required affirmative and financial covenants.

The GECC credit facility excludes the U.K operation, which has its own (Pounds)1.5 million facility. As of March 31, 1999, (Pounds)563,000 was outstanding under the U.K. facility.

The Company has a seven year mortgage for its corporate office facility. The mortgage consists of a $6.4 million loan that is repayable based upon a 15 year amortization schedule and a $375,000 loan that is repayable based on a 4 year schedule. The variable interest rate on these loans is one month Libor plus 225 basis points. The Company entered into an interest rate swap agreement with its mortgage holder. The Company makes monthly interest payments at the fixed rates of 8.6% and 8.42% on the $6.4 million and $375,000 loans, respectively. The Company receives payments based upon the one month Libor plus 225 basis points. The net gain or loss from the exchange of interest rate payments is included in interest expense.

The Company believes that its operating cash flow and credit facilities will provide sufficient liquidity for at least the next twelve months.

The Company does not have any off balance sheet financial instruments or derivatives subject to significant market risk.


YEAR 2000 COMPLIANCE
--------------------

Description:

At midnight on December 31, 1999, certain computer systems may not be able to distinguish the Year 2000 from the Year 1900. This is because computer software has, until recently, been written utilizing two digits rather than four to express years. This programming flaw may debilitate computer systems worldwide, because date-sensitive applications may recognize the Year 2000 as 1900, or not at all. This may cause miscalculations or system failures. This situation has become known as the Y2K problem, or the Millennium Bug.

Compliance:

The Company has established a Y2K Oversight Committee to ensure compliance of all systems.

Beginning in 1995, the Company began the strategic process of upgrading and replacing all of its financial systems. The new systems are all Y2K-compliant, server driven operating systems. The final phase of this project is expected to be completed by the end of the second quarter of 1999. With regard to all other computerized systems, the Company has nearly completed its Y2K compliance, and is currently testing its ability to correctly identify and process the Year 2000. This process is expected to be complete by the end of the second quarter of 1999. All desktop and laptop computers have been checked for Y2K readiness. Any computers that are not compliant are being replaced. This process will be completed in the second quarter of 1999. All PC operating systems have been upgraded. All telecommunications and PBX systems have been evaluated and are expected to be compliant in the second quarter of 1999. All building systems (e.g., elevators, HVAC) were also reviewed. The majority of these systems are day-dependent, not date-dependent, so they should not be impacted by Y2K. The Company has been contacting major clients and vendors to evaluate their Y2K compliance plans and readiness, to determine whether a Y2K event will have a significant impact on the Company.

Costs:

Due to the scheduled conversion of the Company's financial systems there are no specific Y2K costs related to those areas. The cost incurred to date to upgrade non-compliant PCs is approximately $137,000, of which $24,000 has been expensed and $113,000 has been recorded to property and equipment. The estimated cost to complete the PC upgrade is approximately $20,000. The cost to upgrade or replace non-compliant telecommunication systems to date has been approximately $35,000. The estimated cost to complete the telecommunication system upgrades is approximately $55,000.

Worst-Case Scenarios:

The following are worst-case scenarios that could have an impact on the Company if they were to occur: The Company could be negatively impacted if several of its larger clients were affected by either their inability to retain contract employees supplied by the Company or by their inability to process payables promptly. This may become a benefit to the Company because it has the ability to provide Y2K solutions to the affected customers. The Company would incur additional financing costs during any extended receivable period. The Company could be adversely affected if financial institutions were unable to wire payroll funds. Such an occurrence would require the Company to issue paper checks which may not be well received by its contract employees.


Contingency Planning:

The Company has developed a contingency plan that would enable it to print checks manually and mail them to all employees in the event of a bank problem. Appropriate contingency plans are being developed to deal with potential client or vendor Y2K events.

Summary:

Based on the activities reviewed above, the Company expects all internal systems to be Y2K compliant by June 30, 1999. The Company does not believe that the Y2K issues will have a material adverse effect on its financial condition or results of operations. It is anticipated that the Y2K issue is not substantial with respect to the Company's property and equipment, though the Company is continuing to assess and modify computer systems, facilities and business processes to provide for their continuing functionality.


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


Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------

See discussion on liquidity and capital resources in Item 2.

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

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                                  (Registrant)



May 13, 1999                  By:   /s/ Edward M. Kopko
                                    --------------------------------
                                    Edward M. Kopko
                                    Chairman and Chief Executive
                                    Officer



May 13, 1999                  By:   /s/ Michael C. Hellriegel
                                    --------------------------------
                                    Michael C. Hellriegel
                                    Senior Vice President and Chief
                                    Financial Officer