Form 10-Q
period 1999-06-30
BUTLER INTERNATIONAL INC /MD/
filed 1999-08-13
CIK 786765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended        June 30, 1999
                                   ----------------------

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


As of July 26, 1999, 9,939,347 shares of the registrant's common stock, par value $.001 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

(A)   Consolidated Balance Sheets - June 30, 1999 (Unaudited) and December 31,
      1998

(B) Consolidated Statements of Operations (Unaudited) - quarter ended June 30, 1999 and quarter ended June 30, 1998

(C) Consolidated Statements of Operations (Unaudited) - six months ended June 30, 1999 and six months ended June 30, 1998

(D) Consolidated Statements of Cash Flows (Unaudited) - six months ended June 30, 1999 and six months ended June 30, 1998

(E)   Notes to Consolidated Financial Statements (Unaudited)

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS
                           --------------------------
                        (in thousands except share data)

                                                       June 30,     December 31,
                                                         1999            1998
                                                     -------------  -----------
                                                      (Unaudited)
ASSETS
------
Current assets:
  Cash                                                  $     883     $     910
  Accounts receivable, net                                 70,114        65,349
  Inventories                                                 461           441
  Other current assets                                      7,015         6,193
                                                        ---------     ---------
         Total current assets                              78,473        72,893

Property and equipment, net                                17,766        16,527
Other assets and deferred charges                           3,839         2,711
Excess cost over net assets of
 businesses acquired, net                                  60,538        57,981
                                                        ---------     ---------

         Total assets                                   $ 160,616     $ 150,112
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities              $  28,408     $  30,163
  Current portion of long-term debt                         7,525         5,895
                                                        ---------     ---------
         Total current liabilities                         35,933        36,058
                                                        ---------     ---------

Revolving credit facility                                  32,480        27,251
Other long-term debt                                       27,594        27,684
Other long-term liabilities                                 4,108         3,920

Stockholders' equity:
Preferred stock: par value $.001 per share,
  authorized 15,000,000:  Series B 7% Cumulative
  Convertible, authorized 12,750,000; issued
  4,626,489 in 1999 and 4,521,846 in 1998
  (Aggregate liquidation preference $4,626
  in 1999 and $4,522 in 1998)                                   5             3
Common stock: par value $.001 per share,
  authorized 125,000,000; issued 9,939,347
  at June 30, 1999 and 9,759,062 at
  December 31, 1998                                            10             7
Additional paid-in capital                                 95,627        95,244
Accumulated deficit                                       (34,934)      (39,922)
Accumulated other comprehensive income                       (207)         (133)
                                                        ---------     ---------

         Total stockholders' equity                        60,501        55,199
                                                        ---------     ---------

Total liabilities and stockholders' equity              $ 160,616     $ 150,112
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
                                   (Unaudited)

                                                         Quarter Ended June 30,
                                                         ----------------------

                                                            1999           1998
                                                          ------         ------

Net sales                                              $ 106,664      $ 112,948
Cost of sales                                             82,350         91,986
                                                       ---------      ---------

   Gross margin                                           24,314         20,962

Depreciation and amortization                              1,294          1,011
Selling, general and administrative expenses              16,521         14,994
                                                       ---------      ---------

   Operating income                                        6,499          4,957

Interest expense                                          (1,054)        (1,070)
                                                       ---------      ---------

   Income before income taxes                              5,445          3,887

Income taxes                                               2,069          1,178
                                                       ---------      ---------

   Net income                                          $   3,376      $   2,709
                                                       =========      =========

Net income per share:
   Basic                                               $     .33      $     .28
   Diluted                                             $     .29      $     .23

Average number of common shares and dilutive
 common share equivalents outstanding:
   Basic                                                   9,939          9,671
   Diluted                                                11,804         11,709




The accompanying notes are an integral part of these consolidated financial statements.

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                      (in thousands except per share data)
                                   (Unaudited)


                                                      Six Months Ended June 30,
                                                      -------------------------

                                                          1999             1998
                                                        ------           ------

Net sales                                              $ 212,542      $ 219,671
Cost of sales                                            166,193        180,501
                                                       ---------      ---------

   Gross margin                                           46,349         39,170

Depreciation and amortization                              2,537          1,832
Selling, general and administrative expenses              33,432         29,625
                                                       ---------      ---------

   Operating income                                       10,380          7,713

Interest expense                                          (2,167)        (2,063)
                                                       ---------      ---------

   Income before income taxes                              8,213          5,650

Income taxes                                               3,121          1,712
                                                       ---------      ---------

   Net income                                          $   5,092      $   3,938
                                                       =========      =========

Net income per share:
   Basic                                               $     .50      $     .40
   Diluted                                             $     .43      $     .34

Average number of common shares and dilutive
 common share equivalents outstanding:
   Basic                                                   9,877          9,653
   Diluted                                                11,799         11,662




The accompanying notes are an integral part of these consolidated financial statements.

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (in thousands)
                                   (Unaudited)


                                                       Six Months Ended June 30,
                                                       -------------------------

                                                               1999        1998
                                                             ------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  5,092    $  3,938
    Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
    Depreciation and excess purchase
      price amortization                                      2,537       1,831
    Amortization of deferred financing                           77          24
    Foreign currency translation                                (74)         36
  (Increase) decrease in assets,
   increase (decrease) in liabilities:
     Accounts receivable                                     (4,765)    (10,690)
     Inventories                                                (20)        496
     Other current assets                                      (822)         23
     Other assets                                            (1,205)       (328)
     Current liabilities                                     (1,859)      8,976
     Other long-term liabilities                                188         532
                                                           --------    --------
  Net cash (used in) provided by
     operating activities                                      (851)      4,838
                                                           --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - net                               (2,653)     (1,589)
    Cost of businesses acquired                              (3,680)    (16,941)
    Other                                                      --           (14)
                                                           --------    --------

  Net cash used in investing activities                      (6,333)    (18,544)
                                                           --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under financing agreements                 6,769      13,266
    Net proceeds from the issuance of
     common stock                                               388         141
                                                           --------    --------

  Net cash provided by financing activities                   7,157      13,407
                                                           --------    --------

  Net decrease in cash                                          (27)       (299)

  Cash at beginning of period                                   910         914
                                                           --------    --------

  Cash at end of period                                    $    883    $    615
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

The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999, and for all periods presented.

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

                                             Quarter ended June 30,            Six months ended June 30,
                                             ----------------------            -------------------------

                                             1999              1998              1999              1998
                                             ----              ----              ----              ----
Basic Earnings per Share:
-------------------------
Income available to common
  Shareholders                             $ 3,324           $ 2,660           $ 4,988           $ 3,840
                                           -------           -------           -------           -------
Weighted average common shares
  outstanding                                9,939             9,671             9,877             9,653
                                           -------           -------           -------           -------
Basic earnings per common share            $   .33           $   .28           $   .50           $   .40
                                           =======           =======           =======           =======

Diluted Earnings per Share:
---------------------------
Income available to common
  Shareholders assuming conversion
  of preferred stock                       $ 3,376           $ 2,709           $ 5,092           $ 3,938
                                           -------           -------           -------           -------
Weighted average common shares
  outstanding                                9,939             9,671             9,877             9,653
Common stock equivalents                       576               834               633               806
Assumed conversion of preferred
  stock                                      1,289             1,204             1,289             1,203
                                           -------           -------           -------           -------
Total weighted average common
  shares                                    11,804            11,709            11,799            11,662
                                           -------           -------           -------           -------
Diluted earnings per common share          $   .29           $   .23           $   .43           $   .34
                                           =======           =======           =======           =======


NOTE 3 - COMMON STOCK:

During the first six months of 1999, the Company issued 187,500 shares of common stock upon the exercise of common stock options and retired 7,215 shares of common stock.

NOTE 4 - STOCK SPLIT:

At the Annual Meeting of Shareholders held on May 6, 1999, the Company's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on all classes of stock. The dividend was distributed on June 1, 1999, to shareholders of record at the close of business on May 16, 1999, and has been reflected in the financial statements and accompanying notes. Prior year earnings per share amounts have been restated for the stock split.

NOTE 5 - SEGMENTS:

The Company's services are provided through four ISO 9002 certified business segments: Technology Solutions, Telecom Services, Fleet Services and the Technical Group. The Company primarily operates in the United States. The Technical Group does include results from its United Kingdom ("UK") subsidiary. Net sales from the UK operation were $5.1 million for the second quarter of 1999 and $10.1 million for the six months ended June 30, 1999, as compared to $3.8 million and $7.4 million for the same periods in 1998. Operating profits from the UK subsidiary were $275,000 for the second quarter of 1999 and $536,000 for the six months ended June 30, 1999, versus $143,000 and $281,000 for the same periods in 1998. The following table presents sales and operating profits by segment (in thousands):

         NET SALES:                  Quarter Ended June 30,           Six Months Ended June 30,
                                       1999         1998                  1999         1998
                                    ----------   ----------            ----------   ----------
         Technology Solutions       $  29,238    $  22,031             $  59,539    $  37,270
         Telecom Services              27,245       18,708                49,701       35,999
         Fleet Services                11,186       17,945                22,387       37,058
         Technical Group               38,995       54,264                80,915      109,344
                                    ---------    ---------             ---------    ----------
         Consolidated Sales         $ 106,664    $ 112,948             $ 212,542    $ 219,671
                                    =========    =========             =========    =========

         OPERATING PROFITS:            1999         1998                  1999         1998
                                    ----------   ----------            ----------   ----------

         Technology Solutions       $   2,244    $   2,651             $   4,434    $   4,022
         Telecom Services               5,261        3,241                 8,887        5,897
         Fleet Services                   955          788                 1,488        1,658
         Technical Group                2,933        3,108                 5,919        6,283
         Unallocated amounts           (4,894)      (4,831)              (10,348)     (10,147)
                                    ---------     --------             ---------    ---------
         Consolidated Profits       $   6,499    $   4,957             $  10,380    $   7,713
                                    =========    =========             =========    =========


NOTE 6 - COMPREHENSIVE INCOME:

Comprehensive income is defined as the total change in stockholders' equity during a period, other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net change in cumulative foreign currency translation adjustments, which was a decrease of $32,000, and $74,000 for the quarter and six months ended June 30, 1999, respectively, and an increase of $1,000 and $36,000, for the quarter and six months ended June 30, 1998. Total comprehensive income was $3,344,000 and $5,018,000 for the three and six months ended June 30, 1999, compared to $2,710,000 and $3,974,000 for the three and six months ended June 30, 1998.


NOTE 7 - CONTINGENCIES:

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

NOTE 8 - RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

In June of 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This standard shall be effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. The company is currently evaluating the impact, if any, of this standard on its financial reporting.

Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
        Financial Condition
        -------------------


RESULTS OF OPERATIONS
---------------------

Net income for the second quarter of 1999 increased by 25% to $3.4 million, up from $2.7 million reported in the second quarter of 1998. Diluted earnings per share were $.29 in 1999, compared with $.23 in the 1998 second quarter, reflecting an increase of 26%. Revenues for the second quarter of 1999 were $106.7 million, compared to $112.9 million recorded in the same period of 1998.

A substantial volume increase in the Telecom Services business was responsible for the quarter-on-quarter growth in earnings. This increase, as well as margin growth in the Fleet Services group were partially offset by lower profits in the Technical Group and Technology Solutions businesses. The decrease in the Technical Group was due to reduced volume, partially offset by higher margins. The lower profits in the Technology Solutions operation was primarily due to costs incurred to establish several solution-oriented practice groups. These technology practice groups are expected to be a source of future profits and are anticipated to become profitable in the third quarter of 1999. Revenue growth provided by the Telecom Services and Technology Solutions divisions continued to improve business mix and resulted in an increase in gross margins to 22.8% in the 1999 second quarter, up from 18.6% for the same period in 1998.

Revenues in the 1999 second quarter were $106.7 million, down from the $112.9 million recorded in the same period of 1998. The Company's Telecom Services and Technology Solutions businesses reported increases of 46% and 33%, respectively. This growth, which amounted to nearly $16 million, was offset by decreases of $15 million in the Technical Group and $7 million in the Fleet Services business. The decrease in the Technical Group was in line with the Company's strategy of transforming its business mix towards its high-end service offerings. The reduction in Fleet Services revenue was directly related to the previously announced restructuring of a major contract during the third quarter of 1998, however, Fleet Services' profit for the second quarter of 1999 increased by 21% over the same period in the prior year.

For the six months ended June 30, 1999, net income increased by 29%, to $5.1 million, from the $3.9 million recorded in the first half of 1998. Diluted earnings per share for the period were $.43, a 26% increase above the $.34 recorded in the first six months of 1998. This increase was primarily due to higher operating margins that were influenced by improved business mix. Gross margins in the 1999 period were 21.8%, compared with 17.8% in the same period of 1998. Revenues for the year to date period ended June 30, 1999, were $212.5 million, down from the $219.7 million recorded in the same period of 1998. The Company's Telecom Services and Technology Solutions businesses grew by 38% and 60%, respectively, totaling $36 million. This increase however was more than offset by a $28 million decrease in the lower margin Technical Group, as well as a $15 million reduction in the Fleet Services division.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are generated from operations and borrowings under its revolving credit facility and acquisition line of credit. Cash used in operating activities was $851,000 for the six months ended June 30, 1999, a decrease of $5.7 million from 1998. The decrease is primarily due to an increase in unbilled revenue, which is reflected in accounts receivable, and a reduction in accounts payable. As of June 30, 1999, $32.5 million was outstanding under the credit facility, with an additional $5.5 million used to collateralize letters of credit. As of June 30, 1999, $27.6 million was outstanding on the acquisition line. Proceeds from the credit facility are used by the Company to finance its internal business growth, working capital, capital expenditures and acquisitions.

The Company's credit agreement with General Electric Capital Corporation ("GECC") provides for a revolving credit facility for loans up to $50.0 million, including $9.0 million for letters of credit and an additional acquisition facility for up to

$35.0 million. The interest rate on the revolving credit facility at the end of the second quarter of 1999 was 115 basis points above the 30-day commercial paper rate, or 6.0%. Interest reductions are available based upon the Company achieving certain financial results. The acquisition facility bears interest at 250 basis points above the 30 day commercial paper rate. The interest rate in effect on June 30, 1999, was 7.35%. The Company has guaranteed all obligations incurred or created under the credit agreement. The Company is in compliance with the required affirmative and financial covenants.

The GECC credit facility excludes the U.K operation, which has its own (Pounds)1.5 million facility. As of June 30, 1999, (Pounds)686,000 was outstanding under the U.K. facility.

The Company has a seven year mortgage for its corporate office facility. The mortgage consists of a $6.4 million loan that is repayable based upon a 15 year amortization schedule and a $375,000 loan that is repayable based on a 4 year schedule. The variable interest rate on these loans is one month Libor plus 225 basis points. The Company entered into an interest rate swap agreement with its mortgage holder. The Company makes monthly interest payments at the fixed rates of 8.1% and 7.92% on the $6.4 million and $375,000 loans, respectively. The fixed rates were decreased from 8.6% and 8.42%, retroactive to January 1, 1999. The Company receives payments based upon the one month Libor plus 225 basis points. The net gain or loss from the exchange of interest rate payments is included in interest expense.

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

Beginning in 1995, the Company began the strategic process of upgrading and replacing all of its financial systems. The new systems are all Y2K-compliant, server driven operating systems. The final phase of this project is currently entering the parallel test stage and is expected to be completed during the third quarter of 1999. With regard to all other computerized systems, the Company has completed its Y2K readiness, and has successfully tested its ability to correctly identify and process the Year 2000. All desktop and laptop computers have been checked for Y2K readiness. Any computers that were not compliant were replaced. All PC operating systems have been upgraded. All telecommunications and PBX systems have been evaluated and are now Y2K compliant. All building systems (e.g., elevators, HVAC) were also reviewed. The majority of these systems are day-dependent, not date-dependent, so they should not be impacted by Y2K. The Company has been contacting major clients and vendors to evaluate their Y2K compliance plans and readiness, to determine whether a Y2K event will have a significant impact on the Company.

Costs:

Due to the scheduled conversion of the Company's financial systems there are no specific Y2K costs related to those areas. The cost incurred to date to upgrade non-compliant PCs was approximately $137,000, of which $24,000 has been expensed and $113,000 has been recorded to property and equipment. The cost to upgrade or replace non-compliant telecommunication systems has been approximately $88,000.

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

Summary:

Based on the activities reviewed above, the Company expects all internal systems to be Y2K compliant in the third quarter of 1999. The Company does not believe that the Y2K issues will have a material adverse effect on its financial condition or results of operations. It is anticipated that the Y2K issue is not substantial with respect to the Company's property and equipment, though the Company is continuing to assess and modify computer systems, facilities and business processes to provide for their continuing functionality.


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

Item

1.  Legal Proceedings - None

2.  Changes in Securities - None

3.  Defaults Upon Senior Securities - None

4. Submission of Matters to a Vote of Security Holders - At the Annual Meeting of Stockholders held on May 6, 1999, a quorum, consisting of approximately 90% of the Company's common and preferred stock outstanding and entitled to vote at the meeting, was present in person or by proxy. At the meeting, the following proposals were approved by the stockholders: Proposal #1 - Edward
    M. Kopko was re-elected as a Fourth Class Director. John F. Hegarty, Frederick H. Kopko, Jr., Hugh G. McBreen and Nikhil S. Nagaswami continue to serve as directors. Proposal #2 - To increase the authorized number of shares of Preferred Stock. Proposal #3 - To amend and restate the 1992 Employee Stock Plans. Proposal #4 - To approve the Performance Bonus Plan for the President and Chief Executive Officer. Proposal #5 - To amend the 1992 Stock Option Plan for Non-Employee Directors.

                            FOR          WITHHELD
                        ----------     ----------
    Proposal #1          8,372,065        327,768

                            FOR          AGAINST         ABSTAIN        UNVOTED
                        ----------     ----------       --------      ---------

    Proposal #2          6,334,668        425,717         12,111      1,927,337
    Proposal #3          7,458,617      1,229,056         12,160
    Proposal #4          8,604,354         81,672         13,807
    Proposal #5          7,720,573        965,995         13,265

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

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                                  (Registrant)



August 14, 1999                        By:   /s/ Edward M. Kopko
                                             --------------------------------
                                             Edward M. Kopko
                                             Chairman and Chief Executive
                                             Officer




August 14, 1999                        By:   /s/ Michael C. Hellriegel
                                             --------------------------------
                                             Michael C. Hellriegel
                                             Senior Vice President and Chief
                                             Financial Officer

14