Form 10-Q
period 1999-09-30
BUTLER INTERNATIONAL INC /MD/
filed 1999-11-12
CIK 786765

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 1999
                                       ------------------

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File Number            0-14951
                                       -------

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


               MARYLAND                                 06-1154321
               --------                                 ----------
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

Yes   X  .    No      .
   ------       ------

As of November 10, 1999, 9,309,347 shares of the registrant's common stock, par value $.001 per share, were outstanding and 630,000 shares were in treasury.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

(A) Consolidated Balance Sheets - September 30, 1999 (Unaudited) and December 31, 1998

(B) Consolidated Statements of Operations (Unaudited) - quarter ended September 30, 1999 and quarter ended September 30, 1998

(C) Consolidated Statements of Operations (Unaudited) - nine months ended September 30, 1999 and nine months ended September 30, 1998

(D) Consolidated Statements of Cash Flows (Unaudited) - nine months ended September 30, 1999 and nine months ended September 30, 1998

(E)  Notes to Consolidated Financial Statements (Unaudited)

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                        (in thousands except share data)

                                                    September 30,                  December 31,
                                                        1999                           1998
                                                    -------------                  ------------
                                                     (Unaudited)

ASSETS
------
Current assets:
  Cash                                                   $    741                      $    910
  Accounts receivable, net                                 68,293                        65,349
  Inventories                                                 461                           441
  Other current assets                                      6,909                         6,193
                                                    -------------                  ------------
         Total current assets                              76,404                        72,893

Property and equipment, net                                18,116                        16,527
Other assets and deferred charges                           4,026                         2,711
Excess cost over net assets of
 businesses acquired, net                                  60,290                        57,981
                                                    -------------                  ------------

         Total assets                                    $158,836                      $150,112
                                                    =============                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities               $ 27,552                      $ 30,163
  Current portion of long-term debt                         5,303                         5,895
                                                    -------------                  ------------
         Total current liabilities                         32,855                        36,058
                                                    -------------                  ------------

Revolving credit facility                                  35,389                        27,251
Other long-term debt                                       27,931                        27,684
Other long-term liabilities                                 4,094                         3,920

Stockholders' equity:
Preferred stock: par value $.001 per share,
  authorized 15,000,000:  Series B 7% Cumulative
  Convertible, authorized 12,750,000; issued
  4,626,489 in 1999 and 4,521,846 in 1998
  (Aggregate liquidation preference $4,626
  in 1999 and $4,522 in 1998)                                   5                             3
Common stock: par value $.001 per share,
  authorized 125,000,000; issued 9,439,347
  at June 30, 1999 and 9,759,062 at
  December 31, 1998                                            10                             7
Additional paid-in capital                                 95,964                        95,244
Accumulated deficit                                       (32,243)                      (39,922)
Accumulated other comprehensive income                       (160)                         (133)
                                                    -------------                  ------------
  Sub-total                                                63,576                        55,199
Less - Treasury stock (500,000 shares)                     (5,009)                            0
                                                    -------------                  ------------
         Total stockholders' equity                        58,567                        55,199
                                                    -------------                  ------------

Total liabilities and stockholders' equity               $158,836                      $150,112
                                                    =============                  ============

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
                                   (Unaudited)

                                                  Quarter Ended September 30,
                                                  ---------------------------
                                                      1999            1998
                                                  -----------      ----------

Net sales                                            $101,839        $112,755
Cost of sales                                          79,459          90,111
                                                  -----------      ----------

   Gross margin                                        22,380          22,644

Depreciation and amortization                           1,324           1,188
Selling, general and administrative expenses           15,691          15,993
                                                  -----------      ----------

   Operating income                                     5,365           5,463

Interest expense                                       (1,196)         (1,307)
                                                  -----------      ----------

   Income before income taxes                           4,169           4,156

Income taxes                                            1,423           1,247
                                                  -----------      ----------

   Net income                                        $  2,746        $  2,909
                                                  ===========      ==========
Net income per share:
   Basic                                             $    .27        $    .30
   Diluted                                           $    .23        $    .25

Average number of common shares and dilutive
 common share equivalents outstanding:
   Basic                                                9,884           9,672
   Diluted                                             11,745          11,716



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
                                  (Unaudited)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     1999             1998
                                                --------------   --------------
Net sales                                            $ 314,381          332,426
Cost of sales                                          245,652          270,612
                                                --------------   --------------

   Gross margin                                         68,729           61,814

Depreciation and amortization                            3,861            3,020
Selling, general and administrative expenses            49,123           45,618
                                                --------------   --------------

   Operating income                                     15,745           13,176

Interest expense                                        (3,363)          (3,370)
                                                --------------   --------------

   Income before income taxes                           12,382            9,806

Income taxes                                             4,544            2,959
                                                --------------   --------------

   Net income                                        $   7,838        $   6,847
                                                ==============   ==============

Net income per share:
   Basic                                             $     .78        $     .69
   Diluted                                           $     .67        $     .59

Average number of common shares and dilutive
 common share equivalents outstanding:
   Basic                                                 9,879            9,659
   Diluted                                              11,781           11,680



       The accompanying notes are an integral part of these consolidated financial statements.

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (in thousands)
                                  (Unaudited)

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                             1999           1998
                                                           --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  7,838       $  6,847
    Adjustments to reconcile net income to net
     cash provided by (used in) by operating activities:
    Depreciation and excess purchase
      price amortization                                      3,861          3,021
    Amortization of deferred financing                          109             37
    Foreign currency translation                                (27)           (55)
  (Increase) decrease in assets,
   increase (decrease) in liabilities:
     Accounts receivable                                     (2,944)       (14,560)
     Inventories                                                (20)           597
     Other current assets                                      (716)        (2,115)
     Other assets                                            (1,424)          (681)
     Current liabilities                                     (2,665)         4,466
     Other long-term liabilities                                174            623
                                                           --------       --------
  Net cash provided by (used in)
     operating activities                                     4,186         (1,820)
                                                           --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - net                               (3,758)        (2,339)
    Cost of businesses acquired                              (4,001)       (34,985)
    Other                                                      --              (34)
                                                           --------       --------

  Net cash used in investing activities                      (7,759)       (37,358)
                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under financing agreements                 7,793         39,033
    Net proceeds from the issuance of
     Common stock                                               620            141
    Repurchase common stock                                  (5,009)          --
                                                           --------       --------

  Net cash provided by financing activities                   3,404         39,174
                                                           --------       --------

  Net decrease in cash                                         (169)            (4)

  Cash at beginning of period                                   910            914
                                                           --------       --------

  Cash at end of period                                    $    741       $    910
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

The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999, and for all periods presented.

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

                                      Quarter ended Sept 30,  Nine months ended Sept 30,
                                      ----------------------  --------------------------
                                          1999        1998          1999         1998
                                          ----        ----          ----         ----
Basic Earnings per Share:
------------------------
Income available to common
  Shareholders                           $ 2,692     $ 2,858       $ 7,679     $ 6,698
                                         -------     -------       -------     -------
Weighted average common shares
  outstanding                              9,884       9,672         9,879       9,659
                                         -------     -------       -------     -------
Basic earnings per common share          $   .27     $   .30       $   .78     $   .69
                                         =======     =======       =======     =======

Diluted Earnings per Share:
--------------------------
Income available to common
  Shareholders assuming conversion
  of preferred stock                     $ 2,746     $ 2,909       $ 7,838     $ 6,847
                                         -------     -------       -------     -------
Weighted average common shares
  outstanding                              9,884       9,672         9,879       9,659
Common stock equivalents                     543         799           603         804
Assumed conversion of preferred
  stock                                    1,318       1,245         1,299       1,217
                                         -------     -------       -------     -------
Total weighted average common
  shares                                  11,745      11,716        11,781      11,680
                                         -------     -------       -------     -------
Diluted earnings per common share        $   .23     $   .25       $   .67     $   .59
                                         =======     =======       =======     =======

NOTE 3 - COMMON STOCK:

For the nine months ended September 30, 1999, the Company issued 187,500 shares of common stock upon the exercise of common stock options and retired 7,215 shares of common stock.

NOTE 4 - TREASURY STOCK:

In September 1999, the Company's Board of Directors authorized the repurchase of up to one million shares of its common stock representing approximately 10% of the outstanding shares. In September the Company repurchased 500,000 shares in accordance with the stock repurchase program.


NOTE 5 - STOCK SPLIT:

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


NOTE 6 - SEGMENTS:

The Company's services are provided through four business segments: Technology Solutions, Telecom Services, Fleet Services and the Technical Group. The Company primarily operates in the United States. However, the Technical Group does include results from its United Kingdom ("UK") subsidiary. Net sales from the UK operation were $5.1 million for the third quarter of 1999 and $15.3 million for the nine months ended September 30, 1999, as compared to $4.2 million and $11.6 million for the same periods in 1998. Operating profits from the UK subsidiary were $222,000 for the third quarter of 1999 and $758,000 for the nine months ended September 30, 1999, versus $142,000 and $423,000 for the same periods in 1998. The following table presents sales and operating profits by segment (in thousands):

NET SALES:                      Quarter Ended Sept 30,    Nine Months Ended Sept 30,
                                  1999         1998             1999         1998
                               ---------    ---------        ---------    ---------
Technology Solutions           $  29,147    $  29,234        $  88,686    $  66,504
Telecom  Services                 25,340       20,471           75,041       56,470
Fleet Services                    10,534       12,685           32,921       49,743
Technical Group                   36,818       50,365          117,733      159,709
                               ---------    ---------        ---------    ---------
Consolidated Sales             $ 101,839    $ 112,755        $ 314,381    $ 332,426
                               =========    =========        =========    =========

OPERATING PROFITS:                1999         1998             1999         1998
                               ---------    ---------        ---------    ---------
Technology Solutions           $   2,587    $   3,642        $   7,021    $   7,664
Telecom Services                   4,352        3,339           13,239        9,236
Fleet Services                       808          608            2,296        2,266
Technical Group                    2,291        3,055            8,210        9,338
Unallocated amounts               (4,673)      (5,181)         (15,021)     (15,328)
                               ---------    ---------        ---------    ---------
Consolidated Profits           $   5,365    $   5,463        $  15,745    $  13,176
                               =========    =========        =========    =========

NOTE 7 - COMPREHENSIVE INCOME:

Comprehensive income is defined as the total change in stockholders' equity during a period, other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net change in cumulative foreign currency translation adjustments, which was an increase of $47,000 for the quarter, and a decrease of $27,000 for the nine months ended September 30, 1999, respectively, and a decrease of $91,000 and $55,000, for the quarter and nine months ended September 30, 1998. Total comprehensive income was $2,793,000 and $7,811,000 for the three and nine months ended September 30, 1999, compared to $2,818,000 and $6,792,000 for the three and nine months ended September 30, 1998.

NOTE 8 - CONTINGENCIES:

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


NOTE 9 - RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

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

Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
Financial Condition
-------------------

RESULTS OF OPERATIONS
---------------------

Net income for the third quarter of 1999 was $2.7 million, as compared to the $2.9 million reported in the third quarter of 1998. Diluted earnings per share were $.23 in 1999, compared with $.25 in the 1998 second quarter. Revenues for the third quarter of 1999 were $101.8 million, compared to $112.8 million recorded in the same period of 1998.

A substantial increase in the profitability of the Telecom Services business for the quarter was offset by decreases in the Technology Solutions and Technical Group operations. The Fleet Service business also registered a sizable increase in profits during the quarter versus last year. Gross margins in the current year quarter improved to 22.0%, up from 20.1% last year. The increase in gross margins was directly attributable to improved business mix. The Telecom Services and Technology Solutions businesses now comprise 53% of the Company's volume, compared with 44% in the prior year. These same groups currently make-up 65% of the Company's consolidated gross margin, versus 59% in 1998.

Revenues in the 1999 third quarter were $101.8 million, down from the $112.8 million recorded in the same period of 1998. The Company's Telecom Services business reported an increase of 24%. This growth which amounted to nearly $5 million was offset by a decrease of $14 million in the Technical Group and $2 million in the Fleet Services business. Revenues of the Technology Solutions division were flat with that of a year ago. The increase in the Telecom Services operation and the decrease in the Technical Group was in line with the Company's strategy of transforming its business mix towards its high-end service offerings. The reduction in the Fleet Services revenue was directly related to the previously announced restructuring of a major contract. That change had occurred towards the end of the third quarter of 1998. In spite of the decreased revenue, the Fleet Services operation's profit increased by 33% over that of the prior year.

For the nine months ended September 30, 1999, net income increased by 14%, to $7.8 million, from the $6.8 million recorded in the first nine months of 1998. Diluted earnings per share for the period were $.67, a 14% increase above the $.59 recorded in the first nine months of 1998. This increase was primarily due to higher operating margins that were influenced by improved business mix.
Gross margins in the 1999 period were 21.9%, compared with 18.6% in the comparable period of 1998. Revenues for the year to date period ended September 30, 1999, were $314.4 million, down from the $332.4 million recorded in the same period of 1998. The Company's Telecom Services and Technology Solutions businesses each grew by 33% totaling $41 million. This increase however was more than offset by a $42 million decrease in the lower margin Technical Group, as well as a $17 million reduction in the Fleet Services division.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are generated from operations and borrowings under its revolving credit facility and acquisition line of credit. Cash provided by operating activities was $4.2 million for the nine months ended September 30, 1999, an increase of $6.0 million from 1998. As of September 30, 1999, $35.4 million was outstanding under the credit facility, with an additional $5.5 million used to collateralize letters of credit. As of September 30, 1999, $26.5 million was outstanding on the acquisition line. Proceeds from the credit facility are used to finance internal business growth, working capital, capital expenditures, acquisitions and the Company's stock repurchase program.

The Company's credit agreement with General Electric Capital Corporation ("GECC") provides for a revolving credit facility for loans up to $50.0 million, including $9.0 million for letters of credit and an additional acquisition facility for up to $35.0 million. The interest rate on the revolving credit facility at the end of the third quarter of 1999 was 115 basis points above the 30-day commercial paper rate, or 6.47%. Interest reductions are available based upon the Company achieving certain financial results. The acquisition facility bears interest at 250 basis points above the 30 day commercial paper rate. The interest rate in effect on September 30, 1999, was 7.82%. The Company has guaranteed all obligations incurred or created under the credit agreement. The Company is in compliance with the required affirmative and financial covenants.

The GECC credit facility excludes the U.K operation, which has its own (Pounds)1.5 million facility. As of September 30, 1999, (Pounds)240,000 was outstanding under the U.K. facility.

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

In September the Company repurchased 500,000 shares of its common stock for approximately $5 million in accordance with the stock repurchase program authorized by its Board of Directors earlier in the month.

During the nine months ended September 30, 1999, the Company expended approximately $4 million for contingent earn-out payments and other costs associated with prior year acquisitions.

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

Beginning in 1995, the Company began the strategic process of upgrading and replacing all of its financial systems. The new systems are all Y2K-compliant, server driven operating systems. This project was completed during the third quarter of 1999. With regard to all other computerized systems, the Company has completed its Y2K readiness, and has successfully tested its ability to correctly identify and process the Year 2000. All desktop and laptop computers have been checked for Y2K readiness. Any computers that were not compliant were replaced. All PC operating systems have been upgraded. All telecommunications and PBX systems have been evaluated and are now Y2K compliant. All building systems (e.g., elevators, HVAC) were also reviewed. The majority of these systems are day-dependent, not date-dependent, so they should not be impacted by Y2K. The Company has been contacting major clients and vendors to evaluate their Y2K compliance plans and readiness, to determine whether a Y2K event will have a significant impact on the Company.

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

Worst-Case Scenarios:

The following are worst-case scenarios that could have an impact on the Company if they were to occur: The Company could be negatively impacted if several of its larger clients were affected by either their inability to retain contract employees supplied by the Company or by their inability to process payables promptly. This may become a benefit to the Company because it has the ability to provide Y2K solutions to the affected customers. The Company would incur additional financing costs during any extended receivable period. The Company could be adversely affected if financial institutions were unable to wire payroll funds. Such an occurrence would require the Company to issue paper checks which may not be well received by its employees.


Contingency Planning:

The Company has developed a contingency plan that would enable it to print checks manually and mail them to all employees in the event of a bank problem. Appropriate contingency plans have been developed to consider potential client or vendor Y2K events.

Summary:

Based on the activities reviewed above, all of the Company's internal systems are Y2K compliant. The Company does not believe that the Y2K issues will have a material adverse effect on its financial condition or results of operations.
The Y2K issue has not had a substantial impact on the Company's property and equipment

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

                              BUTLER INTERNATIONAL, INC.
                              --------------------------
                                    (Registrant)



November 12, 1999                            By:  /s/ Edward M. Kopko
                                                -----------------------------
                                             Edward M. Kopko
                                             Chairman and Chief Executive
                                             Officer



November 12, 1999                            By:  /s/ Michael C. Hellriegel
                                                -----------------------------
                                             Michael C. Hellriegel
                                             Senior Vice President and Chief
                                             Financial Officer

14