Form 10-K405
period 1999-12-31
BUTLER INTERNATIONAL INC /MD/
filed 2000-03-30
CIK 786765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended                December 31, 1999
                    ------------------------------------------------

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $107,321,000. Such aggregate market value has been computed by reference to the $12.00 per share closing sale price of such stock as of March 16, 2000.

     As of March 16, 2000, 9,510,967 shares of the registrant's single class of common stock, par value $.001 per share, were outstanding and 504,133 shares were in treasury.

                      DOCUMENTS INCORPORATED BY REFERENCE

     A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than April 29, 2000. Portions of the proxy statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in
Part III hereof.

                                     PART I

Item 1. Business
        --------

     Butler International, Inc. ("the Company"), through its subsidiaries, provides a wide range of technical and information technology services to companies worldwide. The Company provides strategic outsourcing, project management and staff augmentation services on a contractual basis to clients in a wide variety of industries and service lines, including financial services, telecommunications, banking, quality assurance, brokerage, computer software, voice data and video communications, cable TV, entertainment, CAD design, electronics, energy, consumer products, environmental, aerospace, aircraft, food processing, marine, petrochemical, pharmaceutical, automotive, fleet services, trucking, utilities and courier. As of March 1, 2000, the Company had approximately 5,100 employees, of which approximately 4,600 billable employees provide services, generally at client facilities, from a network of 46 offices in the United States and abroad. Through its international operations, the Company currently provides similar services from offices in the United Kingdom. In 1999, the Company had net sales of $414 million from its domestic and foreign operations.

     The Company was incorporated in Maryland on November 27, 1985. The principal executive offices of the Company are located at 110 Summit Avenue, Montvale, New Jersey 07645, and its telephone number is (201) 573-8000.

Description of the Business

     Contract and information technology services are utilized by the Company's clients for: (i) project management, (ii) outsourcing services and (iii) staff augmentation, as follows:

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

Business Units

     The Company's project management, outsourcing services, and staff augmentation services are provided through the following operating segments: (i) Butler Technology Solutions, (ii) Butler Telecom,(iii) Butler Fleet Services,
(iv) Butler Technical Group. Additional segment information is included in Note 14 of the Company's 1999 audited financial statements.

     Butler Technology Solutions provides a complete and broad range of information technology expertise including, technology solutions, project management, and technology staffing. To augment its service offerings the Company established practice areas such as Enterprise Applications, including eGlobal Customer Relationship Management (CRM), Enterprise Networking, and Quality Assurance. Butler Technology Solutions serves a variety of industries including financial services, telecommunications and all sectors of the information technology industry, from development through testing and final software quality assurance. Butler employees provide a broad range of information technology specialists with expertise in a wide variety of applications, operating systems and platforms.

     Butler Telecom provides a full range of installation and test services, broadband design services and specialty project services to the voice, data, and video communications industry through a national network of branch offices. Butler Telecom contract personnel provide applied engineering services, install, test and maintain central office and customer premise equipment for voice and data applications, with both standard coaxial cable and fiber optic capabilities. Such services are also provided for both campus and multi-story telecommunications management. Butler Telecom also provides drafting, design, printing and graphics services to a wide range of industries.

     Butler Fleet Services provides customized fleet operation services to major ground fleet-holders nationwide ranging from vehicle maintenance and repair to total fleet management solutions including special projects such as installation of satellite tracking devices. Butler Fleet provides services including: preventive maintenance, mobile maintenance repair and service, scheduling service and inspections, computerized fleet tracking systems (including inventory control), training, fluid level checks and total fleet management. Most of these services are provided by A.S.E.(Automotive Service Excellence) certified technicians. Industries served through this division include telecommunications, utilities, municipalities, courier, and trucking. Recently, Butler introduced its Technicians on Demand service, a program which offers highly qualified technicians to all types of businesses nationwide, regardless of project scope or length.

     Butler Technical Group provides skilled technical and engineering personnel, project management, and total outsourcing solutions to companies worldwide and to industries ranging from aerospace to pharmaceuticals to energy and electronics. It also provides engineering support services including strategic consulting, project management, drafting and design, and total outsourcing, while specializing in establishing, managing, and staffing dedicated engineering support centers carrying out both long-term and short-term projects. Utilizing Pro/E, CATIA, AutoCad, I-DEAS, CADRA, Intergraph, Micro-Station and Unigraphics, Butler Technical Group provides product design and development, product test and evaluation, technical writing, technical illustration and integrated logistical support.

International Operations

     The Company's international operations ("International Operations") are
directed from offices in the United Kingdom.   Currently, approximately 3.5% of
the Company's personnel are employed in its International Operations. International Operations accounted for approximately 5.0% of the Company's net sales in 1999, principally from the United Kingdom.

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

     From product development to process improvements, Butler is committed to creating value for its clients. By utilizing Butler's expertise, customers are able to gain a strategic advantage in terms of knowledge, quality, cost, timing and flexibility.

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

     In 1999, the Company began implementing its e-business strategy which addresses all of the Company's constituencies - clients, employees, shareholders and partners - offering them the option to conduct business electronically.
Many enhancements have been made to the Company's web site that enable employees to communicate more timely and gain quicker access to company information. In addition, visitors to the web site can sign up and elect to receive press releases via e-mail. The Company has also enhanced the investor information request process, and posted an earnings release calendar, profiles of senior management and earnings estimates. In 2000, Butler will conduct a Value Gap Client study to assess client expectations for communicating and conducting business electronically in order to implement new features to the web site aimed at delivering more value to our clients.

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

     Butler received the 1999 Arthur Andersen Global Best Practices AwardSM for Motivating and Retaining Employees and was also a Global Best Practices Award finalist for Strategic Leadership. These awards symbolize Butler's excellence in optimizing the performance of its employees as well as the Company's ability to enable leadership at every level to enhance the overall performance of the organization. These two awards, along with the 1998 Global Best Practices Finalist Award for Exceeding Customer Expectations, signify that Butler's business processes have been recognized as Best Practices in three distinct categories.

     Butler's vision is to be the Number One Client-Rated Company in its industry. The Company's future marketing plans include a strong proactive branding effort known as the qButler campaign, to differentiate the Company from its competitors based on its commitment to quality and ability to deliver services that help clients ensure quality results from their initiatives.
Butler owns the domain name qButler and has launched qbutler.com in support of the campaign. The Company will also continue to let the marketplace know Butler is striving to be the best, gaining recognition as the best and fueling its quest with strong core values that will not change.

Business Expansion and Acquisitions

     In recent years, the Company completed several acquisitions in its Technology Solutions and Telecommunications businesses. The Company believes acquisitions in the information technology and telecommunication services markets will increase its overall margins and add to the Company's future growth in terms of sales and profits.

     The Company has deployed a focused growth strategy. The Company has an agreement with GE Capital Corporation which provides a $35 million credit facility dedicated to financing the Company's acquisition program. This four year facility provides additional resources to selectively expand and broaden the Company's higher margin Technology Solutions and Telecommunication Services businesses.

     The Company continues to review potential acquisition candidates in the information technology and telecommunications service industries. There are no acquisition transactions currently pending. For additional information about the Company's recent acquisitions see note 16 of the 1999 consolidated financial statements.

Clients

     The Company provides its services to approximately 1,600 clients. No clients individually represented 10% of the Company's net sales in 1999. In 1998, Boeing accounted for approximately 11.7% of the Company's net sales. No other clients individually represented 10% of the Company's net sales in 1998. A substantial amount of the Company's 1999 net sales were derived from U.S. companies included in the "Fortune 500" companies list.

Employees

     The Company currently has approximately 5,100 employees in the United States and abroad, and believes that its relationship with its employees is positive. Approximately 10% of the Company's employees are covered by collective bargaining agreements. Historically, the Company has been able to attract and retain high caliber employees and utilize them effectively to serve client needs quickly, efficiently and at competitive costs. The Company's number one priority is to exceed its customers' expectations by providing superior customer value. By empowering their employees through innovative training initiatives, the Company continuously improves the services it provides to its customers. Included in the Company's training initiatives are Butler On-Line Learning, video, and seminar training. Through such training opportunities, employees are able to update their skills as soon as new products reach the market, giving both the employees and the Company an advantage over the competition.

     Butler On-Line Learning offers over 400 of today's hottest technical training titles available via the Company's Internet/intranet site. Self-paced, interactive training experiences from the desktop allow employees to develop the skills necessary to work with today's most desired technologies. Video and seminar training opportunities enable employees to enhance their knowledge in many technical and management topics. Guided by its Corporate Learning Policy, the Company provides personal learning programs with measurable objectives for each staff employee.

     The Company's Internet strategy is an example of how the Company uses technology to enhance communication and the sharing of knowledge. In 1999, the Company added many new features to its web site to improve employee satisfaction and help create the "Best Space to Work". Butler employees have Internet access to 401(k) information, company forms and e-mail. Staff employees have Internet access at their desktops. Through Butler's web site, all employees are encouraged to visit the on-line, virtual "Water Cooler" where they can participate in discussions about jobs, training, compensation and other important topics with their peers.

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

     Management expects that changing technologies will continue to create demands for new skills faster than the permanent workforce can respond, resulting in a shortage of specialized technical skills. At the same time, early retirees and increased labor force mobility provide a sizable labor pool available to technical service companies like the Company. As a result, the Company expects that an adequate supply of qualified people will continue to be available to recruit and satisfy client needs. In addition, the Company has taken steps to proactively increase the pool of qualified people by establishing its own dedicated technical training facilities for installation and test, networking, broadband design, Customer Relationship Management (CRM) and quality assurance. Communication via the Internet and aggressive recruiting efforts are also part of the Company's proactive approach.

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

     The Company has deployed a variety of innovative programs and systems to guide Butler in becoming the ideal employer among current and prospective employees. Butler's recognition as the 1999 Arthur Andersen Global Best Practices AwardsSM winner for Motivating and Retaining employees is a clear indication that Butler has the processes in place to optimize the performance of its employees.

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

     Some national and international companies are larger than the Company or are associated with companies that have greater financial, technical or other resources than the Company. Management believes, however, that the Company's ability to efficiently handle the broad spectrum of specialized client needs, its commitment to quality, the extensive network of the Company's offices, the wide array of technical skills available, and its unique computerized system of identifying qualified personnel for specialized tasks enable it to compete favorably with other providers in the industry. Rather than aspiring to be the biggest, the Company is clearly focused on being the number one client-rated company in the industry.

Item 2.  Properties
         ----------

     The Company owns its corporate office facility located at 110 Summit Avenue, Montvale, New Jersey, 07645.

     At March 1, 2000, Butler maintained office space at the following locations for predominantly sales, recruiting and administrative functions:

UNITED STATES

Albuquerque, NM         Huntington Beach, CA         Park Ridge, IL
Aurora, IL              Indianapolis, IN             Pleasanton, CA
Austin, TX              Irving, TX                   Raleigh, NC
Baltimore, MD           Iselin, NJ                   Redmond, WA
Center Line, MI         King of Prussia, PA          Riverside, CA
Chillicothe, IL         Lafayette, IN                Rochester, NY
Cincinnati, OH          Lake St. Louis, MO           Rolling Meadows, IL
Encino, CA              Maryland Heights, MO         Saginaw, MI
Fairport, NY            McLean, VA                   Schaumburg, IL
Fort Wayne, IN          Milpitas, CA                 Shelton, CT
Fremont, CA             New York, NY                 Southfield, IL
Gaylord, MI             Norcross, GA                 Tempe, AZ
Herndon, VA             O'Fallon, MO                 Twinsburg, OH
Hicksville, NY          Ontario, CA


INTERNATIONAL

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     None.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        ------------------------------------------------------------------
Matters
-------

     The Common Stock is quoted under the symbol "BUTL" and is listed on the NASDAQ National Market System. As of March 21, 2000, there were approximately 2,450 holders of record of Common Stock. Not reflected in the number of record holders are persons who beneficially own shares of Common Stock held in nominee or street name.

                                                       HIGH    LOW

          1998
            First Quarter                             $15.25  $10.92
            Second Quarter                             18.25   14.08
            Third Quarter                              17.67   11.50
            Fourth Quarter                             17.67   10.00

          1999
            First Quarter                             $17.63  $10.50
            Second Quarter                             15.33   11.17
            Third Quarter                              14.25    7.63
            Fourth Quarter                             11.00    6.13

          2000
            First Quarter (Through March 21, 2000)    $12.69  $ 8.63

     No cash dividends were declared on the Company's Common Stock during the years ended December 31, 1999 and 1998. The Company has no present intention of paying cash dividends during the year ending December 31, 2000.


Item 6.  Selected Consolidated Financial Information
         -------------------------------------------
(in thousands, except per share data) (unaudited)

                                    1999      1998      1997       1996         1995
                                --------  --------  --------   --------  -----------
Operations Data:
Net sales                       $414,326  $444,146  $424,964   $409,353    $433,564
Gross margin                    $ 90,385  $ 85,892  $ 67,112   $ 59,591    $ 56,495
Net income (loss)               $ 10,601  $  9,844  $  8,733a  $  4,791    $ (7,914)b

Per Share Data:
Net income (loss) per share:
  Basic                         $   1.05  $   1.00  $   0.91   $   0.51       $(.91)
  Diluted                       $   0.91  $   0.84  $   0.78       0.45         N/A
Weighted average number of
 Shares outstanding:
  Basic                            9,760     9,681     9,380      9,131       8,915
  Diluted                         11,632    11,691    11,266     10,749         N/A

Balance Sheet Data:
Working capital                 $ 43,171  $ 36,835  $ 33,551   $ 32,041    $ 34,103
Total assets                    $164,663  $150,112  $104,716   $ 99,180    $110,572
Long-term debt                  $ 66,079  $ 54,935  $ 27,502   $ 31,342    $ 40,480
Total liabilities               $103,421  $ 94,913  $ 59,627   $ 63,601    $ 80,516
Stockholders'
 Equity                         $ 61,242  $ 55,199  $ 45,089   $ 35,579    $ 30,056

(a) 1997 includes a tax benefit of $1,959.
(b) 1995 includes $2,680 of non-recurring charges.

Item 7. Management's Discussion and Analysis of Results of Operations and
        ------------------------------------------------------------------
Financial Condition
-------------------

Results of Operations

     The Company recorded earnings of $10.6 million for the year ended December 31, 1999, compared with $9.8 million for the year ended December 31, 1998, and $8.7 million for the year ended December 31, 1997. Basic earnings per share were $1.05 in 1999, compared with $1.00 in 1998, and $.91 in 1997. On a diluted basis, earnings per share increased to $.91 per share in 1999, from $.84 achieved in 1998 and $.78 recorded in 1997.

     The increase in earnings was directly attributable to a 33% growth in the Company's Telecommunication Services ("BTI") operating income. The expansion of this business unit continues to be fueled by demand related to Internet infrastructure development. Decreases in the Technology Solutions and ("BTS") and Technical Group ("BTG") businesses diluted the Telecom division's advances. Earnings of the Fleet Services ("BFS") segment were consistent with the prior year. The unfavorable results reported by the BTS operation reflected a general softening of demand. Management believes that the reduced activity was mostly due to projects being delayed by Year 2000 (Y2K) concerns. Also contributing to the decreased profitability was bench time associated with the establishment of several new, solutions-oriented practice groups. These practice groups are expected to be a source of substantial profit gains when demand recovers. Management expects this recovery to occur early in the second quarter of 2000. Decreases in the BTG business unit reflect the Company's long-standing strategy of shedding low margin business together with significant decreases in volume with a major aerospace customer.

     Gross margins for 1999 improved to 21.8%, up from 19.3% reported in 1998. The increase was directly attributable to improved business mix. The Telecommunication Services and Technology Solutions business now comprise 52% of the Company's volume, compared with 37% in the prior year.

     Net sales in 1999 were $414.3 million, down from the $444.1 million recorded in 1998, and $425.0 million for the year ended December 31, 1997. The Company's BTI business reported an increase of 24%. This growth, which amounted to $19 million, was offset by a decrease of $61 million in the BTG operation and $18 million in the BFS business. Revenue in the BTS division increased by $31 million as a result of the acquisitions made during 1998. The decrease in BTG was in line with the Company's strategy of transforming its business mix towards its high-end service offerings, as well as a substantial volume decrease with a major aerospace customer. The reduction in BFS revenue was mostly due to the previously announced restructuring of a major contract during the third quarter of 1998. In spite of a 30% decrease in revenue, the BFS operation was able to maintain its profitability. The growth in 1998 as compared to 1997, was attributable to a 134% increase in the BTS operation, which was the result of volume provided by companies acquired in 1998, as well as strong internal growth. The BTI operation grew by 16% in 1998, while the lower margin BTG business decreased as had been expected, with revenues declining by 12% from 1997. Revenues from the BFS unit also declined due to a restructuring of a major contract, which did not negatively impact profitability.

     Selling, general and administrative ("SG&A") expenses increased to $64.8 million for the year ended December 31, 1999, compared with $62.9 million and $52.1 million for the years ended December 31, 1998 and 1997, respectively.
The increase in 1998 and 1999 is a direct result of acquisitions and the Company's efforts to grow its higher margin business units and further develop its internal systems. The increase in 1999 was also impacted by the start-up of the practice groups that were established during the year. Management continues to closely monitor its overhead expenses.

     For the year ended December 31, 1999, interest expense was $4.8 million, compared with $4.7 million and $4.2 million for the years ended December 31, 1998 and December 31, 1997, respectively. The increase in 1999 and 1998 was due to higher borrowings primarily to fund acquisitions, partially offset by lower interest rates.

     For the year ended December 31, 1999, income tax expense increased to $4.9 million compared with the $4.2 million recorded in 1998 and the $.8 million tax benefit recorded in 1997. In 1999, the Company recorded a $.3 million deferred tax expense, which included a $.2 million deferred tax benefit. In 1998 and 1997, the Company recorded deferred income tax benefits of $.7 million and $2.0 million, respectively, which resulted from the recording of deferred tax assets related to the expected future tax benefit of certain loss carryforwards and temporary differences in accordance with the provisions of Financial Accounting Standards Board ("FASB") SFAS 109. By December 31, 1999, the Company has realized all of the benefits of its U.S. loss and credit carryforwards.

Liquidity and Capital Resources

     The Company's primary sources of funds are generated from operations and borrowings under its revolving credit facility and acquisition line of credit. (See "Financing Activities"). Availability under the revolving credit facility is based upon the amount of eligible receivables. As of December 31, 1999, $35.5 million was outstanding under the revolving credit facility, and an additional $5.7 million was used to collateralize letters of credit. Proceeds from the revolving credit facility are used by the Company to finance its internal business growth, working capital, capital expenditures, acquisitions and the Company's stock repurchase program. The credit facility excludes the U.K. operation, which has its own (Pounds)1.5 million facility. As of December 31, 1999, (Pounds)958,079 was outstanding under the U.K. facility. The acquisition line of credit provides the Company with up to $35.0 million to finance its acquisition program. As of December 31, 1999, $29.9 million was outstanding under the acquisition facility.

     Cash and cash equivalents were $1.1 million as of December 31, 1999, compared to $0.9 million as of December 31, 1998. The major components of cash inflows during 1999 were from increased borrowings of $12.4 million, primarily for the funding of acquisitions, and net income before depreciation and amortization of $16.1 million. Cash outflows consisted of $8.6 million related to acquisitions, $6.1 for the repurchase of common stock, offset by $1.1 million for the re-issuance of common stock from treasury, an increase in accounts receivable and other assets totaling $5.2 million, capital expenditures of $6.0 million and the reduction of liabilities totaling $3.8 million.

     During the year ended December 31, 1999, the Company repurchased 635,000 shares of its common stock for approximately $5.9 million in accordance with the stock repurchase program authorized by its Board of Directors in September 1999. The Company has also from time to time purchased 12,840 shares of its common stock for approximately $181,000, which have been used for awards for certain employees in conjunction with their employment agreements. In 1999, the Company re-issued $1.1 million of its treasury stock consisting of 142,785 shares as partial payment for one of its 1998 acquisitions and 922 shares for employee stock awards.

     During the year ended December 31, 1999, the Company realized $0.9 million of net proceeds from the exercise of outstanding common stock options. As a result, 198,750 common shares were issued by the Company during the year.

     The Company has a seven year mortgage for its corporate office facility in Montvale, New Jersey. The mortgage consists of a $6.4 million loan that is repayable based on a 15 year amortization schedule and a $350,000 loan that is repayable based on a 4 year schedule. The variable interest rate on these loans is one month Libor plus 175 basis points. The outstanding balance of the loans at December 31, 1999 was $6.2 million.

     Management believes that cash flows from operations and availability under the Credit Facility will be sufficient to meet the Company's foreseeable cash requirements.

Financing Activities

     The Company has a credit agreement with General Electric Capital Corporation ("GECC"), which was amended in August, 1998, that provides a revolving credit facility for loans up to $50.0 million, including $9.0 million for letters of credit and an additional acquisition facility for up to $35.0 million. The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of
(i) $50.0 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables (which percentages are subject to adjustment from time to time by GECC). The interest rate in effect at December 31, 1999, was 6.7%, or 115 basis points above the 30 day commercial paper rate. Interest reductions are available based upon the Company achieving certain financial results. The average interest rate during 1999 was 6.23%. The acquisition facility bears interest at 250 basis points above the 30 day commercial paper rate, the interest rate in effect at December 31, 1999 was 8.05% and the average rate in effect for 1999 was 7.56%. The Company has guaranteed all obligations incurred or created under the credit agreement. The Company is in compliance with the required affirmative and financial covenants.

Acquisitions

     During 1999, the Company paid approximately $7.5 million for contingent earn-out payments and settlements in conjunction with acquisition made during 1998 and 1997. For additional information, see "Acquisitions" in the notes to the consolidated financial statements.

     The Company continues to review potential acquisition candidates in the information technology and telecommunications service industries. There are no acquisition transactions currently pending.

Year 2000 Compliance

     Beginning in 1995, the Company began the strategic process of upgrading and replacing all of its financial systems. The new systems are all Y2K-compliant, server driven operating systems. This project was completed during the third quarter of 1999. With regard to computerized systems, the Company completed its Y2K readiness and successfully tested its ability to correctly identify and process the year 2000. All desktop and laptop computers were checked for Y2K readiness. Any computers that were not compliant were replaced. All PC operating systems are Y2K compliant. All telecommunications and PBX systems were evaluated and are now Y2K compliant. All building systems (e.g., elevators, HVAC) were also reviewed. The Company contacted major clients and vendors to evaluate their Y2K compliance plans and readiness, to determine whether a Y2K event would potentially have a significant impact on the Company.

     Due to the scheduled conversion of the Company's financial systems, there are no specific Y2K costs related to those areas. The costs incurred to upgrade non-compliant PCs was approximately $137,000, of which $24,000 has been expensed and $113,000 has been recorded to property and equipment. The cost to upgrade or replace non-compliant telecommunication systems was approximately $88,000.

     The Company completed the implementation of its Y2K remediation plan on a timely basis. The plan addressed all critical systems. The Company is not aware of any adverse effects of Y2K issues. As previously described, the Y2K issue was not substantial with respect to the Company's property and equipment.

Recent Accounting Pronouncements

     In May 1999, the FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard shall now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact, if any, of this standard on its financial reporting.

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

Item 7a. Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

     The Company entered into an interest rate swap arrangement with its mortgage holder on its $6.75 million mortgage notes. The Company makes monthly interest payments at the fixed rates of 8.7% and 7.92% on the $6.4 million loan and the $350,000 loan, respectively. The Company receives payments based upon Libor plus 175 basis points. The net loss from the exchange of interest rate payments was approximately $25,000 and was included in interest expense. If the interest rate swap agreement was terminated as of December 31, 1999, the Company would receive a payment of approximately $103,000. The Company does not anticipate terminating the interest rate swap agreement prior to its expiration date of November 1, 2004. The Company has no other derivative financial instruments.

Item 8.
                           BUTLER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                     December 31,
                                                ----------------------
                                                  1999         1998
                                                ---------    ---------




ASSETS
Current assets:
  Cash                                           $  1,067    $    910
  Accounts receivable, net of allowance
   for uncollectible accounts of $2,123
   and $3,309                                      68,291      65,349
  Inventories                                         388         441
  Other current assets                              6,689       6,193
                                                 --------    --------
    Total current assets                           76,435      72,893

Property and equipment, net                        19,482      16,527
Other assets                                        4,417       2,711
Excess cost over net assets of businesses
 acquired, net of accumulated amortization
 of $14,552 and $12,270                            64,329      57,981
                                                 --------    --------

    Total assets                                 $164,663    $150,112
                                                 ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities       $ 26,158    $ 30,163
  Current portion of long-term debt                 7,106       5,895
                                                 --------    --------
    Total current liabilities                      33,264      36,058
                                                 --------    --------

Revolving credit facility                          35,491      27,251
Other long-term debt                               30,588      27,684
Other long-term liabilities                         4,078       3,920

Stockholders' equity:
Preferred stock: par value $.001 per share,
  authorized 15,000,000;  issued 4,843,914
  in 1999 and 4,521,846 in 1998 of Series B
  7% Cumulative Convertible (Aggregate
  liquidation preference $4,844 in 1999
  and $4,522 in 1998)                                   5           3
Common stock: par value $.001 per share,
  authorized 125,000,000; issued 9,950,600
  in 1999 and 9,759,065 in 1998; outstanding
  9,446,467 in 1999 and 9,759,065 in 1998              10           7
Additional paid-in capital                         95,903      95,244
Accumulated deficit                               (29,643)    (39,922)
Accumulated other comprehensive income               (384)       (133)
                                                 --------    --------
  Sub-total                                        65,891      55,199
                                                 --------    --------
Less - Treasury stock (504,133 shares)             (4,649)          -
                                                 --------    --------
    Total stockholders' equity                     61,242      55,199
                                                 --------    --------
    Total liabilities and stockholders'
     Equity                                      $164,663    $150,112
                                                 ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                           BUTLER INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                   Year Ended December 31,
                               ------------------------------
                                 1999        1998      1997
                               --------    --------  --------

Net sales                      $414,326    $444,146  $424,964
Cost of sales                   323,941     358,254   357,852
                               --------    --------  --------

   Gross margin                  90,385      85,892    67,112

Depreciation and excess
 purchase price
 amortization                     5,318       4,278     2,881
Selling, general and
 administrative expenses         64,807      62,872    52,142
                               --------    --------  --------

   Operating income              20,260      18,742    12,089

Interest expense                 (4,776)     (4,717)   (4,168)
                               --------    --------  --------

   Income before income taxes    15,484      14,025     7,921

Income tax expense (benefit)      4,883       4,181      (812)
                               --------    --------  --------

   Net income                  $ 10,601    $  9,844  $  8,733
                               ========    ========  ========

Net income per share:
   Basic                        $  1.05    $   1.00  $    .91
   Diluted                      $   .91    $    .84  $    .78

Average number of common
 shares and dilutive
 common share equivalents
 outstanding:
   Basic                          9,760       9,681     9,380
   Diluted                       11,632      11,691    11,266



The accompanying notes are an integral part of these consolidated financial statements.

                           BUTLER INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    1999       1998       1997
                                                  --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $ 10,601   $  9,844   $  8,733
    Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and excess purchase
      price amortization                             5,318      4,278      2,881
    Amortization of deferred financing                 142        106         82
    Foreign currency translation                      (251)       (69)       (73)
  (Increase) decrease in assets,
   increase (decrease) in liabilities:
     Accounts receivable                            (2,942)   (10,522)     1,444
     Inventories                                        53      1,755         96
     Other current assets                             (496)    (1,506)    (3,524)
     Other assets                                   (1,848)      (910)      (851)
     Current liabilities                            (4,005)     2,057      7,097
     Other long-term liabilities                       158        868       (296)
                                                  --------   --------   --------

  Net cash provided by operating activities          6,730      5,901     15,589
                                                  --------   --------   --------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                            (5,992)    (3,391)    (2,989)
    Cost of businesses acquired                     (8,629)   (35,210)    (1,990)
    Other                                                -        (47)       (89)
                                                  --------   --------   --------

  Net cash used in investing activities            (14,621)   (38,648)    (5,068)
                                                  --------   --------   --------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) under
     financing agreements                           12,355     32,408    (10,667)
    Net proceeds from the exercise of
     common stock options                            1,614        708      1,027
    Loans issued for exercise of options              (891)      (349)      (196)
    Repurchase common stock                         (6,168)       (24)         -
    Issuance of treasury stock                       1,138          -          -
                                                  --------   --------   --------
  Net cash provided by (used in)
    financing activities                             8,048     32,743     (9,836)
                                                  --------   --------   --------

  Net increase (decrease) in cash                      157         (4)       685
  Cash at beginning of period                          910        914        229
                                                  --------   --------   --------

  Cash at end of period                           $  1,067   $    910   $    914
                                                  ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                            BUTLER INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands except share data)

                                          SERIES B
                                       PREFERRED STOCK             COMMON STOCK             TREASURY STOCK
                                     SHARES       AMOUNT       SHARES        AMOUNT       SHARES      AMOUNT
Balance at December 31, 1996        2,627,025   $        3    6,144,168    $        6         --            --

Comprehensive income:
  Net income                             --           --           --            --           --            --
  Current year foreign currency
    adjustments                          --           --           --            --           --            --
      Total comprehensive income
Forgive employee loans                   --           --           --            --           --            --
Loans issued for exercise of
  options                                --           --           --            --           --            --
Issuance of common stock                 --           --        235,855          --           --            --
Dividends paid                        187,108         --           --            --           --            --
                                   ----------   ----------   ----------    ----------   ----------    ----------

Balance at December 31, 1997        2,814,133            3    6,380,023             6         --            --

Comprehensive income:
  Net income                             --           --           --            --           --            --
  Current year foreign currency
    adjustments                          --           --           --            --           --            --
      Total comprehensive income
Repurchase and retire shares             --           --         (2,146)         --           --            --
Loans issued for exercise of
  options                                --           --           --            --           --            --
Issuance of common stock                 --           --        128,166             1         --            --
Dividends paid                        200,431         --           --            --           --            --
                                   ----------   ----------   ----------    ----------   ----------    ----------

Balance at December 31, 1998        3,014,564            3    6,506,043             7         --            --

Comprehensive income:
  Net income                             --           --           --            --           --            --
  Current year foreign currency
    adjustments                          --           --           --            --           --            --
      Total comprehensive income
Adjust for three-for-two stock
  split                             1,507,282            2    3,253,022             3         --            --
Repurchase and retire shares             --           --         (7,215)         --           --            --
Loans issued for exercise of
  options                                --           --           --            --           --            --
Issuance of common stock                 --           --        198,750          --           --            --
Purchase treasury stock                  --           --           --            --       (647,840)       (6,090)
Issuance treasury stock                  --           --           --            --        143,707         1,441
Dividends paid                        322,068         --           --            --           --            --
                                   ----------   ----------   ----------    ----------   ----------    ----------

Balance at December 31, 1999        4,843,914   $        5    9,950,600    $       10     (504,133)      $(4,649)
                                   ==========   ==========   ==========    ==========   ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.


                                                     BUTLER INTERNATIONAL, INC
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - continued
                                                 (in thousands except share data)

                                                         ACCUMULATED
                                         ADDITIONAL         OTHER                          TOTAL
                                           PAID-IN      COMPREHENSIVE   ACCUMULATED     STOCKHOLDERS'
                                           CAPITAL         INCOME         DEFICIT          EQUITY
Balance at December 31, 1996              $ 93,673        $      9       $(58,112)        $ 35,579

Comprehensive income:
  Net income                                  --              --            8,733            8,733
  Current year foreign currency
    adjustments                               --               (73)          --                (73)
                                                                                          --------
      Total comprehensive income                                                             8,660
                                                                                          --------
Forgive employee loans                          19            --             --                 19
Loans issued for exercise of
  options                                     (196)           --             --               (196)
Issuance of common stock                     1,027            --             --              1,027
Dividends paid                                 187            --             (187)            --
                                          --------        --------       --------         --------

Balance at December 31, 1997                94,710             (64)       (49,566)          45,089

Comprehensive income:
  Net income                                  --              --            9,844            9,844
  Current year foreign currency
    adjustments                               --               (69)          --                (69)
                                                                                          --------
      Total comprehensive income                                                             9,775
                                                                                          --------
Repurchase and retire shares                   (24)           --             --                (24)
Loans issued for exercise of
  options                                     (349)           --             --               (349)
Issuance of common stock                       707            --             --                708
Dividends paid                                 200            --             (200)            --
                                          --------        --------       --------         --------

Balance at December 31, 1998                95,244            (133)       (39,922)          55,199

Comprehensive income:
  Net income                                  --              --           10,601           10,601
  Current year foreign currency
    adjustments                               --              (251)          --               (251)
                                                                                          --------
      Total comprehensive income                                                            10,350
                                                                                          --------
Adjust for three-for-two stock
  split                                         (5)           --             --               --
Repurchase and retire shares                   (78)           --             --                (78)
Loans issued for exercise of
  options                                     (891)           --             --               (891)
Issuance of common stock                     1,614            --             --              1,614
Purchase treasury stock                       --              --             --             (6,090)
Issuance treasury stock                       (303)           --             --              1,138
Dividends paid                                 322            --             (322)            --
                                          --------        --------       --------         --------

Balance at December 31, 1999              $ 95,903        $   (384)      $(29,643)        $ 61,242
                                          ========        ========       ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

Consolidation and Presentation

     The consolidated financial statements include the accounts of Butler International, Inc. ("the Company") and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. Certain amounts from prior years' consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform with the current year presentation.

Business

     The Company is a leading provider of strategic outsourcing, project management and staff augmentation services. These services are provided through four ISO 9002 certified business segments, Technology Solutions, Telecom Services, Fleet Services and the Technical Group.

     Technology Solutions provides a complete and broad range of information technology ("IT") expertise. Utilizing established resources, technology practice areas, quality systems and its award winning proprietary Butler Recruiting and Sales System (BRASS) database, it provides customers with the best possible solutions to meet and exceed their IT objectives.

     Telecom Services provides technical personnel and management services to communications companies worldwide. Services range from basic copper and voice networks to the latest optical fiber and broadband technologies. It also offers customers extensive central office, CATV, wireless and cellular services. Training, orientation and skills upgrading is provided to meet the individual needs of each customer. Additionally, Telecom Services specializes in CAD and manual record conversions, averaging over 350,000 drawings per year.

     Fleet Services provides customized fleet operations services to major ground fleet-holders nationwide. Services range from vehicle maintenance to total fleet management services.

     The Technical Group provides skilled technical and engineering personnel, project management as well as total outsourcing solutions. Serving a wide range of industries from aerospace to pharmaceuticals to energy and electronics, the Company offers client companies candidates in approximately 2,000 job classifications including engineers, designers and technical writers.

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

     Property and equipment are recorded at cost, which, for assets acquired through the Company's corporate acquisitions, represents the fair value at date of acquisition. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which generally range between one and ten years except for the Company's headquarters building which has a thirty year life. Management routinely evaluates the carrying value of its property and equipment. Should the results of the evaluation indicate that impairment is likely, the Company will recognize a charge to operations at that time.

Excess Cost Over Net Assets of Businesses Acquired

     Excess cost over net assets of businesses acquired is being amortized using the straight-line method generally over forty years from the date of acquisition. Management routinely evaluates the recoverability of goodwill with reference to estimates of future profitability and operating cash flow. Such estimates, on an undiscounted basis, are compared to the unamortized balance of goodwill. Should the results of this analysis indicate that impairment is likely, the Company will recognize a charge to operations at that time.

Fair Value of Financial Instruments

     The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short term maturity of these instruments. The carrying amount of current and long-term debt approximates fair values based on the fact that the related interest rates fluctuate with market rates.

Revenue Recognition

     The Company's net sales relate to net service revenues of its wholly-owned subsidiaries. Service revenues are recognized upon performance of such services at amounts expected to be ultimately realized.

Inventory

     Inventory is valued at the lower of cost or market. Cost is determined by using an average cost per unit.

Foreign Currency Translation

     For foreign operations, the assets and liabilities are translated at the current exchange rates, while income and expenses are translated at the average exchange rates for the period. Translation gains and losses are reported as a component of comprehensive income.

Earnings Per Common Share

     The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128 (in thousands, except per share data). All per share amounts have been adjusted to reflect a 3-for-2 common stock split distributed to shareholders of record on June 1, 1999. The income available to common shareholders for the basic earnings per share calculation has been adjusted by Series B preferred stock dividends of $322,000, $200,000 and $187,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                              1999     1998    1997
                             -------  ------  ------
Basic Earnings per Share:

Income available to
  common shareholders        $10,279  $9,644  $8,546
                             -------  ------  ------

Weighted average common
  shares outstanding           9,760   9,681   9,380
                             -------  ------  ------

Basic earnings per
  common share               $  1.05  $ 1.00  $  .91
                             =======  ======  ======

Diluted Earnings per Share:

Income available to
  common shareholders
  assuming conversion          $10,601  $ 9,844  $ 8,733
                               -------  -------  -------

Weighted average common
  shares outstanding             9,760    9,681    9,380

Common stock equivalents           561      786      683

Assumed conversion of
  preferred stock                1,311    1,224    1,203
                               -------  -------  -------

Total weighted average
  common shares                 11,632   11,691   11,266
                               -------  -------  -------

Diluted earnings per
  common share                 $  0.91  $  0.84  $  0.78
                               =======  =======  =======

NOTE 2 - PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (in thousands):

                                    1999       1998
                                  ---------  ---------
Land                              $  5,662   $  5,662
Buildings                            4,168      4,168
Motor vehicles and equipment         9,388      7,750
Computer hardware and software      16,106     12,378
Leasehold improvements               2,215      2,011
                                  --------   --------
                                    37,539     31,969
Less accumulated depreciation      (18,057)   (15,442)
                                  --------   --------
Property and equipment, net       $ 19,482   $ 16,527
                                  ========   ========

     Depreciation expense for the years ended December 31, 1999, 1998, and 1997 was $3,036, $2,477, and $1,721, respectively.


NOTE 3 - CURRENT LIABILITIES:

Accounts payable and accrued liabilities are comprised of the following (in thousands):
                                  1999     1998
                                 -------  -------
Insurance-related payables       $ 7,628  $ 7,313
Accounts payable                   4,918    5,677
Accrued compensation               2,955    3,893
Taxes other than income taxes      2,315    3,610
Accrued pension and 401(k)
  Contributions                    3,224    3,075
Income taxes payable                 638    1,021
Deferred compensation                411      416
Accrued acquisition payouts          155      455
Other                              3,914    4,703
                                 -------  -------
Accounts payable and
  accrued liabilities            $26,158  $30,163
                                 =======  =======

NOTE 4 - LONG-TERM DEBT:

Long-term debt is summarized as follows (in thousands):

                                           1999      1998
                                         --------  --------
Credit Facility, due July, 2002          $35,491   $27,251
Acquisition Facility, due, July, 2002     29,929    25,436
UK Credit Facility                         1,548     1,598
Notes payable related to headquarters
 Facility                                  6,217     6,545
                                         -------   -------
  73,185                                  60,830
Less current portion                      (7,106)   (5,895)
                                         -------   -------
Long-term debt                           $66,079   $54,935
                                         =======   =======

Credit Facility

     The Company has a credit agreement with General Electric Capital Corporation ("GECC") which provides a revolving credit facility for loans up to $50.0 million, including $9.0 million for letters of credit, and an acquisition facility for up to $35.0 million. The Company has guaranteed all obligations incurred or created under the credit agreement. The Company is in compliance with the required affirmative and financial covenants.

     As of December 31, 1999, $35.5 million was outstanding under the revolving credit facility and an additional $5.7 million was used to collateralize letters of credit. The interest rate in effect at December 31, 1999, was 6.7% or 115 basis points above the 30 day commercial paper rate. The average interest rate during 1999 was 6.23%. Interest reductions are available based upon the Company achieving certain financial results.

     At December 31, 1999, $29.9 million was outstanding under the acquisition facility with an effective interest rate of 8.05%, or 250 basis points above the 30 day commercial paper rate. The average interest rate in 1999 was 7.56%.

U.K. Credit Facility

     The Company's U.K. operation has a credit facility with TSB Commercial Finance Ltd. which provides up to (Pounds)1.5 million in loans. The total amount of loans outstanding under this facility may not exceed 80% of eligible receivables. The interest rate chargeable to the Company is currently 8%. The balance outstanding as of December 31, 1999 was (Pounds)958,000 or $1,548,000.

Facility Mortgage

     The Company issued an unsecured promissory note in the amount of $510,000 payable to North American Investment Realty of New Jersey, Inc. with an interest rate of 9 7/8% per annum. Principal payments were made in 1994 through 1996 bringing the balance down to $127,000. In 1999, the Company and the lender
agreed to extend the term of the note indefinitely.   In March 2000, the balance
of the note was paid in full.

     The Company has a seven year mortgage for its corporate office facility. The mortgage consists of a $6.4 million loan, that is repayable based on a 15 year amortization schedule and a $350,000 loan that is repayable based on a 4 year schedule. The variable interest rate on these loans is one month Libor plus 175 basis points. The outstanding balance of the loans was $6.1 million at December 31, 1999.

     The Company entered into an interest rate swap arrangement with its mortgage holder on its $6.75 million mortgage notes. The Company makes monthly interest payments at the fixed rates of 8.1% and 7.92% on the $6.4 million loan and the $350,000 loan, respectively. The Company receives payments based upon Libor plus 175 basis points. In 1999, the net loss from the exchange of interest rate payments was approximately $25,000 and was included in interest expense. If the interest rate swap agreement was terminated as of December 31, 1999, the Company would receive a payment of approximately $103,000. The Company does not anticipate terminating the interest rate swap agreement prior to its expiration date of November 1, 2004.

NOTE 5 - COMMON STOCK:

     In 1998 and 1997, the Company received proceeds of $298,400 and $561,704, respectively, from the exercise of 120,000 and 232,512 common stock purchase warrants. At December 31, 1999, the Company had 97,500 common stock purchase warrants outstanding with exercise prices ranging from $2.41 to $4.00 per share and expiration dates from April, 2000 to July, 2003.

     The Company received proceeds of $920,625 (net of tax benefit of $693,000), $293,799 (net of tax benefit of $116,000) and $465,598 in 1999, 1998 and 1997, respectively, from the exercise of 198,750, 72,249 and 121,270 options granted under various stock option plans.


NOTE 6 - CUMULATIVE CONVERTIBLE PREFERRED STOCK:

     The Company's Series B Cumulative Convertible Preferred Stock ("Series B Preferred Shares") accrues dividends at the rate of 7% per annum, based upon a liquidation value of $1.00 per share, payable in cash or in-kind at the option of the holder. In 1999, 1998 and 1997, dividends in-kind amounting to $322,068, $200,431, and $187,108, respectively, were paid to the holders of Series B Preferred Shares. Series B Preferred Shares are convertible at a ratio of one Series B Preferred Share to .285 Common Shares.


NOTE 7 - TREASURY STOCK:

     In September 1999, the Company's Board of Directors authorized the repurchase of up to one million shares of its common stock, representing approximately 10% of the outstanding shares. During 1999, the Company repurchased 635,000 shares in accordance with the stock repurchase program. The Company re-issued 142,785 shares as partial payment for one of its 1998 acquisitions. From time to time the Company purchased 12,840 shares of its common stock on the open market. These shares have been used for awards to certain employees in conjunction with their employment agreements. The awards have a vesting period of approximately two to four years. Compensation expense is recorded over the vesting period. The expense recorded in 1998 and 1999 was approximately $22,000 and $48,000, respectively. In 1999, 922 shares were vested and granted to employees.


NOTE 8 - STOCK OPTIONS

     The Company has in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel. To accomplish these objectives, the Company has adopted a 1985 Incentive Stock Option Plan (the "ISOP"), a 1985 non-qualified Stock Option Plan (the "Non-qualified Plan"), a 1989 Directors Stock Option Plan ("Directors Plan"), a 1992 Stock Option Plan ("1992 Non-qualified Plan"), a 1992 Incentive Stock Option Plan ("1992 ISOP"), a 1992 Stock Bonus Plan ("1992 Bonus Plan"), and a 1992 Stock Option Plan for Non-employee Directors ("1992 Directors Plan"). In addition, the Company has encouraged its directors to subscribe for shares of common stock from time to time at a price equal to the market price of the common stock at the time of their subscription.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and other related interpretations in accounting for its stock option plans. No compensation expense has been recognized for these plans. Had compensation cost been determined based upon the fair value at grant date consistent with the accounting methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", the Company's net income would have been reduced by approximately $669,000, $547,000 and $421,000 for 1999, 1998 and 1997, respectively. Basic earnings per share would have been reduced by approximately $.07, $.06, and $.04 for 1999, 1998 and 1997, respectively. Diluted earnings per share would have been reduced by $.06 for 1999, $.05 for 1998 and

$.04 for 1997. The weighted average fair value of options granted during 1999, 1998 and 1997 are estimated to be $5.38, $7.45 and $3.42, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1999, 1998 and 1997, respectively: volatility of 60%, 45%, and 35%; risk free interest rates of 6.02%, 5.40%, and 6.43%; assumed forfeiture rates of 12.8%, 14.8% and 15.8%; and, expected lives of 6.53, 6.70 and 6.72 years for 1999, 1998 and 1997, respectively.

Changes in stock options outstanding are as follows:

                              1999             1998              1997
                         --------------    -------------    --------------
                                   Avg.             Avg.              Avg.
                         Shares   Price    Shares  Price    Shares   Price
                         -------  -----    ------- -----    -------  -----
Outstanding balance
 at beginning of
 year                  1,082,100  $9.01  1,023,100 $4.53  1,042,375  $3.39
Granted                  281,125   9.64    135,750 16.14    132,000   8.33
Exercised               (198,750)  4.63    (72,250) 4.07   (121,275)  3.84
Canceled                    -        -      (4,500) 7.00    (30,000)  4.67
                         -------           -------          -------
Outstanding at
  end of year          1,164,475  $7.12  1,082,100 $9.01  1,023,100  $4.53
                       =========         =========        =========
Options exercisable
  at end of year         750,733  $6.02    876,726 $5.40    751,975  $4.13
                         =======           =======          =======


The following table summarizes information about stock options at December 31, 1999:

                        Options Outstanding           Options Exercisable
                 ---------------------------------   ---------------------
                               Weighted   Weighted                Weighted
Range of                       average    average    Number       average
Exercise         Outstanding   remaining  exercise   exercisable  exercise
Prices           at 12/31/99   life       Price      at 12/31/99   Price
----------       -----------   ---------  --------   -----------  --------

  $2.08 - $4.67      501,750   3.3 years     $3.20       456,583     $3.18
  $5.50 - $8.00      402,850   8.1 years     $7.21       151,900     $6.51
$11.25 - $17.67      259,875   8.7 years    $14.53       142,250    $14.65
                 -----------                          ----------
Total              1,164,475   6.2 years     $7.12       750,733     $6.02
                 ===========                          ==========


NOTE 9 - EMPLOYEE STOCK PURCHASE PLAN:

     The Butler International, Inc. 1990 Employee Stock Purchase Plan (the "Plan") made available $2.5 million for loans to officers, directors, and other key employees to purchase Company stock. Except for the loans to outside directors, the Company, subject to the Plan provisions, may reduce the amount due with respect to each loan by twenty-five percent of the original principal balance on successive anniversary dates of the loan, provided that the employee remains employed by the Company or one of its subsidiaries on such anniversary dates, or has not terminated his employment for other than a reason permitted by the Plan. The shares acquired by the outside directors pursuant to the Plan were subject to forfeiture ratably under certain conditions. During 1997, plan loans totaling $18,734 previously granted to employees who have been terminated were forgiven and charged to expense. No loans were forgiven in 1998 or 1999.


NOTE 10 - EMPLOYEE BENEFIT PLANS:

Defined Benefit Plan

     The Company has a defined benefit pension plan ("DBP"). Benefits under the DBP are determined based on earnings and period of service. The Company funds the DBP in accordance with the minimum funding requirements of the Employees Retirement Income Security Act of 1974. Benefits payable under the plan are reduced by a participant's Employee Stock Option Plan ("ESOP") credits.

     Effective June 1997, retroactive to December 31, 1996, the Company froze future benefit accruals under the DBP and ESOP and approved a matching program under its

401(k) plan, in lieu of benefits which said participants would otherwise have accrued under the DBP. The effect of freezing the DBP resulted in a gain, which was not material.

Change in pension benefit obligation (in thousands):

                                                                1999      1998
                                                             -------   -------
Benefit obligations at
 beginning of year                                           $ 2,022   $ 1,907
Interest cost                                                    164       128
Actuarial (gain)loss                                             284         -
Benefits paid                                                    (38)      (13)
                                                             -------   -------
Benefit obligation at
 end of year                                                   2,432     2,022
                                                             -------   -------

Change in plan assets (in thousands):

Fair value of plan assets
 beginning of year                                             3,546     3,225
Return on plan assets                                            805       289
Benefits paid                                                    (38)      (13)
                                                             -------   -------
Fair value of plan assets at
 end of year                                                   4,313     3,501
                                                             -------   -------

Funded status                                                  1,881     1,479
Unrecognized net gain                                         (1,487)   (1,263)
                                                             -------   -------
Prepaid benefit cost                                         $   394   $   216
                                                             =======   =======

Assumptions used in determining net pension expense were:

                                                                1999      1998    1997
                                                             -------   -------   -----
Discount rate                                                   6.75%     6.75%   7.25%
Rates of increase in
 compensation levels                                             N/A       N/A     N/A
Expected long-term rate
 of return on assets                                            9.00%     9.00%   9.00%

Components of net periodic benefit cost (in thousands):

                                                                1999      1998    1997
                                                             -------   -------   -----
Interest cost                                                $   164   $   128   $ 212
Return on assets                                                (317)     (290)   (233)
Recognized net actuarial gain                                    (24)      (67)      -
                                                             -------   -------   -----
Net periodic (benefit)                                       $  (177)  $  (229)  $ (21)
                                                             =======   =======   =====

     At December 31, 1999, approximately 20% of plan assets were held in fixed income investments and 80% in equity investments, compared to 38% in fixed investments and 62% in equity investments at December 31, 1998.

Postemployment and Postretirement Benefits

     The Company currently does not provide postemployment and postretirement benefits other than pensions.

401(K) Plan

     The Company provides a 401(k) savings plan. Effective December 31, 1996, the Company froze its DBP and ESOP and approved a matching program under the 401(k) plan. The Company made matching contributions of approximately $500,000, $357,000 and $315,000 in 1999, 1998 and 1997, respectively.

NOTE 11 - INCOME TAXES:

   The components of income tax expense (benefit) were as follows
(in thousands):

                                                                        1999     1998     1997
                                                                      ------   ------   ------
Current taxes:
   Federal                                                            $3,795   $3,387   $   234
   State                                                                 775    1,502       913
   Foreign                                                                 -        -         -
                                                                      ------   ------   -------
    Total Current                                                      4,570    4,889     1,147

Deferred tax expense (benefit)                                           313     (708)   (1,959)
                                                                      ------   ------   -------

Total income tax
 expense (benefit)                                                    $4,883   $4,181   $  (812)
                                                                      ======   ======   =======

     Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are as follows (in thousands):

Current Deferred Tax Assets (Liabilities):
                                              1999      1998
                                            --------  --------

Allowance for doubtful accounts              $  271   $   356
Accruals not currently deductible             3,739     3,152
Net operating loss carryforwards              1,092     1,369
Other                                         1,245     2,059
Valuation allowance                            (771)   (1,369)
                                             ------   -------
Net current deferred tax asset
 (included in other current assets)           5,576     5,567
                                             ------   -------

Non-Current Deferred Tax Liabilities:

Depreciation and amortization                  (493)        -
Valuation allowance                              (6)        -
                                             ------   -------

Net Non-Current Deferred Tax Liabilities       (499)        -
                                             ------   -------

Net Deferred Tax Assets (Liabilities)        $5,077   $ 5,567
                                             ======   =======

     As of December 31, 1998, the Company had three consecutive periods of financial profitability and had substantially realized the benefits of the U.S. operating loss and other carryforwards. As the Company believed that it was more likely than not that most of the December 31, 1998 deferred assets would be realized, the valuation allowance was further reduced and income tax benefits recorded for these changes. As of December 31, 1999, the Company has realized the entire benefit of the U.S. operating loss and other U.S. carryforwards.

     U.K. net operating loss carryforwards of approximately $3.6 million from 1996 and 1995 are available to reduce future U.K. taxable income. U.K. tax law provides an unlimited life for net operating loss carryforwards. As of December 31, 1998, the benefit of the U.K. net operating losses had not been recognized for financial reporting purposes because it was believed that realization would not be likely in the foreseeable future. As of December 31, 1999, and after three consecutive years of loss utilization, the Company now believes that it is more likely than not that a portion of the U.K. net operating losses will be realized, and as such, the valuation allowance has been reduced and a benefit recorded.

     A reconciliation between the income tax expense (benefit) computed by applying the federal statutory rate to income from operations before income taxes to the actual expense (benefit) is as follows (in thousands):

                                    1999      1998      1997
                                  --------  --------  --------

Income tax expense at
 statutory rate                   $ 5,419   $ 4,909   $ 2,693
Amortization of excess of
 cost over net assets of
 businesses acquired                  359       294       227
Utilization of net operating
 loss and credit carryforwards       (185)   (2,067)   (2,960)
Net changes in deferred taxes,
 including reduction in
 valuation allowance               (1,438)     (708)   (1,959)
State income tax expense, net
 of federal tax benefit               504     1,472       895
Other, including foreign rate
 Differential                         224       281       292
                                  -------   -------   -------
Provision (benefit)
for income taxes                  $ 4,883   $ 4,181   $  (812)
                                  =======   =======   =======


NOTE 12 - COMMITMENTS AND CONTINGENCIES:

     The Company has operating leases for office space and various computer equipment. Estimated minimum future rental commitments under non-cancelable leases at December 31, 1999 are as follows (in thousands):

                    2000          $ 4,237
                    2001            3,277
                    2002            2,617
                    2003            1,469
                    2004            1,023
                    Thereafter      1,870
                                  -------
                    Total         $14,493
                                  =======

     Substantially all of the leases provide for increases based upon use of utilities and lessors' operating expenses. Net rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $4.8 million, $4.5 million and $4.0 million, respectively.

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

NOTE 13 - RELATED PARTY TRANSACTIONS:

     Under various approved stockholder option plans and other stock purchase agreements, certain directors have executed primarily non-interest bearing notes payable to the Company to purchase common stock. As of December 31, 1999, approximately $4.6 million was outstanding under such notes, which included notes totaling $1.7 million executed by the Chairman in 1999 for the exercise of 187,500 shares of the Company's common stock previously granted under the 1992 non-qualified stock option plan.

     During 1999, 1998 and 1997, the Company paid or accrued $556,000, $732,000 and $745,000, respectively, in fees and expenses to McBreen, McBreen & Kopko, its outside counsel.

     During 1999, the Company provided administrative services to Cadant, Inc. totaling $1.9 million. Cadant, Inc. paid the Company all amounts due and owing for such services in December 1999. The Company has guaranteed certain of Cadant's lease commitments, in the aggregate maximum amount of $1.5 million. Certain directors of Cadant, Inc. are also directors of the Company.

NOTE 14 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     During 1999, 1998 and 1997, the Company received approximately $46,000, $11,000 and $168,000, respectively, in federal, state and foreign income tax refunds.

     Cash paid for interest and federal, state and foreign income taxes for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                      1999    1998    1997
                     ------  ------  ------

     Interest        $4,551  $3,868  $3,635
     Income taxes    $4,111  $4,757  $  719

NOTE 15 - SEGMENTS:

Sales and operating profits by segment (in thousands):

Sales:
                                1999       1998       1997
                              --------   --------   --------
     Telecom Services         $ 98,612   $ 79,654   $ 68,908
     Technology Solutions      115,918     85,029     36,361
     Fleet Services             43,403     61,735     73,072
     Technical Group           156,393    217,728    246,623
                              --------   --------   --------
     Consolidated total       $414,326   $444,146   $424,964
                              ========   ========   ========

     Operating Profits:
                                1999       1998       1997
                              --------   --------   --------
     Telecom Services         $ 17,195   $ 12,917   $ 10,221
     Technology Solutions        8,547     10,011      4,253
     Fleet Services              3,236      3,245        818
     Technical Group            10,999     12,918     13,371
     Unallocated amounts       (19,717)   (20,349)   (16,574)
                              --------   --------   --------
     Consolidated total       $ 20,260   $ 18,742   $ 12,089
                              ========   ========   ========

     The Company primarily operates in the United States. The Technical Group operations does include the results of its United Kingdom ("UK") subsidiary. Net sales from the UK operation were $20.6 million, $16.1 million and $11.9 million in 1999, 1998 and 1997, respectively. Operating profits from the UK subsidiary were $844,000, $506,000 and $331,000 in 1999, 1998 and 1997, respectively.

     The Company provides services to over 1,600 clients. In 1999, no single client accounted for 10% or more of the Company's net sales. In 1998 one client accounted for 11.7% of the Company's net sales. This client, which is included in the Technical Group segment, accounted for approximately 13.0% of net sales in 1997.

     The Company's assets are reviewed by management on a consolidated basis because it is not meaningful to allocate assets to the various segments.

     Unallocated amounts of operating profits consist of corporate expenses, certain general and administrative expenses from field operations and goodwill amortization.


NOTE 16 - ACQUISITIONS:

     In March 1998, the Company acquired the operations of Argos Adriatic Corporation ("Argos"), a Silicon Valley information technology ("IT") company headquartered in Fremont, CA. The purchase price included $5.1 million paid in cash, plus a contingent payout to be paid over three years based on the future earnings of Argos in excess of certain annual thresholds. Argos provides a variety of IT support services to a wide range of clients in Northern California. In 1999, the Company paid $1.7 million for earn outs and settlements in connection with the Argos acquisition.

     In April 1998, the Company acquired the operations of Norwood Computer Services, Inc. ("Norwood") an IT services company headquartered in Hicksville, NY. The purchase price included $8.4 million paid in cash, plus a contingent payout of $1.3 million that was paid in March 1999. Norwood has been serving a wide range of mid-sized and Fortune 500 companies in the New York metropolitan area since 1978.

     In June 1998, the Company's Telecommunication Services operation acquired WCC Telephone Services, Inc. ("WCC") a California based telecommunications services company. WCC specializes in central office services for customers such as Pacific Bell and Northern Telecom. The purchase price included $1.9 million paid in cash, plus a contingent payout of $278,000 which was paid in 1999.

     Also, in June 1998, the Company's Technology Solutions operation acquired certain assets of the Reston, VA branch operations of Automated Concepts, Inc. Employees and consultants of this operation have been merged with the existing Butler office in McLean, VA. The purchase price included a cash payment of $550,000, a purchase price reduction of $100,000, and contingent payouts of $179,000 based on earnings for one year.

     In July 1998, the Company acquired Data Performance, Inc. ("DPI") a Chicago area IT services business. The purchase price was $10.3 million. DPI has provided a variety of IT support services to a wide range of customers in the Chicago marketplace for the past eleven years. Its offerings include contract programming, software consulting and IT staffing.

     In August 1998, the Company acquired ISL International, Inc. ("ISL"), an IT services company headquartered in Iselin, NJ. ISL has provided services to a wide range of companies in the metropolitan New York area since 1978. The purchase price included $7.4 million paid in cash, plus a multi-year contingent payout based on the future earnings of ISL. The Company reached a settlement with the principal officer of ISL and paid an additional $4.5 million in lieu of the multi-year contigent payout. The $4.5 million payment consisted of $3.4 million in cash and $1.1 million, or 142,785 of shares of treasury stock.

     In connection with the above acquisitions, the Company acquired substantially all of the operating assets and assumed certain liabilities of the acquired businesses. The transactions were recorded using the purchase method of accounting. Excess cost over net assets of businesses acquired has been recorded as goodwill and is being amortized over forty years.

     The accompanying consolidated statements of income reflect the operating results of the acquisitions since the effective date of their respective acquisitions. Pro forma unaudited results of the Company and the acquisitions for the years ended December 31, 1998 and 1997, assuming the acquisitions had been made as of January 1, 1998 and 1997, are summarized below (in thousands except per share amounts which have been restated to reflect the 1999 3-for-2 stock split):

                                     1998      1997
                                   --------  --------
     Net sales                     $471,374  $476,172
     Pre-tax income                  14,938     8,073
     Net income                      10,485     8,862
     Diluted earnings per share    $   0.90  $   0.79

     The pro forma results were prepared for comparative purposes only and include certain adjustments such as goodwill amortization resulting from the acquisitions and increased interest expense on the acquisition related debt. They do not purport to be indicative of the results of operations which would have resulted had the combinations been in effect on January 1, 1998 and 1997 or of future results of operations of the consolidated entities.

NOTE 17 - INTERIM FINANCIAL INFORMATION:
(in thousands, except per share data) (unaudited)

1999 QUARTERS         FIRST    SECOND     THIRD    FOURTH

Operations:
Net Sales           $105,878  $106,664  $101,839   $99,945
Gross Margin          22,035    24,314    22,380    21,656
Net income             1,716     3,376     2,746     2,763
                    ========  ========  ========   =======

Per share data:
Basic earnings
  per share         $   0.17  $   0.33  $   0.27   $  0.28
                    ========  ========  ========   =======
Diluted earnings
  per share         $   0.15  $   0.29  $   0.23   $  0.25
                    ========  ========  ========   =======


1998 QUARTERS         FIRST    SECOND     THIRD    FOURTH

Operations:
Net Sales           $106,723  $112,948  $112,755  $111,720
Gross Margin          18,208    20,962    22,644    24,078
Net income             1,229     2,709     2,909     2,997
                    ========  ========  ========  ========

Per share data:
Basic earnings
  per share         $   0.12  $   0.28  $   0.30  $   0.30
                    ========  ========  ========  ========
Diluted earnings
  per share         $   0.11  $   0.23  $   0.25  $   0.26
                    ========  ========  ========  ========

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Butler International, Inc.
Montvale, New Jersey

We have audited the accompanying consolidated balance sheets of Butler International and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14.
These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Butler International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set therein.



/s/Deloitte & Touche LLP
-------------------------
Parsippany, New Jersey
February 22, 2000

     Other supporting schedules are submitted in a separate section of this report following Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ----------------------------------------------------------------
Financial Disclosure
--------------------

     Not Applicable.

                                    PART III

     A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than April 29, 2000, which is 120 days after the close of the Registrant's fiscal year. The proxy statement will be incorporated in
Part III (Items 10 through 13) of Form 10-K.

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

     (a)(3)  Exhibits:  The exhibit listing and exhibits follow the schedules.
     (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  March 30, 2000          BUTLER INTERNATIONAL, INC.
                                    (Registrant)

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

Name                           Title                             Date
----                           -----                             ----



/s/Edward M. Kopko             Chairman of the Board of          March 30, 2000
------------------             Directors and CEO
Edward M. Kopko                (Principal Executive Officer)



/s/Michael C. Hellriegel       Senior Vice President             March 30, 2000
------------------------       and Chief Financial Officer
Michael C. Hellriegel



/s/John F. Hegarty             Director                          March 30, 2000
------------------
John F. Hegarty



/s/Frederick H. Kopko, Jr.     Director                          March 30, 2000
--------------------------
Frederick H. Kopko, Jr.



/s/Hugh G. McBreen             Director                          March 30, 2000
------------------
Hugh G. McBreen



/s/Nikhil S. Nagaswami         Director                          March 30, 2000
----------------------
Nikhil S. Nagaswami

Schedule I
----------
BUTLER INTERNATIONAL, INC. - PARENT
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(in thousands)



                                                     December 31,
                                                  ------------------

                                                    1999      1998
                                                   -------   -------
ASSETS
------

Total current assets                              $  5,116   $ 5,820
Investment in and receivable from subsidiaries      71,416    56,710
Other assets                                           926       116
                                                  --------   -------

     Total assets                                 $ 77,458   $62,646
                                                  ========   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable and accrued liabilities          $ 13,363   $  4,287
Current portion of long-term debt                      127        127
                                                  --------   --------

          Total current liabilities                 13,490      4,414
                                                  --------   --------

Long-term liabilities                                2,726      3,033
                                                  --------   --------

Stockholders' equity:
  Preferred stock                                        5          3
  Common stock                                          10          7
  Accumulated other comprehensive income              (384)      (133)
  Additional paid-in capital                        95,903     95,244
  Accumulated deficit                              (29,643)   (39,922)
                                                  --------   --------
          Total                                     65,891     55,199
                                                  --------   --------
  Less treasury stock                               (4,649)         -
                                                  --------   --------
          Total stockholders' equity                61,242     55,199
                                                  --------   --------
              Total liabilities and
                  stockholders' equity            $ 77,458   $ 62,646
                                                  ========   ========


The accompanying notes are an integral part of these financial statements.

-----------------------
BUTLER INTERNATIONAL, INC. - PARENT ONLY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)




                                                Year ended December 31,
                                               -------------------------
                                                 1999    1998     1997
                                               -------  -------  -------
Revenues
 Interest income (includes intercompany
 interest of $192, $160 and $118)              $   216  $   172  $   167
                                               -------  -------  -------

Expenses
 Administrative and operating expenses             235      456      721
 Interest expense                                   12       13       11
                                               -------  -------  -------

                                                   247      469      732
                                               -------  -------  -------

Equity in income of subsidiaries                14,957   12,946    7,573
                                               -------  -------  -------

Income from operations before income taxes      14,926   12,649    7,008

Income taxes (benefit)                           4,325    2,805   (1,725)
                                               -------  -------  -------

Net income                                     $10,601  $ 9,844  $ 8,733
                                               =======  =======  =======



The accompanying notes are an integral part of these financial statements.

----------------------
BUTLER INTERNATIONAL, INC. - PARENT
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)


                                                    Year ended December 31,
                                                -----------------------------

                                                    1999      1998      1997
                                                --------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $ 10,601   $ 9,844   $ 8,733
Adjustments to reconcile net income
 to net cash (used in) provided
 by operating activities:
  Depreciation and amortization                        2         1         2
  Gains of subsidiaries                          (14,957)  (12,946)   (7,573)
(Increase) decrease in assets, increase
  (decrease) in liabilities:
    Other current assets                             704    (1,883)   (3,859)
    Other assets                                    (806)        -         -
    Accounts payable and accrued liabilities       9,076     3,654        (7)
    Long-term liabilities                           (307)    1,000     1,900
                                                --------   -------   -------
Net cash provided by (used in)
  operating activities                             4,313      (330)      804
                                                --------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - net                            (1)        -        (4)
Other                                                 (5)       (5)      (42)
                                                --------   -------   -------
Net cash used in investing activities                 (6)       (5)      (46)
                                                --------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of common
   stock options                                   1,614       708     1,027
Loans issued for exercise of options                (891)     (349)     (196)
Repurchase common stock                           (6,168)      (24)        -
Issuance of treasury stock                         1,138         -         -
Net payments of note payable                           -         -        19
                                                --------   -------   -------
Net cash (used in) provided by
  financing activities                            (4,307)      335       850
                                                --------   -------   -------

Net increase (decrease) in cash                        -         -         -

Cash at beginning of year                              -         -         -
                                                --------   -------   -------

Cash at end of year                             $      -   $    -    $     -
                                                ========   =======   =======


The accompanying notes are an integral part of these financial statements.

----------------------
BUTLER INTERNATIONAL, INC. - PARENT
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT AT DECEMBER 31, 1999



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

     Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements in its 1999 Annual Report on Form 10-K.


NOTE 2 - CONTINGENT LIABILITIES:

     The Company has guaranteed the Butler Service Group, Inc. ("BSG") revolving credit loan. Under the terms of the agreement, transfer of funds to the Company by BSG is restricted (see Note 4 of the Company's consolidated financial statements in its 1999 Annual Report on Form 10-K).

Schedule II
-----------
BUTLER INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS

                             Additions
                ------------------------------------
                Balance at   Charged to   Charged to                  Balance at
                beginning    costs and    other                           end of
Description     of period    expenses     accounts      Deductions        period
--------------------------------------------------------------------------------

    1997
--------------
Allowance for
uncollectible
accounts
receivable      $1,455,000  $1,004,000        -         $ 994,000     $1,465,000
Reserve for
discontinued
operations       $ 136,000        -           -          $ 89,000       $ 47,000


    1998
--------------
Allowance for
uncollectible
accounts
receivable      $1,465,000  $2,058,000        -         $ 214,000     $3,309,000
Reserve for
discontinued
operations        $ 47,000        -           -          $ 47,000           -


     1999
 --------------
Allowance for
uncollectible
accounts
receivable      $3,309,000   $ 350,000   ($494,000)(a) $1,042,000     $2,123,000
Allowance for
uncollectible
notes
receivable           -            -       $494,000(a)        -         $ 494,000


(a) Represents reclassification from allowance for uncollectible accounts receivable to allowance for uncollectible notes receivable.

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

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

4.2 Specimen Stock Certificate representing the Registrant's Series B 7% Cumulative Convertible Preferred Stock, par value $.001 per share, filed as Exhibit No. 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 10-K"), and hereby incorporated by reference.

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

10.37 Credit Agreement, dated November 12, 1997, between Butler of New Jersey Realty Corp. and Fleet Bank, National Association, filed as Exhibit 10.39 to the 1997 10-K, and hereby incorporated by reference.

10.38(a) First Amendment Agreement, dated as of June 26, 1998 among Butler Service Group, Inc., Butler International, Inc. and General Electric Corporation, filed as Exhibit 10.38(a) to the 1999 10-K, and hereby incorporated by reference.

10.38(b) Second Amendment Agreement, dated as of August 31, 1998, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed as Exhibit 10.38(b) to the 1999 10-K, and hereby incorporated by reference.

10.38(c) Third Amendment Agreement, dated as of May 27, 1999, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.38(c).

10.38(d) Fourth Amendment Agreement, dated as of September 24, 1999, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.38(d)

10.38(e) Fifth Amendment Agreement, dated as of October 15, 1999, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.38(e).

10.38(f) Sixth Amendment Agreement, dated as of November 17, 1999, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.38(f).

10.39 Asset Purchase Agreement, dated August 11, 1997, between Butler Telecom, Inc. and Jack W. Shoemaker, filed as Exhibit 10.40 to the 1997 10-K, and hereby incorporated by reference.

10.40* Form of Promissory Note dated January 28, 1998 in the original amount of $168,278.74 executed by Hugh G. McBreen and made payable to the order of Butler International, Inc., filed as
               Exhibit 10.40 to the 1999 10-K, and hereby incorporated by reference.

10.41* Form Pledge Agreement dated January 28, 1998 between Butler International, Inc. and Hugh G. McBreen, filed as Exhibit 10.41 to the 1999 10-K, and hereby incorporated by reference.

10.42 Asset Purchase Agreement, dated February 28, 1998 by and between Butler Telcom, Inc., Argos Adriatic Corporation, Shashi Mahendru and Vinod Wadhawan, filed as Exhibit 10.41 to the 1997 10-K, and hereby incorporated by reference.

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

10.48* Form of Promissory Note dated October 13, 1998 in the original amount of $181,000 executed by Frederick H. Kopko, Jr. and made payable to Butler International, Inc. filed as Exhibit 10.48 to the 1999 10-K, and hereby incorporated by reference.

10.49* Form Pledge Agreement dated October 13, 1998 between Butler International, Inc. and Frederick H. Kopko, Jr., filed as Exhibit
               10.49 to the 1999 10-K, and hereby incorporated by reference.

10.50* Form of Promissory Note dated March 2, 1999 in the original amount of $890,625 executed by Edward M. Kopko and made payable to Butler International, Inc. filed herewith as Exhibit 10.50.

10.51* Form Pledge Agreement dated March 2, 1999 between Butler International, Inc. and Edward M. Kopko, filed herewith as
               Exhibit 10.51.

10.52* Form of Promissory Note dated March 2, 1999 in the original amount of $822,441 executed by Edward M. Kopko and made payable to Butler International, Inc. filed herewith as Exhibit 10.52.

22.1           List of Subsidiaries of the Registrant.

23.1           Consent of Deloitte & Touche LLP.

27             Financial Data Schedules