Form 10-Q
period 2000-03-31
BUTLER INTERNATIONAL INC /MD/
filed 2000-05-12
CIK 786765

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000
                                -----------------------

                                       OR

{} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Yes   X  .   No _____.
    -----


As of April 18, 2000, 9,451,293 shares of the registrant's common stock, par value $.001 per share, were outstanding and 503,807 shares were in treasury.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

(A)  Consolidated Balance Sheets - March 31, 2000 (Unaudited) and December 31,
     1999

(B) Consolidated Statements of Operations (Unaudited) - quarter ended March 31, 2000 and quarter ended March 31, 1999

(C) Consolidated Statements of Cash Flows (Unaudited) - Three months ended March 31, 2000 and three months ended March 31, 1999

(D)  Notes to Consolidated Financial Statements (Unaudited)

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                        (in thousands except share data)

                                                   March 31,   December 31,
                                                     2000         1999
                                                  ---------    ---------
                                                 (Unaudited)
ASSETS
------
Current assets:
  Cash                                            $     603    $   1,067
  Accounts receivable, net                           63,492       68,291
  Inventories                                           454          388
  Other current assets                                6,765        6,689
                                                  ---------    ---------
          Total current assets                       71,314       76,435

Property and equipment, net                          19,871       19,482
Other assets and deferred charges                     4,514        4,417
Excess cost over net assets of
 businesses acquired, net                            63,732       64,329
                                                  ---------    ---------

          Total assets                            $ 159,431    $ 164,663
                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities        $  25,742    $  26,158
  Current portion of long-term debt                   6,636        7,106
                                                  ---------    ---------
          Total current liabilities                  32,378       33,264
                                                  ---------    ---------

Revolving credit facility                            30,417       35,491
Other long-term debt                                 29,228       30,588
Other long-term liabilities                           4,498        4,078

Stockholders' equity:
Preferred stock: par value $.001 per share,
  authorized 15,000,000:  Issued 4,843,914
  in 2000 and 1999 of Series B 7% Cumulative
  Convertible (Aggregate liquidation preference
  $4,844 in 2000 and 1999)                                5            5
Common stock: par value $.001 per share,
  authorized 125,000,000; issued 9,955,100 in
  2000 and 9,950,600 in 1999; outstanding
  9,451,293 in 2000 and 9,446,467 in 1999                10           10
Additional paid-in capital                           95,915       95,903
Accumulated deficit                                 (27,953)     (29,643)
Accumulated other comprehensive income                 (423)        (384)
                                                  ---------    ---------
  Sub-total                                          67,554       65,891
Less - Treasury stock: 503,807 and 504,133
  in 2000 and 1999                                   (4,644)      (4,649)
                                                  ---------    ---------
          Total stockholders' equity                 62,910       61,242
                                                  ---------    ---------

Total liabilities and stockholders' equity        $ 159,431    $ 164,663
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
                                   (Unaudited)


                                               Quarter Ended March 31,
                                               ----------------------
                                                    2000         1999
                                               ---------    ---------
Net sales                                      $  97,475    $ 105,878
Cost of sales                                     76,394       83,843
                                               ---------    ---------

   Gross margin                                   21,081       22,035

Depreciation and amortization                      1,511        1,243
Selling, general and administrative expenses      15,472       16,911
                                               ---------    ---------

   Operating income                                4,098        3,881

Interest expense                                  (1,359)      (1,113)
                                               ---------    ---------

   Income before income taxes                      2,739        2,768

Income taxes                                         964        1,052
                                               ---------    ---------

   Net income                                  $   1,775    $   1,716
                                               =========    =========

Net income per share:
   Basic                                       $     .18    $     .17
   Diluted                                     $     .16    $     .15

Average number of common shares and dilutive
 common share equivalents outstanding:
   Basic                                           9,449        9,802
   Diluted                                        11,388       11,782



The accompanying notes are an integral part of these consolidated financial statements.

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (in thousands)
                                  (Unaudited)

                                              Three Months Ended March 31,
                                              ----------------------------
                                                  2000       1999
                                                -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $ 1,775    $ 1,716
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and excess purchase
     price amortization                           1,511      1,243
   Amortization of deferred financing                31         38
   Foreign currency translation                     (39)       (42)
 (Increase) decrease in assets,
  increase (decrease) in liabilities:
    Accounts receivable                           4,799     (3,480)
    Inventories                                     (66)       (28)
    Other current assets                            (75)      (653)
    Other assets                                   (128)    (1,018)
    Current liabilities                            (501)     2,315
    Other long-term liabilities                     420        544
                                                -------    -------
 Net cash provided by operating
    activities                                    7,727        635
                                                -------    -------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures - net                    (1,304)    (1,154)
   Cost of businesses acquired                     --       (1,288)
                                                -------    -------

 Net cash used in investing activities           (1,304)    (2,442)
                                                -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) borrowings under
    financing agreements                         (6,904)     1,245
   Net proceeds from the issuance of
    common stock                                     11        155
   Issuance of treasury stock                         6       --
                                                -------    -------
Net cash (used in) provided by
      financing activities                       (6,887)     1,400
                                                -------    -------

 Net decrease in cash                              (464)      (407)

 Cash at beginning of period                      1,067        910
                                                -------    -------

 Cash at end of period                          $   603    $   503
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

The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000, and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.


NOTE 2 - EARNINGS PER SHARE:

The following table presents the computation of basic and diluted earnings per common share as required by SFAS No. 128 (in thousands, except per share data).


                                    Quarter ended March 31,
                                    -----------------------
                                         2000     1999
                                         ----     ----
Basic Earnings per Share:
-------------------------
Income available to common
  shareholders                        $ 1,691  $ 1,638
                                      -------  -------
Weighted average common shares
  outstanding                           9,449    9,802
                                      -------  -------
Basic earnings per common share       $   .18  $   .17
                                      =======  =======

Diluted Earnings per Share:
---------------------------
Income available to common
  shareholders assuming conversion
  of preferred stock                  $ 1,775  $ 1,716
                                      -------  -------
Weighted average common shares
  outstanding                           9,449    9,802
Common stock equivalents                  558      691
Assumed conversion of preferred
  stock                                 1,381    1,289
                                      -------  -------
Total weighted average common
  shares                               11,388   11,782
                                      -------  -------
Diluted earnings per common share     $   .16  $   .15
                                      =======  =======

NOTE 3 - COMMON STOCK:

During the three months ended March 31, 2000, the Company received proceeds of $11,310 from the exercise of 4,500 common stock options.

NOTE 4 - TREASURY STOCK:

In the quarter ended March 31, 2000, 326 shares were issued from treasury in conjunction with the vesting of a stock award that had been granted to an employee.


NOTE 5 - SEGMENTS:

The Company's services are provided through four business segments: Technology Solutions, Telecom Services, Fleet Services and the Technical Group. The Company primarily operates in the United States. However, the Technical Group does include results from its United Kingdom ("UK") subsidiary. Net sales from the UK operation were $4.0 million and $5.0 million in the first quarter of 2000 and 1999, respectively. Operating profits from the UK subsidiary were $265,000 and $261,000 for the first quarter of 2000 and 1999, respectively. The following table presents sales and operating profits by segment (in thousands):


     NET SALES:                        Quarter Ended Mar. 31,
                                  2000                    1999
                                -------                 --------
     Telecom Services           $25,252                 $ 22,456
     Technology Solutions        25,487                   30,301
     Fleet Services              10,791                   11,201
     Technical Group             35,945                   41,920
                                -------                 --------
     Consolidated Sales         $97,475                 $105,878
                                =======                 ========

     OPERATING PROFITS:            2000                     1999
                                -------                 --------

     Telecom Services           $ 4,403                 $  3,626
     Technology Solutions         1,411                    2,190
     Fleet Services                 746                      533
     Technical Group              2,757                    2,986
     Unallocated amounts         (5,219)                  (5,454)
                                -------                 --------
     Consolidated Profits       $ 4,098                 $  3,881
                                =======                 ========

NOTE 6 - COMPREHENSIVE INCOME:

Comprehensive income is defined as the total change in stockholders' equity during a period, other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net change in cumulative foreign currency translation adjustments, which was an decrease of $39,000 and $42,000 for the quarters ended March 31, 2000 and 1999, respectively. Total comprehensive income was $1,736,000 and $1,674,000 for the three months ended March 31, 2000 and 1999, respectively.


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


NOTE 8 - RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

In May 1999, the Financial Accounting Standards Board ("FASB") issued SFAS 137 delaying the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This standard shall now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is evaluating the impact, if any, of this standard on its financial reporting.


Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
Financial Condition
-------------------

RESULTS OF OPERATIONS
---------------------

Net income for the first quarter of 2000 was $1.8 million, as compared to the $1.7 million reported in the first quarter of 1999. Diluted earnings per share were $.16 in 2000, compared with $.15 in the 1999 first quarter. Revenues for the first quarter of 2000 were $97.5 million, compared to $105.9 million recorded in the same period of 1999. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $5.6 million, up by 9% over the $5.1 million reported in the prior year quarter.

The increase in earnings was primarily attributable to a 21% growth in the Company's Telecommunication Services operating income. Earnings from the Fleet Services segment were also higher than the prior year. Decreases in the Technology Solutions and Technical Group businesses offset those advances.

The Telecommunication Services group continues to enjoy strong demand. Requirements related to building internet infrastructures and expanding bandwidth were particularly robust. The establishment of the division's training facility in Irving, TX has enabled the group to keep up with its customers' needs for these services.

The results of the Technology Solutions operation were impacted by last year's reduction in demand for services, which has not yet recovered. Order flow however has recently accelerated. Decreases in the Technical Group reflect a significant year-on-year decrease in volume with a major aerospace customer.
The Company has recently observed an increase in requirements with that customer. Interest expense was also higher than the prior year. This increase was due to funds expended on last year's stock repurchase program as well as the completion of certain acquisition payouts and slightly higher interest rates.

Gross margins for the first quarter of 2000 improved to 21.6%, up from 20.8% reported for the same period last year. The increase was directly attributable to improved business mix. The Telecommunication Services and Technology Solutions businesses now comprise 52% of the Company's volume, compared with 50% in the prior year.

Revenues in the quarter were $97.5 million, down from the $105.9 million recorded in 1999. The Company's Telecommunication Services business reported an increase of 12%, fueled by work related to building internet infrastructures and expanding bandwidth. Revenue of the Technology Solutions division decreased by 16% while the decrease in the Technical Group was 14%, as was explained above. Fleet Services revenue fell by 4% compared to last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are generated from operations and borrowings under its revolving credit facility and acquisition line of credit. Cash provided by operating activities was $7.7 million for the quarter ended March 31, 2000, an increase of $7.1 million from 1999. As of March 31, 2000, $30.4 million was outstanding under the credit facility, with an additional $5.7 million used to collateralize letters of credit. As of March 31, 2000, $28.7 million was outstanding on the acquisition line. Proceeds from the credit facility are used to finance internal business growth, working capital, capital expenditures, acquisitions and the Company's stock repurchase program.

The Company's credit agreement with General Electric Capital Corporation ("GECC") provides for a revolving credit facility for loans up to $50.0 million, including $9.0 million for letters of credit and an additional acquisition facility for up to $35.0 million. The interest rate on the revolving credit facility at the end of the first quarter of 2000 was 100 basis points above the 30-day commercial paper rate, or 6.6%. Interest reductions are available based upon the Company achieving certain financial results. The acquisition facility bears interest at 250 basis points above the 30 day commercial paper rate. The interest rate in effect on March 31, 2000, was 8.1%. The Company has guaranteed all obligations incurred or created under the credit agreement. The Company is in compliance with the required affirmative and financial covenants.

The GECC credit facility excludes the U.K operation, which has its own (Pounds)1.5 million facility. As of March 31, 2000, (Pounds)753,000 was outstanding under the U.K. facility.

The Company has a seven year mortgage for its corporate office facility. The mortgage consists of a $6.4 million loan that is repayable based upon a 15 year amortization schedule and a $375,000 loan that is repayable based on a 4 year schedule. The Company entered into an interest rate swap agreement with its mortgage holder. The Company makes monthly interest payments at the fixed rates of 8.1% and 7.92% on the $6.4 million and $375,000 loans, respectively. The Company receives payments based upon the one month Libor plus 175 basis points. The net gain or loss from the exchange of interest rate payments is included in interest expense.

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


Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------

The Company entered into an interest rate swap agreement with its mortgage holder. The Company makes monthly interest payments at the fixed rates of 8.1% and 7.92% on the $6.4 million and $375,000 loans, respectively. The Company receives payments based upon the one month Libor plus 175 basis points. The net gain or loss from the exchange of interest rate payments is included in interest expense. The Company does not anticipate terminating the interest rate swap agreement prior to its expiration date of November 1, 2004. The Company has no other derivative financial instruments.

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

                           BUTLER INTERNATIONAL, INC.
                           --------------------------
                                  (Registrant)



May 12, 2000                  By:   /s/ Edward M. Kopko
                                    --------------------------------
                                    Edward M. Kopko
                                    Chairman and Chief Executive
                                    Officer



May 12, 2000                  By:   /s/ Michael C. Hellriegel
                                    --------------------------------
                                    Michael C. Hellriegel
                                    Senior Vice President and Chief
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

10.38(a) First Amendment Agreement, dated as of June 26, 1998 among Butler Service Group, Inc., Butler International, Inc. and General Electric Corporation, filed as Exhibit 10.38(a) to the 1998 10-K, and hereby incorporated by reference.

10.38(b) Second Amendment Agreement, dated as of August 31, 1998, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed as Exhibit 10.38(b) to the 1998 10-K, and hereby incorporated by reference.

10.38(c) Third Amendment Agreement, dated as of May 27, 1999, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed as Exhibit 10.38(c) to the 1999 10-K, and hereby incorporated by reference.

10.38(d) Fourth Amendment Agreement, dated as of September 24, 1999, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed as Exhibit 10.38(d) to the 1999 10-K, and hereby incorporated by reference.

10.38(e) Fifth Amendment Agreement, dated as of October 15, 1999, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed as Exhibit 10.38(e) to the 1999 10-K, and hereby incorporated by reference.

10.38(f) Sixth Amendment Agreement, dated as of November 17, 1999, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed as Exhibit 10.38(f) to the 1999 10-K, and hereby incorporated by reference.

10.39 Asset Purchase Agreement, dated August 11, 1997, between Butler Telecom, Inc. and Jack W. Shoemaker, filed as Exhibit 10.40 to the 1997 10-K, and hereby incorporated by reference.

10.40* Form of Promissory Note dated January 28, 1998 in the original amount of $168,278.74 executed by Hugh G. McBreen and made payable to the order of Butler International, Inc., filed as
               Exhibit 10.40 to the 1998 10-K, and hereby incorporated by reference.

10.41* Form Pledge Agreement dated January 28, 1998 between Butler International, Inc. and Hugh G. McBreen, filed as Exhibit 10.41 to the 1998 10-K, and hereby incorporated by reference.

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

10.48* Form of Promissory Note dated October 13, 1998 in the original amount of $181,000 executed by Frederick H. Kopko, Jr. and made payable to Butler International, Inc. filed as Exhibit 10.48 to the 1998 10-K, and hereby incorporated by reference.

10.49* Form Pledge Agreement dated October 13, 1998 between Butler International, Inc. and Frederick H. Kopko, Jr., filed as Exhibit
               10.49 to the 1998 10-K, and hereby incorporated by reference.

10.50* Form of Promissory Note dated March 2, 1999 in the original amount of $890,625 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.50 to the 1999 10-K, and hereby incorporated by reference.

10.51* Form Pledge Agreement dated March 2, 1999 between Butler International, Inc. and Edward M. Kopko, filed as Exhibit 10.51 to the 1999 10-K, and hereby incorporated by reference.

10.52* Form of Promissory Note dated March 2, 1999 in the original amount of $822,441 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.52 to the 1999 10-K, and hereby incorporated by reference.

27             Financial Data Schedule

16