Form 10-Q
period 2000-06-30
BUTLER INTERNATIONAL INC /MD/
filed 2000-08-14
CIK 786765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2000
                                ----------------------

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

Yes   X  .   No _____.
    -----


As of July 11, 2000, 9,296,887 shares of the registrant's common stock, par value $.001 per share, were outstanding and 660,688 shares were in treasury.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

(A)  Consolidated Balance Sheets - June 30, 2000 (Unaudited) and December 31,
     1999

(B) Consolidated Statements of Operations (Unaudited) - quarter ended June 30, 2000 and quarter ended June 30, 1999

(C) Consolidated Statements of Operations (Unaudited) - six months ended June 30, 2000 and six months ended June 30, 1999

(C) Consolidated Statements of Cash Flows (Unaudited) - six months ended June 30, 2000 and six months ended June 30, 1999

(D)   Notes to Consolidated Financial Statements (Unaudited)

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       (in thousands except share data)


                                                     June 30,            December 31,
                                                      2000                  1999
                                                   --------              -----------
                                                 (Unaudited)
ASSETS
------
Current assets:
  Cash                                             $      462         $      1,067
  Accounts receivable, net                             71,458               68,291
  Inventories                                             424                  388
  Other current assets                                  6,258                6,689
                                                   ----------         ------------
          Total current assets                         78,602               76,435

Property and equipment, net                            20,973               19,482
Other assets and deferred charges                       4,796                4,417
Excess cost over net assets of
 businesses acquired, net                              63,656               64,329
                                                   ----------         ------------

          Total assets                             $  168,027         $    164,663
                                                   ==========         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities         $   21,702         $    26,158
  Current portion of long-term debt                     6,367               7,106
                                                   ----------         -----------
          Total current liabilities                    28,069              33,264
                                                   ----------         -----------

Revolving credit facility                              44,546              35,491
Other long-term debt                                   27,871              30,588
Other long-term liabilities                             3,509               4,078

Stockholders' equity:
Preferred stock: par value $.001 per share,
  authorized 15,000,000:  Issued 5,013,451
  in 2000 and 4,843,914 in 1999 of Series B
  7% Cumulative Convertible (Aggregate
  liquidation preference $5,013 in 2000 and
  $4,844 in 1999)                                           5                   5
Common stock: par value $.001 per share,
  authorized 125,000,000; issued 9,957,575 in
  2000 and 9,950,600 in 1999; outstanding
  9,296,887 in 2000 and 9,446,467 in 1999                  10                  10
Additional paid-in capital                             96,093              95,903
Accumulated deficit                                   (25,947)            (29,643)
Accumulated other comprehensive income                   (241)               (384)
                                                   ----------         -----------
  Sub-total                                            69,920              65,891
Less - Treasury stock: 660,688 and 504,133
  in 2000 and 1999                                     (5,888)             (4,649)
                                                   ----------         -----------
          Total stockholders' equity                   64,032              61,242
                                                   ----------         -----------

Total liabilities and stockholders' equity         $ 168,027          $   164,663
                                                   =========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (in thousands except per share data)
                                  (Unaudited)


                                                                                Quarter Ended June 30,
                                                                   ---------------------------------------------
                                                                       2000                               1999
                                                                     --------                           --------

Net sales                                                        $   106,173                          $  106,664
Cost of sales                                                         82,584                              82,350
                                                                 -----------                          ----------
    Gross margin                                                      23,589                              24,314

Depreciation and amortization                                          1,578                               1,294
Selling, general and administrative expenses                          17,224                              16,521
                                                                 -----------                          ----------
    Operating income                                                   4,787                               6,499
Interest expense                                                      (1,560)                             (1,054)
                                                                 -----------                          ----------

   Income before income taxes                                          3,227                               5,445

Income taxes                                                           1,136                               2,069
                                                                 -----------                          ----------

   Net income                                                    $     2,091                          $    3,376
                                                                 ===========                          ==========

Net income per share:
   Basic                                                         $       .21                          $      .33
   Diluted                                                       $       .19                          $      .29

Average number of common shares and dilutive
 common share equivalents outstanding:
   Basic                                                               9,388                               9,927
   Diluted                                                            11,219                              11,792



The accompanying notes are an integral part of these consolidated financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (in thousands except per share data)
                                  (Unaudited)



                                                                       Six Months Ended June 30,
                                                             ---------------------------------------
                                                               2000                            1999
                                                             --------                         ------
Net sales                                                  $  203,648                       $ 212,542
Cost of sales                                                 158,978                         166,193
                                                           ----------                       ---------
    Gross margin                                               44,670                          46,349

Depreciation and amortization                                   3,089                           2,537
Selling, general and administrative expenses                   32,696                          33,432
                                                           ----------                       ---------

   Operating income                                             8,885                          10,380
Interest expense                                               (2,919)                         (2,167)
                                                           ----------                       ---------

   Income before income taxes                                   5,966                           8,213

Income taxes                                                    2,100                           3,121
                                                           ----------                       ---------

   Net income                                              $    3,866                       $   5,092
                                                           ==========                       =========
Net income per share:
   Basic                                                   $      .39                       $     .50
   Diluted                                                 $      .34                       $     .43

Average number of common shares and dilutive
 common share equivalents outstanding:
   Basic                                                        9,419                           9,865
   Diluted                                                     11,304                          11,787



The accompanying notes are an integral part of these consolidated financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (in thousands)
                                  (Unaudited)



                                                              Six Months Ended June 30,
                                                     -----------------------------------------------

                                                         2000                              1999
                                                       -------                          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $ 3,866                           $ 5,092
   Adjustments to reconcile net income to net
    cash used by operating activities:
   Depreciation and excess purchase
     price amortization                                  3,089                             2,537
   Amortization of deferred financing                       63                                77
   Foreign currency translation                            143                               (74)
 (Increase) decrease in assets,
  increase (decrease) in liabilities:
    Accounts receivable                                 (3,167)                           (4,765)
    Inventories                                            (36)                              (20)
    Other current assets                                   431                              (822)
    Other assets                                          (442)                           (1,205)
    Current liabilities                                 (4,456)                           (1,859)
    Other long-term liabilities                           (569)                              188
                                                       -------                           -------
 Net cash used by operating activities                  (1,078)                             (851)
                                                       -------                           -------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures - net                           (3,384)                           (2,653)
   Cost of businesses acquired                            (523)                           (3,680)
                                                       -------                           -------
 Net cash used in investing activities                  (3,907)                           (6,333)
                                                       -------                           -------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under financing agreements             5,599                             6,769
   Net proceeds from the issuance of
    common stock                                            20                               388
   Purchases of treasury stock                          (1,239)                               -
                                                       -------                           -------
 Net cash provided by financing activities               4,380                             7,157
                                                       -------                           -------

 Net decrease in cash                                     (605)                              (27)

 Cash at beginning of period                             1,067                               910
                                                       -------                           -------

 Cash at end of period                                 $   462                           $   883
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

The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000, and for all periods presented.

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


                                       Quarter ended                    Six Months ended
                                         June  30,                           June 30,
                                      ----------------                  ----------------
                                       2000       1999                   2000      1999
                                      -------   -------                 -------   ------
Basic Earnings per Share:
------------------------
Income available to common
  shareholders                        $ 2,006   $ 3,298                $ 3,696  $ 4,936
                                      -------   -------                -------  -------
Weighted average common shares
  outstanding                           9,388     9,927                  9,419    9,865
                                      -------   -------                -------  -------
Basic earnings per common share       $   .21   $   .33                $   .39  $   .50
                                      =======   =======                =======  =======

Diluted Earnings per Share:
--------------------------
Income available to common
  shareholders assuming conversion
  of preferred stock                  $ 2,091   $ 3,376                $ 3,866  $ 5,092
                                      -------   -------                -------  -------
Weighted average common shares
  outstanding                           9,388    9,927                   9,419    9,865
Common stock equivalents                  450      576                     504      633
Assumed conversion of preferred
  stock                                 1,381    1,289                   1,381    1,289
                                      -------  -------                 -------  -------
Total weighted average common
  shares                               11,219   11,792                  11,304   11,787
                                      -------  -------                 -------  -------
Diluted earnings per common share     $   .19  $   .29                 $   .34  $   .43
                                      =======  =======                 =======  =======

NOTE 3 - COMMON STOCK:

During the six months ended June 30, 2000, the Company received proceeds of $19,958 from the exercise of 6,975 common stock options.

NOTE 4 - TREASURY STOCK:

During the six months ended June 30, 2000, the Company repurchased 175,451 shares of its common stock in accordance with its stock repurchase program. In the six month period ended June 30, 2000, 4,108 shares were issued from treasury in conjunction with the vesting of stock awards that had been granted to certain employees and 14,788 shares were issued in conjunction with an earn-out payment for one of the Company's 1998 acquisitions.


NOTE 5 - SEGMENTS:

The Company's services are provided through four business segments: Technology Solutions, Telecom Services, Fleet Services and the Technical Group. The Company primarily operates in the United States. However, the Technical Group does include results from its United Kingdom ("UK") subsidiary. Net sales from the UK operation were $3.6 million for the second quarter of 2000 and $7.6 million for the six months ended June 30, 2000, as compared to $5.1 million and $10.1 million for the same periods in 1999. Operating profits from the UK subsidiary were $185,000 for the second quarter of 2000 and $450,000 for the six months ended June 30, 2000, versus $275,000 and $536,000 for the same periods in 1999. The following table presents sales and operating profits by segment (in thousands):


     NET SALES:                         Quarter Ended June 30,               Six Months Ended June 30,
                                           2000        1999                    2000            1999
                                       ---------     --------                ---------       ---------
     Telecom Services                  $  32,393     $  27,245               $  57,646       $  49,701
     Technology Solutions                 25,136        29,238                  50,623          59,539
     Fleet Services                       11,197        11,186                  21,988          22,387
     Technical Group                      37,447        38,995                  73,391          80,915
                                       ---------     --------                ---------       ---------
     Consolidated Sales                $ 106,173     $ 106,664               $ 203,648       $ 212,542
                                       =========     =========               =========       =========

     OPERATING PROFITS:                   2000          1999                    2000            1999
                                       ----------    ---------               ---------       ---------

     Telecom Services                  $   6,821     $   5,261               $  11,224       $  8,887
     Technology Solutions                    912         2,244                   2,323          4,434
     Fleet Services                          191           955                     937          1,488
     Technical Group                        3,026        2,933                   5,782          5,919
     Unallocated amounts                   (6,163)      (4,894)                (11,381)       (10,348)
                                       ----------    ---------               ---------       --------
     Consolidated Profits              $    4,787    $   6,499               $   8,885       $ 10,380
                                       ==========    =========               =========       ========


NOTE 6 - COMPREHENSIVE INCOME:

Comprehensive income is defined as the total change in stockholders' equity during a period, other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net change in cumulative foreign currency translation adjustments, which was an increase of $182,000 and $143,000 for the quarter and six months ended June 30, 2000, respectively, and a decrease of $32,000 and $74,000 for the quarter and six months ended June 30, 1999, respectively. Total comprehensive income was $2,273,000 and $4,009,000 for the three and six months ended June 30, 2000, compared to $3,344,000 and $5,018,000 for the three and six months ended June 30, 1999.


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


Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
Financial Condition
-------------------

RESULTS OF OPERATIONS
---------------------

Net income for the second quarter of 2000 was $2.1 million or $.19 per diluted share, as compared to the $3.4 million or $.29 per diluted shared that was reported in the same period in 1999. Revenues for the second quarter of 2000 were $106.2 million, down slightly from the $106.7 million reported in 1999.

Increased profitability in the Company's Telecommunication Services and Technical Group operations were more than offset by lower earnings in the Technology Solutions and Fleet Services divisions and increased interest expense. Strong revenue growth in the Telecommunications Services business was offset by a decline in the Technology Solutions staffing business. Project-based revenue, however, increased in all groups and now accounts for more than 50% of consolidated sales.

The Telecommunication Services group enjoyed another stellar quarter, which reflected increased revenues and operating income by 19% and 30%, respectively. The growth in revenues and income reflects the continued strong demand for the Company's services as well as its success in meeting customer demand by developing resources at its Texas training facility. Client requirements continue to revolve around the building of internet infrastructures as well as expanding bandwidth.

The Technical Group also recorded increased earnings while gross margins rose again to 16.4% from 15.1% in the second quarter of 1999. The division has benefited from its migration towards project-oriented work as contrasted with staffing. During the quarter, project work increased by 5% over the prior year. Staffing revenues declined by 6% in the quarter.

The Technology Solutions operation continues to grow its solutions-oriented project groups. Sales in these operations grew by 34% over the first quarter of this year. Leading the growth is BlueStorm, the Company's recently announced networks consulting company. BlueStorm has grown organically to a staff of 102 employees that reflects an annual revenue run-rate of approximately $13 million. The Technology Solutions business as a whole saw its revenues decline from last year by 14%, since staffing has not yet recovered from last year's drop-off of business. Operating profits declined by 59%, reflective of the lower staffing volume and investments in BlueStorm and other solution-oriented training initiatives.

Profitability of the Fleet Service business was impacted by start-up costs associated with new contracts, while revenues were essentially flat. Increased interest charges reflect the costs of the Company's stock buy-back program as well as the completion of certain acquisition-related payments and higher interest rates. To-date, the Company has repurchased more than 800,000 shares of its common stock.

For the six months ended June 30, 2000, net income was $3.9 million or $.34 per diluted share, compared with $5.1 million or $.43 per diluted share in the same period of 1999. Revenues for the period were $203.6 million compared with $212.5 million in 1999. Increased profits generated by the Telecommunications Services division were more than offset by decreases in the Technology Solutions and Fleet Services businesses. Increased interest expense also contributed to the reduced earnings. Similarly, higher revenue in Telecommunications Services was more than offset by lower sales in the Technology Solutions, Technical Group and Fleet Services operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 which provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. This SAB does not amend any of the existing issued accounting guidance but instead interprets and provides additional guidance in the application of those rules. SAB 101B, which was issued in June 2000, extends the effective date of SAB 101 until the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is evaluating the impact, if any, of this SAB on its financial reporting.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are generated from operations and borrowings under its revolving credit facility and acquisition line of credit. Cash used in operating activities was $1.1 million for the six months ended June 30, 2000, an increase of $227,000 million from 1999. As of June 30, 2000, $44.5 million was outstanding under the credit facility, with an additional $3.6 million used to collateralize letters of credit. As of June 30, 2000, $27.4 million was outstanding on the acquisition line. Proceeds from the credit facility are used to finance internal business growth, working capital, capital expenditures, acquisitions and the Company's stock repurchase program.

The Company's credit agreement with General Electric Capital Corporation ("GECC") provides for a revolving credit facility for loans up to $50.0 million, including $9.0 million for letters of credit and an additional acquisition facility for up to $35.0 million. The interest rate on the revolving credit facility at the end of the second quarter of 2000 was 100 basis points above the 30-day commercial paper rate, or 7.57%. Interest reductions are available based upon the Company achieving certain financial results. The acquisition facility bears interest at 250 basis points above the 30 day commercial paper rate. The interest rate in effect on June 30, 2000, was 9.07%. The Company has guaranteed all obligations incurred or created under the credit agreement. The Company is in compliance with the required affirmative and financial covenants.

The GECC credit facility excludes the U.K operation, which has its own (Pounds)1.5 million facility. As of June 30, 2000, (Pounds)619,000 was outstanding under the U.K. facility.

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


                          Part II - OTHER INFORMATION

Item

     1.  Legal Proceedings - None

     2.  Changes in Securities and use of Proceeds - None

     3.  Defaults Upon Senior Securities - None

     4. Submission of Matters to a Vote of Security Holders - At the Annual Meeting of Stockholders held on May 11, 2000, a quorum, consisting of approximately 88% of the Company's common and preferred stock outstanding and entitled to vote at the meeting, was present in person or by proxy. At the meeting, the following proposals were approved by the stockholders: Proposal #1 - Hugh G. McBreen was re-elected as a First Class Director. Edward M. Kopko, John F. Hegarty, Frederick H. Kopko, Jr. and Nikhil S. Nagaswami continue to serve as directors. Proposal #2 - To amend and restate the 1992 Employee Stock Plans. Proposal #3 - To amend and restate the 1992 Stock Option Plan for Non-Employee Directors.


                                       FOR         WITHHELD
                                    ----------     --------

Proposal #1                         12,406,793     612,607

                                        FOR        AGAINST     ABSTAIN
                                    ---------      ----------  ---------
Proposal #2                         11,967,269     1,022,614    29,517
Proposal #3                         11,979,243     1,003,102    37,055

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

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                                 (Registrant)



August 11, 2000               By:   /s/ Edward M. Kopko
                                    --------------------------------
                                    Edward M. Kopko
                                    Chairman and Chief Executive
                                    Officer



August 11, 2000               By:   /s/ Michael C. Hellriegel
                                    --------------------------------
                                    Michael C. Hellriegel
                                    Senior Vice President and Chief
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

10.1* Incentive Stock Option Plan of the Registrant, as amended, filed as Exhibit No. 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990 10-K"), and hereby incorporated by reference.

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

10.27* 1992 Stock Option Plan, filed as Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 10-K"), and hereby incorporated by reference.

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

10.32* Employment Agreement dated May 15, 1994 between Butler Fleet Services, a division of Butler Services, Inc., and James VonBampus, filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K"), and hereby incorporated by reference.

10.33* Employment Agreement dated April 18, 1995 between Butler International, Inc., and Harley R. Ferguson, filed as Exhibit
               10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K"), and hereby incorporated by reference.

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

10.36 Amended and Restated Credit Agreement, dated November 7, 1997, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K"), and hereby incorporated by reference.

10.37 Credit Agreement, dated November 12, 1997, between Butler of New Jersey Realty Corp. and Fleet Bank, National Association, filed as Exhibit 10.39 to the 1997 10-K, and hereby incorporated by reference.

10.38(a) First Amendment Agreement, dated as of June 26, 1998 among Butler Service Group, Inc., Butler International, Inc. and General Electric Corporation, filed as Exhibit 10.38(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, (the "1998 10-K"), and hereby incorporated by reference.

10.38(b) Second Amendment Agreement, dated as of August 31, 1998, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed as Exhibit 10.38(b) to the 1998 10-K, and hereby incorporated by reference.

10.38(c) Third Amendment Agreement, dated as of May 27, 1999, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed as Exhibit 10.38(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K"), and hereby incorporated by reference.

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

10.39* Form of Promissory Note dated January 28, 1998 in the original amount of $168,278.74 executed by Hugh G. McBreen and made payable to the order of Butler International, Inc., filed as
               Exhibit 10.40 to the 1998 10-K, and hereby incorporated by reference.

10.40* Form Pledge Agreement dated January 28, 1998 between Butler International, Inc. and Hugh G. McBreen, filed as Exhibit 10.41 to the 1998 10-K, and hereby incorporated by reference.

10.41 Stock Purchase Agreement, dated May 29, 1998, by and among Butler Telecom, Inc., Tom Cannon, Ted Connolly, Marianne A. Adams, and Jacqueline Anne Hirst, filed as Exhibit 10.43 to Form 10-Q for the period ended June 30, 1998, and hereby incorporated by reference.

10.42 Asset Purchase Agreement, dated July 26, 1998, by and between Butler Telecom, Inc., ISL International, Inc. and Meryvn Haft, filed as Exhibit 10.46 to Form 10-Q for the period ended June 30, 1998, and hereby incorporated by reference.

10.43* Form of Promissory Note dated October 13, 1998 in the original amount of $181,000 executed by Frederick H. Kopko, Jr. and made payable to Butler International, Inc. filed as Exhibit 10.48 to the 1998 10-K, and hereby incorporated by reference.

10.44* Form Pledge Agreement dated October 13, 1998 between Butler International, Inc. and Frederick H. Kopko, Jr., filed as Exhibit
               10.49 to the 1998 10-K, and hereby incorporated by reference.

10.45* Form of Promissory Note dated March 2, 1999 in the original amount of $890,625 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.50 to the 1999 10-K, and hereby incorporated by reference.

10.46* Form Pledge Agreement dated March 2, 1999 between Butler International, Inc. and Edward M. Kopko, filed as Exhibit 10.51 to the 1999 10-K, and hereby incorporated by reference.

10.47* Form of Promissory Note dated March 2, 1999 in the original amount of $822,441 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.52 to the 1999 10-K, and hereby incorporated by reference.

27             Financial Data Schedule

* Denotes compensatory plan, compensation arrangement, or management contract.

17