Form 10-Q
period 2000-09-30
BUTLER INTERNATIONAL INC /MD/
filed 2000-11-13
CIK 786765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended  September 30, 2000
                                  --------------------

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

Yes   X  .   No _____.
    -----

As of October 27, 2000, 9,424,937 shares of the registrant's common stock, par value $.001 per share, were outstanding and 669,640 shares were in treasury.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.
         --------------------

(A) Consolidated Balance Sheets - September 30, 2000 (Unaudited) and December 31, 1999

(B) Consolidated Statements of Operations (Unaudited) - quarter ended September 30, 2000 and quarter ended September 30, 1999

(C) Consolidated Statements of Operations (Unaudited) - nine months ended September 30, 2000 and nine months ended September 30, 1999

(D) Consolidated Statements of Cash Flows (Unaudited) - nine months ended September 30, 2000 and nine months ended September 30, 1999

(E)  Notes to Consolidated Financial Statements (Unaudited)

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       (in thousands except share data)

                                                       September 30,       December 31,
                                                           2000                1999
                                                       -------------       ------------
                                                        (Unaudited)
ASSETS
------
Current assets:
  Cash                                                 $         908       $      1,067
  Accounts receivable, net                                    79,716             68,291
  Inventories                                                    414                388
  Other current assets                                         6,479              6,689
                                                       -------------       ------------
          Total current assets                                87,517             76,435

Property and equipment, net                                   22,127             19,482
Other assets and deferred charges                              4,906              4,417
Excess cost over net assets of
 businesses acquired, net                                     63,057             64,329
                                                       -------------       ------------

          Total assets                                 $     177,607       $    164,663
                                                       =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities             $      22,994       $     26,158
  Current portion of long-term debt                            6,047              7,106
                                                       -------------       ------------
          Total current liabilities                           29,041             33,264
                                                       -------------       ------------

Revolving credit facility                                     54,276             35,491
Other long-term debt                                          26,930             30,588
Other long-term liabilities                                    3,267              4,078

Stockholders' equity:
Preferred stock: par value $.001 per share,
  authorized 15,000,000:  Issued 5,013,451
  in 2000 and 4,843,914 in 1999 of Series B
  7% Cumulative Convertible (Aggregate
  liquidation preference $5,013 in 2000 and
  $4,844 in 1999)                                                  5                  5
Common stock: par value $.001 per share,
  authorized 125,000,000; issued 10,094,577 in
  2000 and 9,950,600 in 1999; outstanding
  9,424,937 in 2000 and 9,446,467 in 1999                         10                 10
Additional paid-in capital                                    96,106             95,903
Accumulated deficit                                          (25,532)           (29,643)
Accumulated other comprehensive income                          (560)              (384)
                                                       -------------       ------------
  Sub-total                                                   70,029             65,891
Less - Treasury stock: 669,640 and 504,133
  in 2000 and 1999                                            (5,936)            (4,649)
                                                       -------------       ------------
          Total stockholders' equity                          64,093             61,242
                                                       -------------       ------------

Total liabilities and stockholders' equity             $     177,607       $    164,663
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
                                  (Unaudited)

                                                                 Quarter Ended September 30,
                                                                -----------------------------
                                                                   2000                1999
                                                                ---------           ---------
Net sales                                                       $ 110,651           $ 101,839
Cost of sales                                                      87,518              79,459
                                                                ---------           ---------

   Gross margin                                                    23,133              22,380

Depreciation and amortization                                       1,671               1,324
Selling, general and administrative expenses                       18,819              15,691
                                                                ---------           ---------

   Operating income                                                 2,643               5,365

Interest expense                                                   (1,843)             (1,196)
                                                                ---------           ---------

   Income before income taxes                                         800               4,169

Income taxes                                                          297               1,423
                                                                ---------           ---------

   Net income                                                   $     503           $   2,746
                                                                =========           =========
Net income per share:
   Basic                                                        $     .05           $     .27
   Diluted                                                      $     .05           $     .23

Average number of common shares and dilutive
 common share equivalents outstanding:
   Basic                                                            9,322               9,871
   Diluted                                                         11,074              11,748


The accompanying notes are an integral part of these consolidated financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (in thousands except per share data)
                                  (Unaudited)

                                                            Nine Months Ended September 30,
                                                           ---------------------------------
                                                              2000                    1999
                                                           ---------               ---------
Net sales                                                  $ 314,299               $ 314,381
Cost of sales                                                246,496                 245,652
                                                           ---------               ---------

   Gross margin                                               67,803                  68,729

Depreciation and amortization                                  4,760                   3,861
Selling, general and administrative expenses                  51,515                  49,123
                                                           ---------               ---------

   Operating income                                           11,528                  15,745

Interest expense                                              (4,762)                 (3,363)
                                                           ---------               ---------

   Income before income taxes                                  6,766                  12,382

Income taxes                                                   2,397                   4,544
                                                           ---------               ---------

   Net income                                              $   4,369               $   7,838
                                                           =========               =========

Net income per share:
   Basic                                                   $     .44               $     .78
   Diluted                                                 $     .39               $     .67

Average number of common shares and dilutive
 common share equivalents outstanding:
   Basic                                                       9,386                   9,867
   Diluted                                                    11,228                  11,774


The accompanying notes are an integral part of these consolidated financial statements.

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (in thousands)
                                  (Unaudited)

                                                                  Nine Months Ended September 30,
                                                                 ---------------------------------
                                                                   2000                     1999
                                                                 --------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  4,369                 $  7,838
    Adjustments to reconcile net income to net cash
     used in (provided by) operating activities:
    Depreciation and excess purchase
      price amortization                                            4,760                    3,861
    Amortization of deferred financing                                100                      109
    Foreign currency translation                                     (176)                     (27)
    Tax benefit on nonqualified stock
         option exercises                                              13                      699
  (Increase) decrease in assets,
   increase (decrease) in liabilities:
     Accounts receivable                                          (11,425)                  (2,944)
     Inventories                                                      (26)                     (20)
     Other current assets                                             210                     (716)
     Other assets                                                    (589)                  (1,424)
     Current liabilities                                           (3,252)                  (2,665)
     Other long-term liabilities                                     (811)                     174
                                                                 --------                 --------
  Net cash used in (provided by) operating
      activities                                                   (6,827)                   4,885
                                                                 --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - net                                     (5,610)                  (3,758)
    Cost of businesses acquired                                      (523)                  (4,001)
                                                                 --------                 --------
  Net cash used in investing activities                            (6,133)                  (7,759)
                                                                 --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under financing agreements                      14,068                    7,793
    Net proceeds from the issuance of
     common stock                                                     603                      812
    Loans issued for exercise of options                             (404)                    (891)
    Repurchase common stock                                        (1,466)                  (5,009)
                                                                 --------                 --------
  Net cash provided by financing activities                        12,801                    2,705
                                                                 --------                 --------

  Net decrease in cash                                               (159)                    (169)

  Cash at beginning of period                                       1,067                      910
                                                                 --------                 --------

  Cash at end of period                                          $    908                 $    741
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

The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000, and for all periods presented.

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

                                               Quarter ended            Nine Months ended
                                               September 30,              September 30,
                                             -----------------        ---------------------
                                               2000     1999            2000         1999
                                               ----     ----            ----         ----
Basic Earnings per Share:
-------------------------
Income available to common
  shareholders                               $   416   $ 2,663        $ 4,112       $ 7,598
                                             -------   -------        -------       -------
Weighted average common shares
  outstanding                                  9,322     9,871          9,386         9,867
                                             -------   -------        -------       -------
Basic earnings per common share              $   .05   $   .27        $   .44       $   .78
                                             =======   =======        =======       =======

Diluted Earnings per Share:
---------------------------
Income available to common
  shareholders assuming conversion
  of preferred stock                         $   503   $ 2,745        $ 4,369       $ 7,838
                                             -------   -------        -------       -------
Weighted average common shares
  outstanding                                  9,322     9,871          9,386         9,867
Common stock equivalents                         323       544            445           603
Assumed conversion of preferred
  stock                                        1,429     1,333          1,397         1,304
                                             -------   -------        -------       -------
Total weighted average common
  shares                                      11,074    11,748         11,228        11,774
                                             -------   -------        -------       -------
Diluted earnings per common share            $   .05   $   .23        $   .39       $   .67
                                             =======   =======        =======       =======

NOTE 3 - COMMON STOCK:

During the nine months ended September 30, 2000, the Company received proceeds of $423,658 from the exercise of 144,475 common stock options.

NOTE 4 - TREASURY STOCK:

During the nine months ended September 30, 2000, the Company repurchased 184,901 shares of its common stock in accordance with its stock repurchase program. In the nine month period ended September 30, 2000, 4,108 shares were issued from treasury in conjunction with the vesting of stock awards that had been granted to certain employees and 14,788 shares were issued in conjunction with an earn-out payment for one of the Company's 1998 acquisitions.

NOTE 5 - SEGMENTS:

The Company's services are provided through four business segments: Technology Solutions, Telecom Services, Fleet Services and the Technical Group. The Company primarily operates in the United States. However, the Technical Group does include results from its United Kingdom ("UK") subsidiary. Net sales from the UK operation were $3.3 million for the third quarter of 2000 and $10.9 million for the nine months ended September 30, 2000, as compared to $5.1 million and $15.3 million for the same periods in 1999. Operating profits from the UK subsidiary were $159,000 for the third quarter of 2000 and $608,000 for the nine months ended September 30, 2000, versus $222,000 and $758,000 for the same periods in 1999. The following table presents sales and operating profits by segment (in thousands):

         NET SALES:                     Quarter Ended Sept. 30,         Nine Months Ended Sept. 30,
                                           2000         1999                 2000         1999
                                        ---------    ---------             ---------    ---------
         Telecom Services               $  37,949    $  25,340             $  95,593    $  75,041
         Technology Solutions              24,010       29,147                74,635       88,686
         Fleet Services                    10,952       10,534                32,941       32,921
         Technical Group                   37,740       36,818               111,130      117,733
                                        ---------    ---------             ---------    ---------
         Consolidated Sales             $ 110,651    $ 101,839             $ 314,299    $ 314,381
                                        =========    =========             =========    =========

         OPERATING PROFITS:                2000         1999                  2000         1999
                                        ---------    ---------             ---------    ---------

         Telecom Services               $   7,620    $   4,352             $  18,842    $  13,239
         Technology Solutions              (1,684)       2,587                   640        7,021
         Fleet Services                       127          808                 1,065        2,296
         Technical Group                    2,987        2,291                 8,768        8,210
         Unallocated amounts               (6,407)      (4,673)              (17,787)     (15,021)
                                        ---------    ---------             ---------    ---------
         Consolidated Profits           $   2,643    $   5,365             $  11,528    $  15,745
                                        =========    =========             =========    =========

NOTE 6 - COMPREHENSIVE INCOME:

Comprehensive income is defined as the total change in stockholders' equity during a period, other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net change in cumulative foreign currency translation adjustments, which was a decrease of $319,000 and $176,000 for the quarter and nine months ended September 30, 2000, respectively, and an increase of $47,000 for the quarter and a decrease of $27,000 for the nine months ended September 30, 1999, respectively. Total comprehensive income was $184,000 and $4,193,000 for the three and nine months ended September 30, 2000, compared to $2,793,000 and $7,811,000 for the three and nine months ended September 30, 1999.

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

NOTE 8 - RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively, SFAS No. 133), provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. The Company does not believe that this standard will have a material impact on its financial statements.

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

Item 2. Management's Discussion and Analysis of Results of Operations and
         ----------------------------------------------------------------
Financial Condition
-------------------

RESULTS OF OPERATIONS

Revenues for the third quarter of 2000 were up 9% to $110.7 million from $101.8 reported in 1999. Net income was $0.5 million or $.05 per diluted share, as compared to the $2.7 million or $.23 per diluted shared that was reported in the same period in 1999. Net earnings before investments made in BlueStorm, the Company's Network Consulting business, were $2.3 million or $.21 per diluted share.

The third quarter's results reflect both the success of the Company's Telecommunication Services division and the substantial investments made in BlueStorm as had been announced earlier in the year. BlueStorm is a division of Butler Technology Solutions.

The Company's Telecommunication Services business unit reported a 50% growth in sales over the prior year quarter while increasing operating profit by 75%. The increased profitability was attributable to greater volume, higher billing rates and improved margins. All major service offerings including optical transmission and wireless equipment deployment, as well as cable broadband design and engineering have experienced volume increases. This growth reflects the Company's timely response to the market's need for additional bandwidth driven by the internet, remote access and business-to-business data traffic. In a time of talent shortages, the Company's training facilities have enabled it to better respond to customer demand by providing the necessary training in these high growth areas. The Company continues to expand its training programs in support of new technologies, enabling it to continue to grow by successfully keeping pace with customer demands.

Investments in the previously profitable BlueStorm operation impacted the quarter's pre-tax earnings by approximately $2.8 million. These costs reflect a successful acceleration of the group's recruitment effort. This action resulted in higher orientation, training and bench costs. Expenses related to administrative infrastructure also contributed to the loss. The practice now consists of approximately 150 employees serving its clients from offices located in Metro New York, Raleigh, Washington D.C. and Atlanta. The division's consulting services address the needs of enterprise network, security and e-business infrastructure.

Network services include network assessment, design & implementation, carrier selection & analysis, and NOC design & deployment. E-business services include e-business infrastructure readiness. Security services include risk and vulnerability assessment, security engineering, Computer Incident Response Team
(CIRT), and Special Operations.

Revenue from the Company's Technical Group's domestic operations increased by 9% in the quarter, while operating income grew by 36%, driven by increased volume and higher margins. The Technology Solutions staffing business continues to be impacted by an industry-wide slowdown in demand. As a result, the business unit's sales declined by 18%. Solution oriented business volume, however, increased by 59% over the prior year quarter, to an annualized run-rate of approximately $15 million. Operating income, exclusive of the $2.8 million loss from BlueStorm, declined by 58%. Fleet Services sales increased by 4%, while operating income declined by 84%. The reduced operating income was related to a strike, that has since ended, at one of the division's major customers plus one time start-up costs incurred in several new ventures. Interest expense increased principally due to higher rates, borrowings related to the Company's stock buyback program and higher outstanding receivables due mostly to changed business mix.

For the nine months ended September 30, 2000, net income was $4.4 million or $.39 per diluted share, compared with $7.8 million or $.67 per diluted share in the same period of 1999. Revenues for the period were $314.3 million compared with $314.4 million in 1999. Increased profits generated by the Telecommunications Services division were more than offset by decreases in the Technology Solutions and Fleet Services businesses. Increased interest expense also contributed to the reduced earnings. Similarly, higher revenue in Telecommunications Services was more than offset by lower sales in the Technology Solutions and Technical Group.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are generated from operations and borrowings under its revolving credit facility and acquisition line of credit. Cash used in operating activities was $6.8 million for the nine months ended September 30, 2000, compared to $4.9 million of cash provided by operating activities for the same period in 1999. As of September 30, 2000, $54.3 million was outstanding under the credit facility, with an additional $3.6 million used to collateralize letters of credit. As of September 30, 2000, $26.6 million was outstanding on the acquisition line. Proceeds from the credit facility are used to finance internal business growth, working capital, capital expenditures, acquisitions and the Company's stock repurchase program.

The Company's credit agreement with General Electric Capital Corporation ("GECC"), as amended, provides for a revolving credit facility for loans up to $57.0 million, including $9.0 million for letters of credit and an additional acquisition facility for up to $28.0 million. During the third quarter the Company's revolving credit facility exceeded $57 million from time to time with permission from GECC. The interest rate on the revolving credit facility at the end of the third quarter of 2000 was 200 basis points above the 30-day commercial paper rate, or 8.48%. Interest reductions are available based upon the Company achieving certain financial results. The acquisition facility bears interest at 250 basis points above the 30 day commercial paper rate. The interest rate in effect on September 30, 2000, was 8.98%.

The Company has guaranteed all obligations incurred or created under the credit agreement. The Company is in compliance with the required affirmative and financial covenants, as amended.

The GECC credit facility excludes the U.K operation, which has its own (pound)1.5 million facility. As of September 30, 2000, (pound)541,000 was outstanding under the U.K. facility.

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

                          BUTLER INTERNATIONAL, INC.
                          --------------------------
                                 (Registrant)



November 13, 2000                       By: /s/ Edward M. Kopko
                                            --------------------------------
                                            Edward M. Kopko
                                            Chairman and Chief Executive
                                            Officer

November 13, 2000                       By: /s/ Michael C. Hellriegel
                                            --------------------------------
                                            Michael C. Hellriegel
                                            Senior Vice President and Chief
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

10.27* 1992 Stock Option Plan, filed as Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the ended December 31, 1992 (the "1992 10-K"), and hereby incorporated by reference.

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

10.38(g) Seventh Amendment Agreement, dated as of July 14, 2000, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed herewith as
                    Exhibit 10.38(g).

10.38(h) Eighth Amendment Agreement, dated as of November 9, 2000, to be effective September 30, 2000, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.38(h).

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