Form 10-K405
period 2000-12-31
BUTLER INTERNATIONAL INC /MD/
filed 2001-03-30
CIK 786765

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended   December 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


   For the transition period from        to

   Commission file number   0-14951

                          BUTLER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                   Maryland                                        06-1154321
 (State or other jurisdiction of incorporation
                or organization                       (I.R.S. Employer Identification No.)
    110 Summit Avenue, Montvale, New Jersey                          07645
    (Address of principal executive offices)                       (Zip Code)

              Registrant's telephone number, including area code
                                (201) 573-8000

   Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.001 per share
                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $47,257,000. Such aggregate market value has been computed by reference to the $5.50 per share closing sale price of such stock as of March 9, 2001.

   As of March 9, 2001, 9,419,435 shares of the registrant's single class of common stock, par value $.001 per share, were outstanding and 675,640 shares were in treasury.

                      DOCUMENTS INCORPORATED BY REFERENCE

   A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than April 30, 2001. Portions of the proxy statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in
Part III hereof.

                                    PART I

Item 1. Business

   Butler International, Inc. ("the Company"), through its subsidiaries, provides a wide range of telecommunication and technology solutions and services to companies worldwide. Telecommunications represents the largest vertical industry the Company serves. The services and solutions the Company provides predominantly help clients implement new business solutions and respond to growing network demands. Butler's major service offerings include engineering, installation and test of optical, wireless and broadband transmission equipment; assessments of client networks, network security, customer relationship management (CRM) systems and quality assurance issues; technology solutions for client networks, quality assurance testing, customer relationship management, and business applications; and technical staff augmentation. Services are provided on a contractual basis to clients who primarily compete in the telecommunications, financial services and industrial products industries such as Worldcom, Nortel Networks, SBC, Verizon, BellSouth, Tellabs, Citigroup, Chase, Merrill Lynch and Caterpillar. The Company delivers its services directly to end-user customers and through equipment manufacturers and technology partners, such as Siebel, ICT Group and Business Objects. As of March 11, 2001, the Company had approximately 5,100 employees, of which approximately 4,500 billable employees provide services, generally at client facilities, from a network of 39 offices in the United States and abroad. Through its international operations, the Company currently provides similar services from offices in the United Kingdom. In 2000, the Company had net sales of $428 million from its domestic and foreign operations.

   The Company was incorporated in Maryland on November 27, 1985. The principal executive offices of the Company are located at 110 Summit Avenue, Montvale, New Jersey 07645, and its telephone number is (201) 573-8000.

 Description of the Business

   Butler's solutions and services are utilized by its clients for telecommunications, information technology and technical: (i) project management, (ii) outsourcing and (iii) technical staff augmentation, as follows:

     Project management services, or solutions, involve projects wherein the Company assumes responsibility for specifically defined projects, such as engineering, installation and test of telecommunications equipment, development and implementation of Customer Relationship Management systems, or enterprise network design and implementation. Solutions are currently the largest contributor of the Company's revenues. Depending upon the nature of the assignment, the type of equipment required, and the particular needs of the client, project management services, or solutions, may be provided either on-site at the client's facilities or at a Company-owned facility designed for the client's specific purpose. The Company frequently obtains the necessary equipment for a project (if not available from the client) on a lease basis for the expected term of the project.

     Outsourcing services involve instances where the Company manages an entire on-going operation on behalf of a client, thereby reducing the client's cost and the burden of maintaining that operation. Examples of outsourcing include quality assurance testing, enterprise network operations, engineering design utilizing CAD software packages such as Pro/E, CATIA, and Unigraphics, and fleet maintenance. Outsourcing provides clients with an efficient access to needed expertise. Such services are typically provided by the Company at facilities established by the Company for that purpose.

     Technical staff augmentation services are provided to supplement a client's existing work force with technical professionals who possess telecommunications, information technology, engineering or mechanical skills tailored to the particular needs of the client's business. Staff can be added or removed as needed, avoiding extra costs of employing specially skilled people.

   Charges for the Company's services are billed to clients based either on
(i) an hourly rate per contract employee, (ii) an hourly rate plus equipment charges (and overhead charges, if applicable), or (iii) a fixed price or a fixed unit price. Fixed price arrangements typically are subject to bid. Staff augmentation typically is billed on an hourly rate per contract employee supplied, and upon termination of the assignment there is no further cost to the Company or to the client for the services of the contract employee. Outsourcing and project management services may be billed on an hourly, per unit, or fixed price basis, or a combination of such billing arrangements.

 Business Units

   The Company's solutions and services are provided through the following operating segments: (i) Butler Telecom, (ii) Butler Technology Solutions,
(iii) Butler Technical Group and (iv) Butler Fleet Services. Additional segment information is included in Note 16 of the Company's 2000 audited financial statements.

   Butler Telecom services help telecommunications equipment manufacturers, carriers, and service providers create additional bandwidth in the public network infrastructure. Services and solutions include a full range of optical, wireless and broadband equipment installation and test, cable broadband design and specialty project services to the voice data and video communications industry. Butler Telecom employees provide applied engineering services, installation, test and maintenance of central office and customer premise equipment for voice and data applications, with both standard coaxial cable and fiber optic capabilities. Butler Telecom customers require trained resources, which are difficult to attract and retain. Butler employees receive training in customer specifications and quality standards at Butler Telecom training facilities, which include the equipment of leading telecommunication equipment manufacturers such as Nortel and Ericsson. Butler Telecom also provides drafting, design, printing and graphics services to a wide range of industries.

   Butler Technology Solutions helps companies implement business solutions that harness the power of the Internet to optimize business performance. The Company delivers its solutions and services through established practice areas including Customer Relationship Management (CRM), Business Intelligence, Enterprise Applications, Quality Assurance, and technology staffing. Butler Technology Solutions serves a variety of industries including financial services, telecommunications, consumer products and all sectors of the information technology industry, from development through testing and final software quality assurance. Butler employees are specialists in a wide variety of applications, operating systems and platforms, offering a broad range of information technology expertise. Also included in the Butler Technology Solutions business is BlueStorm, which helps organizations address the demands placed on their internal network stemming from growing e-business activities. In addition, BlueStorm employees are knowledgeable about the public network infrastructure and use this knowledge to help organizations evaluate the products, services and features offered by telecommunications carriers and service providers. BlueStorm provides enterprise network consulting services including: network assessments, design and implementation, Network Operating Center (NOC) design and deployment, and service provider selection; network security services such as risk assessment, vulnerability and exploit testing, and security engineering and management; and project management. BlueStorm provides services to financial services, telecommunications, entertainment, consumer, and industrial products industries. Most of these services are delivered by highly skilled employees who maintain certifications in a number of disciplines such as: Cisco, Nortel Network Management Systems (OpenView, UniCenterTNG, Tivoli) and project management.

   Butler Technical Group provides skilled technical and engineering personnel, project management, and total outsourcing solutions to companies worldwide and to a wide range of industries including aerospace, aircraft, automotive, pharmaceuticals, energy and electronics. It also provides engineering support services including strategic consulting, project management, drafting and design, and total outsourcing, while specializing in establishing, managing, and staffing dedicated engineering support centers carrying out both long-term and short-term projects. Utilizing Pro/E, CATIA, AutoCad, and Unigraphics, Butler Technical Group provides product design and development, product test and evaluation, technical writing, technical illustration and integrated logistical support.

   Butler Fleet Services provides customized fleet operation services to major ground fleet-holders nationwide ranging from vehicle maintenance and repair to total fleet management solutions including special projects such as installation of satellite tracking devices. Butler Fleet provides services including: preventive maintenance, mobile maintenance repair and service, scheduling service and inspections, computerized fleet tracking systems (including inventory control), training, fluid level checks and total fleet management. Most of these services are provided by A.S.E. (Automotive Service Excellence) certified technicians. Industries served through this division include telecommunications, utilities, municipalities, courier, and trucking. Butler Fleet's Technicians on Demand service offers highly qualified technicians to all types of businesses nationwide, regardless of project scope or length.

 International Operations

   The Company's international operations ("International Operations") are directed from offices in the United Kingdom. Currently, approximately 3.2% of the Company's personnel are employed in its International Operations. International Operations accounted for approximately 3.3% of the Company's net sales in 2000, principally from the United Kingdom.

 Current Markets and Marketing Plans

   The Internet continues to change the way the world does business, enabling the use of more robust business-to-business, and business-to-consumer applications to optimize financial performance through more effective communication with employees, partners, suppliers and customers. This growing e-business activity fuels the need for high-performance, enterprise networks scaleable to meet future requirements, yet capable of supporting the current needs of the business. Simultaneously, the Telecommunications industry continues to build and upgrade the public network infrastructure to create additional bandwidth to manage the convergence of data, voice and video traffic to higher standards of quality and profitability. The synergy between the public network infrastructure, the enterprise network and the information technology that relies on network performance, offers potential growth opportunities for service providers equipped to address the needs of these markets. In 2000, Butler launched BlueStorm and invested in its Telecom and Technology Solutions businesses, to emerge as a leading provider of telecommunications and technology services in support of public and enterprise network initiatives, as well as deployment of leading information technology.

 Butler Telecom            BlueStorm                  Butler Technology
 Public Network            Enterprise Network         Solutions
 Infrastructure                                       Information Technology--
                                                      Business Solutions
-------------------------------------------------------------------------------
 Engineering,              Network Assessment         Customer Relationship
 Installation & Test of    Network Design &           Management (CRM)
 Optical Transmission,     Implementation             Quality Assurance
 Broadband Transmission,   NOC (Network Operations    eBusiness Intelligence
 and Wireless equipment    Center)                    Enterprise Information
                           Design & Deployment        Portals

 Cable Broadband           Service Provider           Technology Staffing
 Engineering & Design      Selection
                           Security Assessment
                           Vulnerability & Exploit
                           Testing
                           Security Engineering &
                           Management


   Establishing partnership relationships with technology leaders, positions the Company to deliver larger-scale, full-service solutions to customers. In 2000, Butler established several important technology partnerships. Butler's partnership with ICT Group, is enabling Butler to expand its Customer Relationship Management (CRM) practice, especially in call center solutions. The Company's Business Intelligence practice has been enhanced through its partnership with Business Objects. Partnerships with Dell and Microsoft have strengthened BlueStorm's position. The Company is also a Siebel Consulting Partner, a certified Pro/E Engineering Provider, and certified to train telecommunications professionals using Nortel Optical and Switch equipment. Butler's vision is to be the number one client-rated company. The Company's customer value management processes ensure customer expectations are clearly identified and services are delivered to meet or exceed expectations. In 2000, Butler successfully piloted its Siebel-based Customer Relationship Management system, and plans a company-wide roll out in 2001. The initial focus of this system is to enhance the sales, recruiting and marketing processes within the organization to grow both existing and new customer relationships. Butler's annual customer satisfaction process was enhanced in 2000. CustomerSat, a Siebel partner and leader in measuring and managing customer experiences, was engaged to deploy the Company's annual customer satisfaction survey under the direction of the Company's Quality Committee. A more detailed questionnaire, online surveying, and online results analysis tools have enabled Butler to gain deeper insight into customer perceptions of its services and implement targeted improvement initiatives at the client level.

   Management believes that employee satisfaction is linked to customer satisfaction. Butler also conducts an annual employee satisfaction survey process to ensure continued employee satisfaction with Butler's services and programs. CustomerSat will conduct Butler's 2001 employee satisfaction and customer satisfaction survey processes. The Company also continues to implement its Value Gap Analysis program, having concluded 2000 with the completion of its employee e-business study, aimed at identifying and implementing ways in which employees want to transact with Butler electronically. The study will carry over into 2001, with client interviews being conducted to understand their perception of Butler's services compared to the competition, in addition to identifying ways to improve their satisfaction through new electronic transaction capability.

   In 2000, Butler was selected by the American Productivity and Quality Center (APQC) as a best practice company for its innovative customer value processes. Butler was included along with Hewlett-Packard, AT&T, Nortel Networks and WesTrac Equipment, in a study conducted by APQC titled "Using What Customers Value to Guide your Business."

 Clients

   The Company provides its services directly to approximately 1,600 client companies. No clients individually represented 10% of the Company's net sales in 2000 or 1999. A substantial amount of the Company's 2000 net sales were derived from U.S. companies included in the "Fortune 500" companies list such as Nortel Networks, Worldcom, AT&T, Citigroup, Chase, Estee Lauder, and Becton Dickinson. Eight of the Company's top ten clients are telecommunications companies.

 Employees

   The Company currently has approximately 5,100 employees in the United States and abroad, and believes that its relationship with its employees is positive. Approximately 10% of the Company's employees are covered by collective bargaining agreements. The Company's services are provided by technical/professional employees who are hired by the Company and assigned to work on a full-time basis for a specific client project. The duration of the assignment depends on the client project or requirement, and averages approximately five to eight months. Technical/professional employees fall into one of three categories (1) salaried employees, (2) contracted employees, and
(3) independents. Salaried employees continue to work for Butler after an assignment ends, usually starting their next assignment immediately, but sometimes working on internal projects while "on the bench." Contracted and independent employees are terminated if a new assignment is not identified. However, Butler has many initiatives and programs in place to secure reassignment of technical/professional employees.

   Historically, the Company has been able to attract and retain high caliber employees and utilize them effectively to serve client needs. Management believes that technical personnel are attracted to this type of project employment because it provides varied opportunities to work on high-end technological advancements with industry leaders and offers diversity as to the geographic location and type of industry assigned.

   The Company's number one priority is to exceed its customers' expectations by providing superior customer value. By focusing on employee satisfaction and empowering employees through innovative training initiatives, the Company continuously improves the services it provides to its customers. Guided by its Corporate Learning Policy, the Company provides personal learning programs with measurable objectives for each staff employee. Included among the many Company sponsored training opportunities is Butler On-Line Learning, which includes more than 400 technical training titles available to employees through the Company's web site.

   Butler has also invested in its own technical training facilities as a proactive means of providing qualified resources trained to work with the technologies currently in demand, as well as emerging technologies. The Company currently has four telecommunications installation and test training facilities located across the country. Employees are trained to specific customer and industry standards in a central office simulated environment using state-of-the-art equipment of industry leading manufacturers. The Company's cable broadband design facility provides 12 workstations dedicated to providing on the job training for entry-level broadband designers and drafters. Plans are underway to build a state-of-the-art network and security laboratory to support BlueStorm services, as well as provide training and knowledge sharing to BlueStorm employees. In 2000, the Company upgraded its Quality Assurance application testing facility to support Linux based testing.

   Management expects that changing technologies will continue to create demands for new skills faster than the permanent workforce can respond, resulting in a shortage of specialized technical skills. At the same time, increased labor force mobility provides a sizable labor pool available to telecommunications and technology services companies like Butler. As a result, the Company expects that an adequate supply of qualified people will continue to be available to recruit and satisfy client requirements. Communication via the Internet and aggressive recruiting efforts are also part of the Company's proactive approach.

   The Company has deployed a variety of innovative programs and systems to guide Butler in becoming the ideal employer among current and prospective employees. Throughout 2001, Butler will implement improvements to its web site in response to employee expectations expressed in the findings of the Company's employee e-Business study. The Company is currently launching Butler Direct, an internally developed system that gives employees' immediate online access to human resource, financial and personal information. Butler's recognition as the 1999 Arthur Andersen Global Best Practices AwardsSM winner for Motivating and Retaining employees is a clear indication that Butler has the processes in place to optimize the performance of its employees.

 Competition

   The Company's industry in the United States is highly fragmented and characterized by specialized regional and local firms serving specific geographic territories and industries. The Company is one of only a few international companies with the breadth of personnel and resources to respond quickly to the large scale and rapidly changing technology requirements of major corporate clients worldwide. Based on this characteristic, management believes the Company is a preferred provider of telecommunication and technology solutions to major corporations with the ability to serve a broad range of client needs.

   Some national and international companies are larger than the Company or are associated with companies that have greater financial, technical or other resources than the Company. Management believes, however, that the Company's ability to efficiently handle the broad spectrum of specialized client needs, its commitment to quality, the extensive network of the Company's offices, the wide array of technical skills available, and its unique computerized system of identifying qualified personnel for its clients' projects and requirements enable it to compete favorably with other providers in the industry. Rather than aspiring to be the biggest, the Company is clearly focused on being the number one client-rated company in the industry.

 Business Expansion and Acquisitions

   In recent years, the Company completed several acquisitions in its Technology Solutions and Telecommunications businesses. The Company believes acquisitions in the information technology and telecommunication services markets will increase its overall margins and add to the Company's future growth in terms of sales and profits.

   The Company has deployed a focused growth strategy. The Company has an agreement with GE Capital Corporation, which provides a $28 million credit facility dedicated to financing the Company's acquisition program. This four-year facility provides additional resources to selectively expand and broaden the Company's higher margin Technology Solutions and Telecommunication Services businesses.

   The Company continues to review potential acquisition candidates in the information technology and telecommunications service industries.

Item 2. Properties

   The Company owns its corporate office facility located at 110 Summit Avenue, Montvale, New Jersey, 07645.

   At March 1, 2001, Butler maintained office space at the following locations for predominantly sales, recruiting and administrative functions:

     United States:
     Albuquerque, NM           Gaylord, MI                            Ontario, CA
     Aurora, IL                Herndon, VA                            Orange County, NY
     Baltimore, MD             Hicksville, NY                         Park Ridge, IL
     Bradley, IL               Huntington Beach, CA                   Pleasanton, CA
     Center Line, MI           Irving, TX                             Raleigh, NC
     Chillicothe, IL           Iselin, NJ                             Redmond, WA
     Cincinnati, OH            Lafayette, IN                          Riverside, CA
     Decatur, IL               Lake St. Louis, MO                     Saginaw, MI
     Encino, CA                McLean, VA                             Schaumburg, IL
     Escondido, CA             Milpitas, CA                           Shelton, CT
     Fairport, NY              New York, NY                           St. Louis, MO
     Fall River, MA            Norcross, GA                           Twinsburg, OH
     Fort Wayne, IN            O'Fallon, MO

    International:
    Redhill, Surrey, England

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

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   The Common Stock is quoted under the symbol "BUTL" and is listed on the NASDAQ National Market System. As of March 9, 2001, there were approximately 2,274 holders of record of Common Stock. Not reflected in the number of record holders are persons who beneficially own shares of Common Stock held in nominee or street name.

                                                                   HIGH   LOW
                                                                  ------ ------
     1999
       First Quarter............................................. $17.63 $10.50
       Second Quarter............................................  15.33  11.17
       Third Quarter.............................................  14.25   7.63
       Fourth Quarter............................................  11.00   6.13

     2000
       First Quarter............................................. $12.69 $ 8.63
       Second Quarter............................................  11.81   6.50
       Third Quarter.............................................   9.13   4.69
       Fourth Quarter............................................   6.88   2.63

     2001
       First Quarter (Through March 9, 2001)..................... $ 5.75 $ 4.00

   No cash dividends were declared on the Company's Common Stock during the years ended December 31, 2000 and 1999. The Company has no present intention of paying cash dividends during the year ending December 31, 2001.

Item 6. Selected Consolidated Financial Information

                                  2000     1999     1998     1997        1996
                                -------- -------- -------- --------    --------
                                   (in thousands, except per share data)
                                                (unaudited)
Operations Data:
Net sales...................... $427,655 $414,326 $444,146 $424,964    $409,353
Gross margin................... $ 91,191 $ 90,385 $ 85,892 $ 67,112    $ 59,591
Net income..................... $  4,905 $ 10,601 $  9,844 $  8,733(a) $  4,791

Per Share Data:
Net income per share:
  Basic........................ $   0.49 $   1.05 $   1.00 $   0.91    $   0.51
  Diluted...................... $   0.44 $   0.91 $   0.84 $   0.78    $   0.45
Weighted average number of
 shares outstanding:
  Basic........................    9,394    9,760    9,681    9,380       9,131
  Diluted......................   11,172   11,632   11,691   11,266      10,749

Balance Sheet Data:
Working capital................ $ 56,170 $ 43,171 $ 36,835 $ 33,551    $ 32,041
Total assets................... $180,806 $164,663 $150,112 $104,716    $ 99,180
Long-term debt................. $ 76,311 $ 66,079 $ 54,935 $ 27,502    $ 31,342
Total liabilities.............. $116,089 $103,421 $ 94,913 $ 59,627    $ 63,601
Stockholders' equity........... $ 64,717 $ 61,242 $ 55,199 $ 45,089    $ 35,579

--------
(a) 1997 includes a tax benefit of $1,959.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

 Net Sales:

   Net sales in 2000 were $427.7 million, up 3% from the $414.3 million reported in 1999, and down from the $444.1 million recorded in 1998. The 2000 growth in revenues reflects a 37% increase in the Company's Telecommunications Services ("BTI") operation. In keeping with the Company's focus on solutions oriented services, project revenue in the Technical Group ("BTG") grew by 11% while solution based sales in Technology Solutions ("BTS") more than doubled to $14 million. Fleet Services ("BFS") sales also increased by 4% over last year. The staffing business in BTS and BTG decreased by 23% and 10%, respectively. The majority of the Company's sales are now in solutions based services.

   In 1999, the Company's BTI business reported an increase of 24%. This growth, which amounted to $19 million, was offset by a decrease of $61 million in the BTG operation and $18 million in the BFS business. Revenue in the BTS division increased by $31 million as a result of the acquisitions made during 1998. The decrease in BTG was in line with the Company's strategy of transforming its business mix towards its high-end service offerings, as well as a substantial volume decrease with a major aerospace customer. The reduction in BFS revenue was mostly due to the previously announced restructuring of a major contract during the third quarter of 1998. In spite of a 30% decrease in revenue, the BFS operation was able to maintain its profitability.

 Net Income:

   The Company recorded earnings of $4.9 million for the year ended December 31, 2000, compared with $10.6 million for the year ended December 31, 1999 and $9.8 million for the year ended December 31, 1998. Basic earnings per share were $.49 in 2000, compared to $1.05 in 1999, and $1.00 in 1998. On a diluted basis, earnings per share were $.44 in 2000 versus $.91 in 1999 and $.84 in 1998. Earnings for 2000 excluding investments made in BlueStorm, the Company's Network Consulting business, were approximately $8.5 million.

   Earnings before interest, taxes, depreciation and amortization (EBITDA) for the year was $20.6 million, down from the $25.6 reported in 1999. The year-on-year difference reflects the investment in BlueStorm, which totaled approximately $5.3 million in 2000. A 53% increase in Telecommunications Services' operating profits was largely offset by lower earnings in the Technology Solutions and Fleet Services operations. Technical Group increased by 4% over last year, despite reduced volume. Of particular note, the Company's consolidated gross margins, excluding the results of BlueStorm, were 22.2% compared with the previous year's 21.8%.

   The increased profitability in the Telecom division was attributable to greater volume, higher billing rates and improved margins. All major service offerings including optical transmission and wireless equipment deployment, as well as cable broadband design and engineering have experienced volume increases. This growth reflects the Company's timely response to the market's need for additional bandwidth driven by the Internet, remote access and business-to-business data traffic. In a time of talent shortages, the Company's training facilities have enabled it to keep up with customer demand by providing the necessary training in the hottest areas. The Company continues to expand its training programs in support of new technologies, enabling it to continue to grow by successfully keeping pace with customer demand.

   Investments in BlueStorm impacted the year's pre-tax earnings by approximately $5.3 million. This investment reflects the costs of developing a professional bench as well as expenses related to the building of administrative infrastructure. The division has been successfully building its client base while completing assignments covering network assessment, design and implementation; network operating center (NOC) analysis and deployment, carrier analysis, security assessment, carrier selection as well as e-business infrastructure readiness assessments.

   The Company's Technical Group's profit increased by 4% due to higher gross margins as a result of a change in business mix. The Technology Solutions staffing business continued to be impacted by an industry-wide slowdown in demand. As a result, the business unit's operating income, exclusive of the results of BlueStorm, declined by 62%. Fleet Services' operating income declined by 51%, impacted by a mid-year strike at one of the division's major customers plus costs incurred in several start-up ventures.

   In 1999, earnings increased to $10.6 million, compared to the $9.8 million reported in 1998. This increase was attributable to a 33% growth in the Company's Telecommunication Services operating income. The expansion of this business unit was fueled by demand related to Internet infrastructure development. Decreases in the Technology Solutions and Technical Group businesses diluted the Telecom division's advances. Earnings of the Fleet Services segment were consistent with the prior year. The unfavorable results reported by the BTS operation reflected a general softening of demand. Also contributing to the decreased profitability was bench time associated with the establishment of several new, solutions-oriented practice groups.

   Gross margins for 1999 improved to 21.8%, up from 19.3% reported in 1998. The increase was directly attributable to improved business mix.

 Selling, general and administrative expenses:

   Selling, general and administrative ("SG&A") expenses increased to $70.6 million for the year ended December 31, 2000, compared with $64.8 million and $62.9 million for the years ended December 31, 1999 and 1998, respectively. The investment in BlueStorm accounted for approximately $2.2 million of the 2000 increase while SG&A in the BTI operation was up by approximately $2.7 million due to the significant growth within the division. The increase in 1999 is a direct result of acquisitions and the Company's efforts to grow its higher margin business units and further develop its internal systems. The 1999 increase was also impacted by the start-up of the practice groups that were established during the year. Management continues to closely monitor its overhead expenses.

 Interest expense:

   For the year ended December 31, 2000, interest expense was $6.7 million, compared with $4.8 million and $4.7 million for the years ended December 31, 1999 and December 31, 1998, respectively. Interest expense in 2000 increased principally due to higher rates and borrowings related to the Company's stock buyback program. Higher receivables, due mostly to changed business mix, also contributed to the increased debt balance. The increase in 1999 was due to higher borrowings primarily to fund acquisitions, partially offset by lower interest rates.

 Income Taxes:

   For the year ended December 31, 2000, income tax expense decreased to $2.3 million compared with the $4.9 million recorded in 1999 and the $4.2 million recorded in 1998. The Company's effective tax rates in 2000, 1999 and 1998 were 32.2%, 31.5% and 29.8%, respectively. As of December 31, 2000 the Company has realized all of the benefits of its U.S. loss and credit carryforwards and continues to benefit from its UK loss carryovers.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary sources of funds are generated from operations and borrowings under its revolving credit facility and acquisition line of credit (see "Financing Activities"). Availability under the revolving credit facility is based upon the amount of eligible receivables. As of December 31, 2000, $50.8 million was outstanding under the revolving credit facility, and an additional $3.6 million was used to collateralize letters of credit. Proceeds from the revolving credit facility are used by the Company to finance its internal business growth, working capital, capital expenditures, acquisitions and the Company's stock repurchase program. The credit facility excludes the U.K. operation, which has its own (Pounds)1.5 million facility. As of December 31, 2000, (Pounds)369,273 was outstanding under the U.K. facility. The acquisition line of credit, as amended, provides the Company with up to $28.0 million to finance its acquisition program. As of December 31, 2000, $25.3 million was outstanding under the acquisition facility.

   Cash was $2.0 million as of December 31, 2000, compared to $1.1 million as of December 31, 1999. The major components of cash inflows during 2000 were from increased borrowings of $9.2 million, net income before depreciation and amortization of $11.6 million and an increase in accrued liabilities of $3.6 million. Cash outflows consisted of $7.4 million of capital expenditures, an increase in various assets including accounts receivable of $13.8 million, repurchase of common stock of $1.5 million and acquisition related payments of $0.5 million.

   During the year ended December 31, 2000, the Company repurchased 170,900 shares of its common stock for approximately $1.4 million in accordance with the stock repurchase program authorized by its Board of Directors in September, 1999.

   During the year ended December 31, 2000, the Company realized $0.4 million of net proceeds from the exercise of outstanding common stock options. As a result, the Company issued 144,475 common shares during the year.

   The Company has a seven-year mortgage for its corporate office facility in Montvale, New Jersey. The mortgage consists of a $6.4 million loan that is repayable based on a 15 year amortization schedule and a $350,000 loan that is repayable based on a 4 year schedule. The variable interest rate on these loans is one month Libor plus 175 basis points. The outstanding balance of the loans at December 31, 2000 was $5.7 million.

   The Company entered into interest rate swap arrangements with its mortgage holder on its $6.75 million mortgage notes. The Company makes monthly interest payments at the fixed rates of 8.1% and 7.92% on the

$6.4 million loan and the $350,000 loan, respectively. The Company receives payments based upon Libor plus 175 basis points. In 2000, the net gain from the exchange of interest rate payments was approximately $1,800 and was included in interest expense. If the interest rate swap agreement was terminated as of December 31, 2000, the Company would owe an additional $105,000. The Company does not anticipate terminating the interest rate swap agreement prior to its expiration date of November 1, 2004.

   Management believes that cash flows from operations and availability under the Credit Facility will be sufficient to meet the Company's foreseeable cash requirements.

 Financing Activities:

   The Company has a credit agreement with General Electric Capital Corporation ("GECC"), which was amended in November, 2000, and provides a revolving credit facility for loans up to $57.0 million, including $9.0 million for letters of credit and an additional acquisition facility for up to $28.0 million. The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $57.0 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables (which percentages are subject to adjustment from time to time by GECC). The interest rate in effect at December 31, 2000, was 8.65%, or 200 basis points above the 30-day commercial paper rate. Interest reductions are available based upon the Company achieving certain financial results. The average interest rate during 2000 was 7.6%. The acquisition facility bears interest at 250 basis points above the 30-day commercial paper rate, the interest rate in effect at December 31, 2000 was 9.15% and the average rate in effect for 2000 was 8.77%. The Company has guaranteed all obligations incurred or created under the credit agreement. The Company is in compliance with the required affirmative and financial covenants, as amended.

ACQUISITIONS

   During 2000 and 1999, the Company paid approximately $ 0.5 million and $7.5 million, respectively, for contingent earn-out payments and settlements in conjunction with acquisition made during 1998 and 1997.

   The Company continues to review potential acquisition candidates in the information technology and telecommunications service industries. There are no acquisition transactions currently pending.

SAFE HARBOR STATEMENT

   Information contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition, other than historical information, may be considered forward-looking in nature. As such, it is based upon certain assumptions and is subject to various risks and uncertainties, which may not be controllable by the Company. To the extent that these assumptions prove to be incorrect, or should any of these risks or uncertainties materialize, the actual results may vary materially from those, which were anticipated.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

   The Company is exposed to market risk primarily from changes in interest rates, and to a lesser extent, changes in foreign currency rates.

   The Company has a credit agreement with GECC which, as amended, provides a revolving credit facility for loans up to $57.0 million, including $9.0 million for letters of credit, and an acquisition facility for up to $28.0 million. The interest rate in effect at December 31, 2000 was 8.65% or 200 basis points above the 30-day commercial paper rate. The average interest rate during 2000 was 7.6%. Interest reductions are available based upon the Company achieving certain financial results.

   From time-to-time the Company will use derivative instruments to limit its exposure to fluctuating interest rates. It is not the Company's policy to use these transactions for speculation purposes. The Company takes advantage of cash flow hedging activities through the use of interest rate swaps.

   The Company entered into interest rate swap arrangements with its mortgage holder. The Company makes monthly interest payments at the fixed rates of 8.1% and 7.92% on the $6.4 million and $375,000 loans, respectively. The Company receives payments based upon the one month Libor plus 175 basis points. In 2000, the net gain from the exchange of interest rate payments was approximately $1,800 and was included in interest expense. If the interest rate swap agreement was terminated as of December 31, 2000, the Company would owe its lender an additional $105,000. The Company does not anticipate terminating the interest rate swap agreement prior to its expiration date of November 1, 2004.

   Effective January 1, 2001, the Company will adopt Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and the impact of the adoption will be a $105,000 charge to other comprehensive income.

   The Company's international operations are directed from offices in the United Kingdom. International operations accounted for approximately 3.3% of the Company's net sales in 2000, principally from the United Kingdom. In 2000, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

   Financial Statements:

                                                                       Page
                                                                       ----
    Consolidated Balance Sheets at December 31, 2000 and 1999......  F-1
    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000...................  F-2
    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000...................  F-3
    Consolidated Statements of Changes in Stockholders' Equity for
     each of the three years in the period ended December 31,
     2000..........................................................  F-4--F-5
    Notes to Consolidated Financial Statements.....................  F-6--F-18
    Independent Auditors' Report...................................  F-19

   Other supporting schedules are submitted in a separate section of this report following Item 14.

                           BUTLER INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
ASSETS
Current assets:
  Cash..................................................... $  2,031  $  1,067
  Accounts receivable, net of allowance for uncollectible
   accounts of $1,372 and $2,123...........................   80,384    68,291
  Inventories..............................................      479       388
  Other current assets.....................................    8,633     6,689
                                                            --------  --------
    Total current assets...................................   91,527    76,435
Property and equipment, net................................   22,720    19,482
Other assets...............................................    4,091     4,417
Excess cost over net assets of businesses acquired, net of
 accumulated amortization of $16,954 and $14,552...........   62,468    64,329
                                                            --------  --------
    Total assets........................................... $180,806  $164,663
                                                            ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities................. $ 29,295  $ 26,158
  Current portion of long-term debt........................    6,062     7,106
                                                            --------  --------
    Total current liabilities..............................   35,357    33,264

Revolving credit facility..................................   50,763    35,491
Other long-term debt.......................................   25,548    30,588
Other long-term liabilities................................    4,421     4,078

Commitments and contingencies (see note 12)

Stockholders' equity:
  Preferred stock: par value $.001 per share, authorized
   15,000,000; issued 5,188,922 in 2000 and 4,843,914 in
   1999 shares of
   Series B 7% Cumulative Convertible (Aggregate
   liquidation preference $5,189
   in 2000 and $4,844 in 1999).............................        5         5
  Common stock: par value $.001 per share, authorized
   125,000,000; issued 10,095,075 in 2000 and 9,950,600 in
   1999; outstanding
   9,419,435 in 2000 and 9,446,467 in 1999.................       10        10
  Additional paid-in capital...............................   96,285    95,903
  Accumulated deficit......................................  (25,084)  (29,643)
  Accumulated other comprehensive loss.....................     (527)     (384)
                                                            --------  --------
    Sub-total..............................................   70,689    65,891
                                                            --------  --------
  Less--Treasury stock 675,640 shares in 2000 and 504,133
   shares in 1999..........................................   (5,972)   (4,649)
                                                            --------  --------
    Total stockholders' equity.............................   64,717    61,242
                                                            --------  --------
    Total liabilities and stockholders' equity............. $180,806  $164,663
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           BUTLER INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Net sales........................................ $427,655  $414,326  $444,146
Cost of sales....................................  336,464   323,941   358,254
                                                  --------  --------  --------
  Gross margin...................................   91,191    90,385    85,892
Depreciation and amortization....................    6,590     5,318     4,278
Selling, general and administrative expenses.....   70,623    64,807    62,872
                                                  --------  --------  --------
  Operating income...............................   13,978    20,260    18,742
Interest expense.................................   (6,746)   (4,776)   (4,717)
                                                  --------  --------  --------
  Income before income taxes.....................    7,232    15,484    14,025
Income tax expense...............................    2,327     4,883     4,181
                                                  --------  --------  --------
  Net income..................................... $  4,905  $ 10,601  $  9,844
                                                  ========  ========  ========
Net income per share:
  Basic.......................................... $   0.49  $   1.05  $   1.00
  Diluted........................................ $   0.44  $   0.91  $   0.84
Average number of common shares and dilutive
 common share equivalents outstanding
  Basic..........................................    9,394     9,760     9,681
  Diluted........................................   11,172    11,632    11,691


  The accompanying notes are an integral part of these consolidated financial statements.

                           BUTLER INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     2000     1999      1998
                                                   --------  -------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................... $  4,905  $10,601  $  9,844
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and excess purchase price
     amortization.................................    6,590    5,318     4,278
    Amortization of deferred financing and
     employee
     stock purchase plan loans....................      136      142       106
    Provision for bad debt........................     (751)  (1,186)    1,844
    Provision for deferred taxes..................      606      313      (708)
    Prepaid pension expense.......................     (649)     --        --
  (Increase) decrease in assets, increase
   (decrease) in liabilities:
    Accounts receivable...........................  (11,342)  (1,756)  (12,366)
    Inventories...................................      (91)      53     1,755
    Other current assets..........................   (1,778)  (1,378)      202
    Other assets..................................      200   (1,848)     (910)
    Current liabilities...........................    3,447   (4,005)    2,057
    Other long term liabilities...................      159      727      (132)
                                                   --------  -------  --------
  Net cash provided by operating activities.......    1,432    6,981     5,970
                                                   --------  -------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures............................   (7,426)  (5,992)   (3,391)
  Cost of businesses acquired.....................     (541)  (8,629)  (35,210)
  Purchase of investment securities...............     (259)     --        --
  Expenses paid in conjunction with discontinued
   operations.....................................      --       --        (47)
                                                   --------  -------  --------
  Net cash used in investing activities...........   (8,226) (14,621)  (38,648)
                                                   --------  -------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facility..   15,272    8,240     6,266
  Proceeds from acquisition facility..............      487    8,636    27,130
  Repayment of long term debt.....................   (6,571)  (4,521)     (988)
  Net proceeds from the exercise of common stock
   options........................................      440    1,614       708
  Loans issued for exercise of stock options......     (404)    (891)     (349)
  Repurchase common stock.........................   (1,502)  (6,168)      (24)
  Issuance of treasury stock......................      179    1,138       --
                                                   --------  -------  --------
  Net cash provided by financing activities.......    7,901    8,048    32,743
                                                   --------  -------  --------
  Foreign currency translation....................     (143)    (251)      (69)
                                                   --------  -------  --------
  Net increase (decrease) in cash.................      964      157        (4)
  Cash at beginning of period.....................    1,067      910       914
                                                   --------  -------  --------
  Cash at end of period........................... $  2,031  $ 1,067  $    910
                                                   ========  =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           BUTLER INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands except share data)

                              Series B
                          Preferred Stock    Common Stock      Treasury Stock
                          ---------------- ------------------ ------------------
                           Shares   Amount   Shares    Amount  Shares    Amount
                          --------- ------ ----------  ------ --------  --------
Balance at December 31,
 1997...................  2,814,133  $  3   6,380,023   $  6
Comprehensive income:
 Net income.............        --    --          --     --        --        --
 Current year foreign
  currency adjustments..        --    --          --     --        --        --

  Total comprehensive
   income...............

Repurchase and retire
 shares.................        --    --       (2,146)   --        --        --
Loans issued for
 exercise of options....        --    --                 --        --        --
Issuances of common
 stock..................        --    --      128,166      1       --        --
Dividends Paid..........    200,431   --          --     --        --        --
                          ---------  ----  ----------   ----  --------  --------
Balance at December 31,
 1998...................  3,014,564     3   6,506,043      7       --        --

Comprehensive income:
 Net income.............        --    --          --     --        --        --
 Current year foreign
  currency adjustments..        --    --          --     --        --        --

  Total comprehensive
   income...............

Adjust for three-for-two
 stock split............  1,507,282     2   3,253,022      3       --        --
Repurchase and retire
 shares.................        --    --       (7,215)   --        --        --
Loans issued for
 exercise of options....        --    --          --     --        --        --
Issuances of common
 stock..................        --    --      198,750    --        --        --
Purchase treasury
 stock..................        --    --          --     --   (647,840) $ (6,090)
Issue treasury stock....        --    --          --     --    143,707     1,441
Dividends Paid..........    322,068   --          --     --        --        --
                          ---------  ----  ----------   ----  --------  --------
Balance at December 31,
 1999...................  4,843,914  $  5   9,950,600   $ 10  (504,133) $ (4,649)
Comprehensive income:
 Net income.............        --    --          --     --        --        --
 Current year foreign
  currency adjustments..        --    --          --     --        --        --
  Total comprehensive
   income...............
Loans issued for
 exercise of options....        --    --          --     --        --        --
Issuances of common
 stock..................        --    --      144,475    --        --        --
Purchase treasury
 stock..................        --    --          --     --   (190,403)   (1,502)
Issuance treasury
 stock..................        --    --          --     --     18,896       179
Dividends Paid..........    345,008   --          --     --        --        --
                          ---------  ----  ----------   ----  --------  --------
Balance at December 31,
 2000...................  5,188,922  $  5  10,095,075   $ 10  (675,640) $ (5,972)
                          =========  ====  ==========   ====  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                           BUTLER INTERNATIONAL, INC.

                        (in thousands except share data)

                                           Cumulative
                                Additional  Foreign                   Total
                                 Paid-in    Exchange  Accumulated Shareholders'
                                 Capital   Adjustment   Deficit      Equity
                                ---------- ---------- ----------- -------------
Balance at December 31, 1997..   $94,710      $ (64)   $ (49,566)    $45,089
Comprehensive income:
 Net income...................       --         --         9,844       9,844
 Current year foreign currency
  adjustments.................       --         (69)         --          (69)
                                                                     -------
  Total comprehensive income..                                         9,775
                                                                     -------
Repurchase and retire shares..       (24)       --           --          (24)
Loans issued for exercise of
 options......................      (349)       --           --         (349)
Issuances of common stock.....       707        --           --          708
Dividends Paid................       200        --          (200)        --
                                 -------     ------    ---------     -------
Balance at December 31, 1998..    95,244       (133)     (39,922)     55,199
Comprehensive income:
 Net income...................       --         --        10,601      10,601
 Current year foreign currency
  adjustments.................       --        (251)         --         (251)
                                                                     -------
  Total comprehensive income..                                        10,350
                                                                     -------
Adjust for three-for-two stock
 split........................       (5)        --           --          --
Repurchase and retire shares..       (78)       --           --          (78)
Loans issued for exercise of
 options......................      (891)       --           --         (891)
Issuances of common stock.....     1,614        --           --        1,614
Purchase treasury stock.......       --         --           --       (6,090)
Issue treasury stock..........      (303)       --           --        1,138
Dividends Paid................       322        --          (322)        --
                                 -------     ------    ---------     -------
Balance at December 31, 1999..   $95,903     $ (384)   $ (29,643)    $61,242
Comprehensive income:
 Net income...................       --         --         4,905       4,905
 Current year foreign currency
  adjustments.................       --        (143)         --         (143)
                                                                     -------
  Total comprehensive income..                                         4,762
                                                                     -------
Loans issued for exercise of
 options......................      (404)       --           --         (404)
Issuances of common stock.....       440        --           --          440
Purchase treasury stock.......       --         --           --       (1,502)
Issuance treasury stock.......       --         --           --          179
Dividends Paid................       346        --          (346)        --
                                 -------     ------    ---------     -------
Balance at December 31, 2000..   $96,285     $ (527)   $ (25,084)    $64,717
                                 =======     ======    =========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          BUTLER INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

Consolidation and Presentation

   The consolidated financial statements include the accounts of Butler International, Inc. the ("Company") and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. Certain amounts from prior years' consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

 Business

   The Company is a provider of strategic outsourcing, project management and staff augmentation services. These services are provided through four ISO 9002 certified business segments, Butler Telecom, Butler Technology Solutions, Butler Technical Group and Butler Fleet Services.

   Butler Telecom services help telecommunications equipment manufacturers, carriers, and service providers create additional bandwidth in the public network infrastructure. Services and solutions include a full range of optical, wireless and broadband equipment installation and test, cable broadband design and specialty project services to the voice data and video communications industry. Butler Telecom employees provide applied engineering services, installation, test and maintenance of central office and customer premise equipment for voice and data applications, with both standard coaxial cable and fiber optic capabilities. Butler Telecom also provides drafting, design, printing and graphics services to a wide range of industries.

   Butler Technology Solutions helps companies implement business solutions that harness the power of the Internet to optimize business performance. The Company delivers its solutions and services through established practice areas including Customer Relationship Management (CRM), Business Intelligence, Enterprise Applications, Quality Assurance, and technology staffing. Butler Technology Solutions serves a variety of industries including financial services, telecommunications, consumer products and all sectors of the information technology industry, from development through testing and final software quality assurance. Also included in the Butler Technology Solutions business is BlueStorm, which helps organizations address the demands placed on their internal network stemming from growing e-business activities. BlueStorm provides enterprise network consulting services including: network assessments, design and implementation, Network Operating Center (NOC) design and deployment, and service provider selection; network security services such as risk assessment, vulnerability and exploit testing, and security engineering and management; and project management. BlueStorm provides services to the telecommunications, entertainment, consumer/industrial products and financial services industries.

   Butler Technical Group provides skilled technical and engineering personnel, project management, and total outsourcing solutions to companies worldwide and to a wide range of industries including aerospace, aircraft, automotive, pharmaceuticals, energy and electronics. It also provides engineering support services including strategic consulting, project management, drafting and design, and total outsourcing, while specializing in establishing, managing, and staffing dedicated engineering support centers carrying out both long-term and short-term projects.

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

                          BUTLER INTERNATIONAL, INC.

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

 Earnings Per Common Share

   The following table represents the computation of basic and diluted earnings per common share as required by Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share (in thousands, except per share data). All per share amounts have been adjusted to reflect a 3-for-2 common stock split distributed to shareholders of record on June 1, 1999. The income available to common shareholders for the basic earnings per share calculation has been adjusted by Series B preferred stock dividends of $346, $322 and $200 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                                          2000   1999    1998
                                                         ------ ------- ------
   Basic Earnings per Share:
   Income available to common shareholders.............. $4,560 $10,279 $9,644
                                                         ------ ------- ------
   Weighted average common shares outstanding...........  9,394   9,760  9,681
                                                         ------ ------- ------
   Basic earnings per common share...................... $ 0.49 $  1.05 $ 1.00
                                                         ====== ======= ======
   Diluted Earnings per Share:
   Income available to common shareholders assuming
    conversion.......................................... $4,905 $10,601 $9,844
                                                         ------ ------- ------
   Weighted average common shares outstanding...........  9,394   9,760  9,681
   Common stock equivalents.............................    373     561    786
   Assumed conversion of preferred stock................  1,405   1,311  1,224
                                                         ------ ------- ------
       Total weighted average common shares............. 11,172  11,632 11,691
                                                         ------ ------- ------
   Diluted earnings per common shares................... $ 0.44 $  0.91 $ 0.84
                                                         ====== ======= ======

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

 Fair Value of Financial Instruments

   The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short term maturity of these instruments. The carrying amount of current and long-term

                          BUTLER INTERNATIONAL, INC.

debt approximates fair values based on the fact that the related interest rates fluctuate with market rates. The Company has interest rate swap arrangements with its mortgage holder and monitors the effectiveness of these arrangements on a quarterly basis.

 Revenue Recognition

   The Company's net sales relate to service revenues net of discounts of its wholly-owned subsidiaries. Service revenues are recognized upon performance of such services at amounts expected to be ultimately realized.

 Inventory

   Inventory consists of purchased goods and is valued at the lower of cost or market. Cost is determined by using an average cost per unit.

 Foreign Currency Translation

   For foreign operations, the assets and liabilities are translated at the current exchange rates, while income and expenses are translated at the average exchange rates for the period. Translation gains and losses are reported as a component of comprehensive income.

2. PROPERTY AND EQUIPMENT:

   Property and equipment is summarized as follows (in thousands):

                                                               2000      1999
                                                             --------  --------
     Land................................................... $  5,662  $  5,662
     Buildings..............................................    4,168     4,168
     Motor vehicles and equipment...........................   10,742     9,388
     Computer hardware and software.........................   20,715    16,106
     Leasehold improvements.................................    2,768     2,215
                                                             --------  --------
                                                               44,055    37,539
     Less accumulated depreciation..........................  (21,335)  (18,057)
                                                             --------  --------
       Property and equipment, net.......................... $ 22,720  $ 19,482
                                                             ========  ========

   Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $4,188, $3,036 and $2,477, respectively.

3. CURRENT LIABILITIES:

   Accounts payable and accrued liabilities are comprised of the following (in thousands):

                                                                 2000    1999
                                                                ------- -------
     Insurance-related payables................................ $ 4,436 $ 7,628
     Accounts payable..........................................   7,208   4,918
     Accrued compensation......................................   5,930   2,955
     Taxes other than income taxes.............................   4,957   2,315
     Accrued pension and 401(k) contributions..................   2,696   3,224
     Income taxes payable......................................     --      638
     Deferred compensation.....................................     222     411
     Other.....................................................   3,846   4,069
                                                                ------- -------
       Accounts payable and accrued liabilities................ $29,295 $26,158
                                                                ======= =======

                          BUTLER INTERNATIONAL, INC.

4. LONG-TERM DEBT:

   Long-term debt is summarized as follows (in thousands):

                                                              2000     1999
                                                             -------  -------
     Credit Facility, due July, 2002........................ $50,763  $35,491
     Acquisition Facility, due July, 2002...................  25,318   29,929
     U.K. Credit Facility...................................     551    1,548
     Mortgage and note payable related to Corporate
      headquarter facility..................................   5,741    6,217
                                                             -------  -------
                                                              82,373   73,185
     Less current portion...................................  (6,062)  (7,106)
                                                             -------  -------
       Long-term debt....................................... $76,311  $66,079
                                                             =======  =======

   The Company has scheduled principal payments on its acquisition facility and its mortgage facility of $5,511, $20,478, $338 and $4,726 for 2001, 2002,
2003 and 2004, respectively.

 Credit Facility

   The Company has a credit agreement with General Electric Capital Corporation ("GECC") which, as amended, provides a revolving credit facility for loans up to $57.0 million, including $9.0 million for letters of credit, and an acquisition facility for up to $28.0 million. From time to time during the third and fourth quarters of 2000, the credit facility exceeded $57 million with permission from GECC. The Company has guaranteed all obligations incurred or created under the credit agreement. The Company is in compliance with the required affirmative and financial covenants.

   As of December 31, 2000, $50.8 million was outstanding under the revolving credit facility and an additional $3.6 million was used to collateralize letters of credit. The interest rate in effect at December 31, 2000, was 8.65% or 200 basis points above the 30 day commercial paper rate. The average interest rate during 2000 was 7.6%. Interest reductions are available based upon the Company achieving certain financial results.

   At December 31, 2000, $25.3 million was outstanding under the acquisition facility with an effective interest rate of 9.15%, or 250 basis points above the 30 day commercial paper rate. The average interest rate in 2000 was 8.77%.

 U.K. Credit Facility

   The Company's U.K. operation has a credit facility with TSB Commercial Finance Ltd., which provides up to (Pounds)1.5 million in loans. The total amount of loans outstanding under this facility may not exceed 80% of eligible receivables. The interest rate chargeable to the Company is currently 8.0%. The balance outstanding as of December 31, 2000 was (Pounds)369,273 or $551,362.

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

                          BUTLER INTERNATIONAL, INC.

   The Company has a seven year mortgage for its corporate office facility. The mortgage consists of a $6.4 million loan, that is repayable based on a 15 year amortization schedule and a $350,000 loan that is repayable based on a 4 year schedule. The variable interest rate on these loans is one month Libor plus 175 basis points. The outstanding balance of the loans was $5.7 million at December 31, 2000.

   The Company entered into an interest rate swap arrangement with its mortgage holder on its $6.75 million mortgage notes. The Company makes monthly interest payments at the fixed rates of 8.1% and 7.92% on the $6.4 million loan and the $350,000 loan, respectively. The Company receives payments based upon Libor plus 175 basis points. In 2000, the net gain from the exchange of interest rate payments was approximately $1,800 and was included in interest expense. If the interest rate swap agreement was terminated as of December 31, 2000, the Company would owe an additional $105,000. The Company does not anticipate terminating the interest rate swap agreement prior to its expiration date of November 1, 2004.

5. COMMON STOCK:

   In 1998, the Company received proceeds of $298,400 from the exercise of 120,000 common stock purchase warrants. At December 31, 2000, the Company had 97,500 common stock purchase warrants outstanding with exercise prices ranging from $2.41 to $4.00 per share and expiration dates from June, 2003 to April, 2005.

   The Company received proceeds of $423,658 (net of tax benefit of $16,958), $920,625 (net of tax benefit of $693,000) and $293,799 (net of tax benefit of $116,000) in 2000, 1999 and 1998, respectively, from the exercise of 144,475, 198,750 and 72,249 options granted under various stock option plans.

6. CUMULATIVE CONVERTIBLE PREFERRED STOCK:

   The Company's Series B Cumulative Convertible Preferred Stock ("Series B Preferred Shares") accrues dividends at the rate of 7% per annum, based upon a liquidation value of $1.00 per share, payable in cash or in-kind at the option of the holder. In 2000, 1999 and 1998, dividends in-kind amounting to $345,008, $322,068 and $200,431, respectively, were paid to the holders of Series B Preferred Shares. Series B Preferred Shares are convertible at a ratio of one Series B Preferred Share to .285 Common Shares.

7. TREASURY STOCK:

   In September 1999, the Company's Board of Directors authorized the repurchase of up to one million shares of its common stock representing approximately 10% of the outstanding shares. During 2000 and 1999, the Company repurchased 170,900 and 635,000 shares, respectively, in accordance with the stock repurchase program. The Company re-issued 14,788 shares in 2000 and 142,785 shares in 1999 as partial payments for 1998 acquisitions. During 2000 and 1999, the Company also purchased 19,503 and 12,840 shares, respectively, of its common stock on the open market which were used for awards to certain employees in conjunction with their employment agreements. The awards have a vesting period of approximately two to four years. Compensation expense is recorded over the vesting period. The expense recorded in 2000, 1999 and 1998 was approximately $80,000, $48,000 and $22,000, respectively. In 2000 and 1999, 4,108 and 922 shares, respectively, were vested and granted to employees.

8. STOCK OPTIONS

   The Company has in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel. The Company has adopted a 1985 Incentive Stock Option Plan (the "ISOP"), a 1985 non-qualified Stock Option Plan (the "Non-qualified Plan"), a 1989

                          BUTLER INTERNATIONAL, INC.

Directors Stock Option Plan ("Directors Plan"), a 1992 Stock Option Plan ("1992 Non-qualified Plan"), a 1992 Incentive Stock Option Plan ("1992 ISOP"), a 1992 Stock Bonus Plan ("1992 Bonus Plan"), and a 1992 Stock Option Plan for Non-employee Directors ("1992 Directors Plan"). Options granted under the 1992 and 1985 stock plans expire ten years from the date they were granted and vest over service periods that range between zero to five years. There were a total of 3,720,000 shares authorized under these plans. Options granted under the 1989 and 1992 Directors Stock Option Plans expire five and ten years, respectively, from the date of grant and vest immediately. There were a total of 847,500 shares authorized under the director plans. In 2000, the Company adopted the BlueStorm Stock Option Plan, which allows the Company to issue stock options of its wholly owned subsidiary, BlueStorm, Inc. These options are not convertible into options or stock of the Company. BlueStorm options expire five years from date of grant and vest over three years. There were a total of 4,500,000 shares authorized under the plan. In addition, the Company has encouraged its directors to subscribe for shares of common stock from time to time at a price equal to the market price of the common stock at the time of their subscription.

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and other related interpretations in accounting for its stock option plans. No compensation expense has been recognized for these plans. If compensation cost had been determined based upon the fair value at grant date consistent with the accounting methodology prescribed under SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income would have been reduced by approximately $784,000, $669,000 and $547,000 for 2000, 1999 and 1998, respectively. Basic earnings per share would have been reduced by approximately $0.08, $0.07 and $0.06 for 2000, 1999 and 1998, respectively. Diluted earnings per share would have been reduced by $0.07 for 2000, $0.06 for 1999 and $0.05 for 1998. The weighted average fair value of Butler options granted during 2000, 1999 and 1998 are estimated to be $4.61, $5.38 and $7.45, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2000, 1999 and 1998, respectively: volatility of 54%, 60% and 45%; risk-free interest rates of 6.39%, 6.02% and 5.40%; assumed forfeiture rates of 12.7%, 12.8% and 14.8%;
and expected lives of 6.69, 6.53 and 6.70 years for 2000, 1999 and 1998, respectively. The weighted average fair value of BlueStorm options granted in 2000 are estimated to be $0.44 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 54%; risk-free interest rate of 5.83%; assumed forfeiture rate of 12%; and expected lives of 5 years.

   Changes in stock options outstanding are as follows:

                               2000               1999               1998
                         ------------------ ------------------ ------------------
                                    Average            Average            Average
                          Shares     Price   Shares     Price   Shares     Price
                         ---------  ------- ---------  ------- ---------  -------
Outstanding balance at
 beginning of year...... 1,164,475  $ 7.12  1,082,100  $ 9.01  1,023,100  $ 4.53
Granted.................   186,250    8.62    281,125    9.64    135,750   16.14
Exercised...............  (144,475)   2.93   (198,750)   4.63    (72,250)   4.07
Canceled................   (23,000)   8.68        --      --      (4,500)   7.00
                         ---------          ---------          ---------
  Outstanding balance at
   end of year.......... 1,183,250  $ 7.83  1,164,475  $ 7.12  1,082,100  $ 9.01
                         =========          =========          =========
  Options exercisable at
   end of year..........   836,000  $ 7.29    750,733  $ 6.02    876,726  $ 5.40
                         =========          =========          =========

                          BUTLER INTERNATIONAL, INC.

   The following table summarizes information about stock options at December 31, 2000:

                                 Options Outstanding       Options Exercisable
                            ------------------------------ --------------------
                                        Weighted  Weighted             Weighted
                                         Average  Average    Number    Average
                            Outstanding Remaining Exercise Exercisable Exercise
                            at 12/31/00   Life     Price   at 12/31/00  Price
                            ----------- --------- -------- ----------- --------
   $2.08-$5.25.............    380,775  3.7 years  $ 3.41    357,275    $ 3.31
   $5.50-$8.63.............    470,850  7.4 years    7.44    273,850      6.92
   $9.68-$17.67............    331,625  8.0 years   13.48    204,875     14.73
                             ---------                       -------
     Total.................  1,183,250  6.4 years  $ 7.83    836,000    $ 7.29
                             =========                       =======

   In 2000, the Company granted 2,081,600 BlueStorm stock options with an exercise price of $2.00 per share. The Company canceled 91,700 of the options granted in 2000. These options have a weighted average remaining life of 4.7 years and a weighted average exercise price of $2.00 per share. No BlueStorm options have been exercised.

9. EMPLOYEE STOCK PURCHASE PLAN:

   The Butler International, Inc. 1990 Employee Stock Purchase Plan (the "Plan") made available $2.5 million for loans to officers, directors, and other key employees to purchase Company stock. Except for the loans to outside directors, the Company, subject to the Plan provisions, may reduce the amount due with respect to each loan by twenty-five percent of the original principal balance on successive anniversary dates of the loan, provided that the employee remains employed by the Company or one of its subsidiaries on such anniversary dates, or has not terminated his employment for other than a reason permitted by the Plan. The shares acquired by the outside directors pursuant to the Plan were subject to forfeiture ratably under certain conditions. No such loans were forgiven in 2000, 1999 or 1998.

10. EMPLOYEE BENEFIT PLANS:

Defined Benefit Plan

   The Company has a defined benefit pension plan ("DBP"). Benefits under the DBP are determined based on earnings and period of service. The Company funds the DBP in accordance with the minimum funding requirements of the Employees Retirement Income Security Act of 1974. A participant's Employee Stock Option Plan ("ESOP") credits reduces benefits payable under the plan.

   Effective June 1997, retroactive to December 31, 1996, the Company froze future benefit accruals under the DBP and ESOP and approved a matching program under its 401(k) plan, in lieu of benefits, which said participants would otherwise have accrued under the DBP. The effect of freezing the DBP resulted in a gain, which was not material.

   Change in pension benefit obligation (in thousands):

                                                                  2000    1999
                                                                 ------  ------
     Benefit obligations at beginning of year................... $2,432  $2,022
     Interest cost..............................................    181     164
     Actuarial loss.............................................     51     284
     Benefits paid..............................................   (240)    (38)
                                                                 ------  ------
       Benefit obligations at end of year....................... $2,424  $2,432
                                                                 ======  ======

                          BUTLER INTERNATIONAL, INC.

   Change in plan assets (in thousands):

                                                        2000    1999
                                                       ------  ------
     Fair value of the plan assets at beginning of
      year...........................................  $4,313  $3,546
     Return on plan assets...........................    (173)    805
     Benefits paid...................................    (240)    (38)
                                                       ------  ------
       Fair value of the plan assets at end of year..  $3,900  $4,313
                                                       ======  ======
     Funded rate.....................................  $1,476  $1,881
     Unrecognized net gain...........................    (826) (1,487)
                                                       ------  ------
       Prepaid benefit cost..........................  $  650  $  394
                                                       ======  ======

   Assumptions used in determining net pension expense were:

                                                        2000    1999    1998
                                                       ------  ------  ------
     Discount rate...................................    7.50%   6.75%   6.75%
     Rates of increase in compensation levels........     N/A     N/A     N/A
     Expected long-term rate of return on assets.....    9.00%   9.00%   9.00%

   Components of net periodic benefit cost (in thousands):

                                                        2000    1999    1998
                                                       ------  ------  ------
     Interest cost...................................  $  181  $  164  $  128
     Return on assets................................    (386)   (317)   (290)
     Recognized net actuarial gain...................     (51)    (24)    (67)
                                                       ------  ------  ------
       Net periodic (benefit)........................  $ (256) $ (177) $ (229)
                                                       ======  ======  ======

   At December 31, 2000, approximately 23% of plan assets were held in fixed income investments and 77% in equity investments, compared to 20% in fixed investments and 80% in equity investments at December 31, 1999.

 401(K) Plan

   The Company provides a 401(k) savings plan. Effective December 31, 1996, the Company froze its DBP and ESOP and approved a matching program under the 401(k) plan. The Company made matching contributions of approximately $575,000, $500,000 and $357,000 in 2000, 1999 and 1998, respectively.

 Postemployment and Postretirement Benefits

   The Company currently does not provide postemployment and postretirement benefits other than pensions.

11. INCOME TAXES:

   The components of income tax expense were as follows (in thousands):

                                                            2000   1999   1998
                                                           ------ ------ ------
     Current taxes
       Federal............................................ $1,436 $3,795 $3,387
       State..............................................    285    775  1,502
       Foreign............................................    --     --     --
                                                           ------ ------ ------
         Total current taxes..............................  1,721  4,570  4,889
     Deferred tax expense (benefit).......................    606    313   (708)
                                                           ------ ------ ------
         Total income tax expense......................... $2,327 $4,883 $4,181
                                                           ====== ====== ======

                          BUTLER INTERNATIONAL, INC.

   Significant components of the Company's deferred tax assets as of December 31, 2000 and 1999 are as follows (in thousands):

                                                                  2000    1999
                                                                 ------  ------
     Current Deferred Tax Assets:
       Allowance for doubtful accounts.......................... $  634  $  271
       Accrual not currently deductible.........................  2,924   3,739
       Net operating loss carryforwards.........................  1,054   1,092
       Other....................................................    872   1,245
       Valuation allowance......................................   (829)   (771)
                                                                 ------  ------
         Net current deferred tax asset
          (included in other current assets)....................  4,655   5,576
                                                                 ------  ------
     Non-Current Deferred Tax Liabilities:
       Depreciation and amortization............................ (1,405)   (493)
       Other....................................................    (50)    (6)
                                                                 ------  ------
         Net non-current deferred tax liability................. (1,455)   (499)
                                                                 ------  ------
         Net deferred tax assets................................ $3,200  $5,077
                                                                 ======  ======

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

   U.K. net operating loss carryforwards of approximately $3.6 million from 1996 and 1995 are available to reduce future U.K. taxable income. U.K. tax law provides an unlimited life for net operating loss carryforwards. As of December 31, 1998, the benefit of the U.K. net operating losses had not been recognized for financial reporting purposes because it was believed that realization would not be likely in the foreseeable future. As of December 31, 2000, and after four consecutive years of loss utilization, the Company believes that it is more likely than not that a portion of the U.K. net operating losses will be realized.

   A reconciliation between the income tax expense computed by applying the federal statutory rate to income from operations before income taxes to the actual expense (benefit) is as follows (in thousands):

                                                  2000     1999     1998
                                                 -------  -------  -------
   Income tax expense at statutory rate........  $ 2,531  $ 5,419  $ 4,909
   Amortization of excess of cost over net
    assets of business acquired................      360      359      294
   Disallowed portion of business meals and
    entertainment..............................      570      380      247
   Utilization of net operating loss and credit
    carryforwards..............................     (107)    (185)  (2,067)
   Net change in deferred taxes including
    changes in valuation allowance.............   (1,008)  (1,438)    (708)
   State income tax expense, net of federal tax
    benefit....................................      188      504    1,472
   Other including federal graduated and
    foreign tax rate differentials.............     (207)    (156)      34
                                                 -------  -------  -------
     Provision for income taxes................  $ 2,327  $ 4,883  $ 4,181
                                                 =======  =======  =======

                          BUTLER INTERNATIONAL, INC.

12. COMMITMENTS AND CONTINGENCIES:

   The Company has operating leases for office space and various computer equipment. Estimated minimum future rental commitments under non-cancelable leases at December 31, 2000 are as follows (in thousands):

             2001...................................................... $ 4,387
             2002......................................................   3,608
             2003......................................................   2,348
             2004......................................................   1,340
             2005......................................................     852
             Thereafter................................................   1,125
                                                                        -------
               Total................................................... $13,660
                                                                        =======

   Substantially all of the leases provide for increases based upon use of utilities and lessors' operating expenses. Net rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $5.4 million, $4.8 million and $4.5 million, respectively.

   The Company and its subsidiaries are parties to various legal proceedings and claims incidental to its normal business operations for which no material liability is expected beyond which is recorded. While the ultimate resolution is not known, management does not expect that the resolution of such matters will have a material adverse effect on the Company's financial statements and results of operations.

13. RELATED PARTY TRANSACTIONS:

   Under various approved stockholder option plans and other stock purchase agreements, certain directors have executed primarily non-interest bearing notes payable to the Company to purchase common stock. As of December 31, 2000, approximately $5.0 million was outstanding under such notes including a $367,000 note executed by the Chairman in 2000 for the exercise of 125,000 shares of the Company's common stock previously granted under the 1985 qualified stock option plan and notes totaling $1.7 million executed by the Chairman in 1999 for the exercise of 187,500 shares of the Company's common stock previously granted under the 1992 non-qualified stock option plan.

   During 2000, 1999 and 1998, the Company paid or accrued approximately $720,000, $556,000 and $732,000, respectively, in fees and expenses to McBreen & Kopko, it's outside counsel.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   During 2000, 1999 and 1998, the Company received approximately $52,000, $46,000, and $11,000, respectively, in federal, state and foreign income tax refunds.

   Cash paid for interest and federal, state and foreign income taxes for the years ended December 31, 2000, 1999, and 1998 is as follows (in thousands):

                                                             2000   1999   1998
                                                            ------ ------ ------
     Interest.............................................. $6,448 $4,551 $3,868
     Income taxes.......................................... $3,285 $4,111 $4,757

                          BUTLER INTERNATIONAL, INC.

15. FINANCIAL INSTRUMENTS AND DERIVATIVES:

   SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively, SFAS No.
133), is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income ("OCI") and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in the fair value will be recognized in earnings.

   The Company will adopt SFAS No. 133 on January 1, 2001 and will record a $105,000 charge to OCI as a cumulative transition adjustment. The Company will continue to monitor the hedged effectiveness of its derivative instruments.

16. SEGMENTS:

   Sales and operating profits by segment (in thousands):

                                                     2000      1999      1998
                                                   --------  --------  --------
     Sales:
       Telecom Services........................... $135,276  $ 98,612  $ 79,654
       Technology Solutions.......................   98,837   115,918    85,029
       Fleet Services.............................   45,123    43,403    61,735
       Technical Group............................  148,419   156,393   217,728
                                                   --------  --------  --------
         Consolidated Total....................... $427,655  $414,326  $444,146
                                                   ========  ========  ========
     Operating Profits:
       Telecom Services........................... $ 26,316  $ 17,195  $ 12,917
       Technology Solutions.......................   (1,869)    8,547    10,011
       Fleet Services.............................    1,599     3,236     3,245
       Technical Group............................   11,400    10,999    12,918
       Unallocated amounts........................  (23,468)  (19,717)  (20,349)
                                                   --------  --------  --------
         Consolidated Total....................... $ 13,978  $ 20,260  $ 18,742
                                                   ========  ========  ========

   The Company primarily operates in the United States. The Technical Group operations include the results of its United Kingdom ("UK") subsidiary. Net sales from the UK operation were approximately $14.0 million, $20.6 million and $16.1 million in 2000, 1999 and 1998, respectively. Operating profits from the UK subsidiary were approximately $527,000, $844,000 and $506,000 in 2000, 1999 and 1998, respectively.

   The Company provides services to over 1,600 clients. In 2000 and 1999, no single client accounted for 10% or more of the Company's net sales. In 1998 one client in the technical group segment accounted for 11.7% of the Company's net sales.

                          BUTLER INTERNATIONAL, INC.

   The Company's assets are reviewed by management on a consolidated basis because it is not meaningful to allocate assets to the various segments.

   Unallocated amounts of operating profits consist of corporate expenses, certain general and administrative expenses from field operations and goodwill amortization.

17. ACQUISITIONS:

   In March 1998, the Company acquired the operations of Argos Adriatic Corporation ("Argos"), a Silicon Valley information technology ("IT") company headquartered in Fremont, CA. The purchase price included $5.1 million paid in cash, plus a contingent payout to be paid over three years based on the future earnings of Argos in excess of certain annual thresholds. Argos provides a variety of IT support services to a wide range of clients in Northern California. In 2000 and 1999, the Company paid $0.5 million and $1.7 million, respectively, for earn outs and settlements in connection with the Argos acquisition.

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

   In June 1998, the Company's Telecommunication Services operation acquired WCC Telephone Services, Inc. ("WCC") a California based telecommunications services company. WCC specializes in central office services for customers such as Pacific Bell and Northern Telecom. The purchase price included $1.9 million paid in cash, plus contingent payouts of $20,000 and $278,000 paid in 2000 and 1999, respectively.

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

   In August 1998, the Company acquired ISL International, Inc. ("ISL"), an IT services company headquartered in Iselin, NJ. ISL has provided services to a wide range of companies in the metropolitan New York area since 1978. The purchase price included $7.4 million paid in cash, plus a multi-year contingent payout based on the future earnings of ISL. The Company reached a settlement with the principal officer of ISL and paid an additional $4.5 million in lieu of the multi-year contingent payout. The $4.5 million payment consisted of $3.4 million in cash and $1.1 million, or 142,785 of shares of treasury stock.

   In connection with the above acquisitions, the Company acquired substantially all of the operating assets and assumed certain liabilities of the acquired businesses. The transactions were recorded using the purchase method of accounting. Excess cost over net assets of businesses acquired has been recorded as goodwill and is being amortized over forty years.

   The accompanying consolidated statements of operations reflect the operating results of the acquisitions since the effective date of their respective acquisitions. Pro forma unaudited results of the Company and the acquisitions for the year ended December 31, 1998 assuming the acquisitions had been made as of January 1,

                          BUTLER INTERNATIONAL, INC.

1998, are summarized below (in thousands except per share amounts which have been restated to reflect the 1999 3-for-2 stock split):

                                                   1998
                                                 --------
            Net sales........................... $471,374
            Pre-tax income......................   14,938
            Net income..........................   10,485
            Diluted earnings per share.......... $   0.90

   The pro forma results were prepared for comparative purposes only and include certain adjustments such as goodwill amortization resulting from the acquisitions and increased interest expense on the acquisition related debt. They do not purport to be indicative of the results of operations which would have resulted had the combinations been in effect on January 1, 1998 or of future results of operations of the consolidated entities.

18. INTERIM FINANCIAL INFORMATION:

                                             First    Second   Third    Fourth
                                            -------- -------- -------- --------
                                              (in thousands, except per share
                                                     data) (unaudited)
2000 Quarters
Operations:
Net sales.................................. $ 97,475 $106,173 $110,651 $113,356
Gross margin...............................   21,081   23,589   23,133   23,388
Net income.................................    1,775    2,091      503      536
                                            ======== ======== ======== ========
Per share data:
Basic earnings per share................... $   0.18 $   0.21 $   0.05 $   0.05
                                            ======== ======== ======== ========
Diluted earnings per share................. $   0.16 $   0.19 $   0.05 $   0.05
                                            ======== ======== ======== ========
                                             First    Second   Third    Fourth
                                            -------- -------- -------- --------
1999 Quarters
Operations:
Net sales.................................. $105,878 $106,664 $101,839 $ 99,945
Gross margin...............................   22,035   24,314   22,380   21,656
Net income.................................    1,716    3,376    2,746    2,763
                                            ======== ======== ======== ========
Per share data:
Basic earnings per share................... $   0.17 $   0.33 $   0.27 $   0.28
                                            ======== ======== ======== ========
Diluted earnings per share................. $   0.15 $   0.29 $   0.23 $   0.25
                                            ======== ======== ======== ========

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Butler International, Inc.
Montvale, New Jersey

   We have audited the accompanying consolidated balance sheets of Butler International and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at
Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Butler International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set therein.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 20, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not Applicable.

                                   PART III

   A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than April 30, 2001, which is 120 days after the close of the Registrant's fiscal year. The proxy statement will be incorporated in Part III (Items 10 through 13) of Form 10-K.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   The following documents are filed as part of this report:

  (1) Financial Statements:

    Consolidated Balance Sheets at December 31, 2000 and 1999
    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000
    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000
    Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2000
    Notes to Consolidated Financial Statements
    Independent Auditors' Report

  (2) Financial Statement Schedules:

    For each of the three years in the period ended December 31, 2000 I--Condensed Financial Information of Registrant
    II--Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (3) Exhibits: The exhibit listing and exhibits follow the schedules.

   The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2001

                                          BUTLER INTERNATIONAL, INC.
                                          -------------------------------------
                                                (Registrant)

                                                          /s/ Edward M. Kopko
                                                 By: _______________________________________
                                                          Edward M. Kopko, Chairman

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   Name                               Title                  Date
                   ----                               -----                  ----

          /s/ Edward M. Kopko               Chairman of the Board of    March 29, 2001
___________________________________________  Directors and CEO
              Edward M. Kopko                (Principal Executive
                                             Officer)

       /s/ Michael C. Hellriegel            Senior Vice President       March 29, 2001
___________________________________________  and Chief Financial
           Michael C. Hellriegel             Officer

          /s/ John F. Hegarty               Director                    March 29, 2001
___________________________________________
              John F. Hegarty

      /s/ Frederick H. Kopko, Jr.           Director                    March 29, 2001
___________________________________________
          Frederick H. Kopko, Jr.

          /s/ Hugh G. McBreen               Director                    March 29, 2001
___________________________________________
              Hugh G. McBreen

        /s/ Nikhil S. Nagaswami             Director                    March 29, 2001
___________________________________________
            Nikhil S. Nagaswami

Schedule I

                    BUTLER INTERNATIONAL, INC. - PARENT ONLY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                                                    December 31,
                                                                                       -----------------------------------
                                                                                           2000                 1999
                                                                                       --------------       --------------
ASSETS
    Current assets                                                                           $ 5,904              $ 5,116
    Investment in and receivable from subsidiaries                                            78,178               71,416
    Other assets                                                                               1,189                  926
                                                                                       --------------       --------------

           Total assets                                                                     $ 85,271             $ 77,458
                                                                                       ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable and accrued liabilities                                                $ 17,648             $ 13,363
    Current portion of long-term debt                                                              -                  127
                                                                                       --------------       --------------

           Total current liabilities                                                          17,648               13,490
                                                                                       --------------       --------------

    Long-term liabilities                                                                      2,906                2,726
                                                                                       --------------       --------------

    Stockholders equity:
      Preferred stock                                                                              5                    5
      Common stock                                                                                10                   10
      Accumulated other comprehensive loss                                                      (527)                (384)
      Additional paid-in capital                                                              96,285               95,903
      Accumulated deficit                                                                    (25,084)             (29,643)
                                                                                       --------------       --------------
         Sub-total                                                                            70,689               65,891
                                                                                       --------------       --------------
      Less treasury stock                                                                     (5,972)              (4,649)
                                                                                       --------------       --------------
         Total stockholders' equity                                                           64,717               61,242
                                                                                       --------------       --------------

           Total liabilities and stockholders' equity                                       $ 85,271             $ 77,458
                                                                                       ==============       ==============


The accompanying notes are an integral part of these financial statements.

                    BUTLER INTERNATIONAL, INC. - PARENT ONLY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                                                   Year ended December 31,
                                                                   --------------------------------------------------------
                                                                       2000                 1999                 1998
                                                                   --------------       --------------       --------------
REVENUES
    Interest income                                                          $ 6                 $ 24                 $ 12
    Intercompany income                                                      141                  192                  160
                                                                   --------------       --------------       --------------

           Total Revenue                                                     147                  216                  172
                                                                   --------------       --------------       --------------

EXPENSES
    Administrative and operating expenses                                    103                  235                  456
    Interest expense                                                           2                   12                   13
                                                                   --------------       --------------       --------------

           Total expenses                                                    105                  247                  469
                                                                   --------------       --------------       --------------

Equity in income of subsidiaries                                           6,905               14,957               12,946
                                                                   --------------       --------------       --------------

      Income from operations before income taxes                           6,947               14,926               12,649

Income taxes                                                               2,042                4,325                2,805
                                                                   --------------       --------------       --------------

      Net income                                                         $ 4,905             $ 10,601              $ 9,844
                                                                   ==============       ==============       ==============


The accompanying notes are an integral part of these financial statements.

                    BUTLER INTERNATIONAL, INC. - PARENT ONLY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     Year ended December 31,
                                                                   --------------------------------------------------------
                                                                       2000                 1999                 1998
                                                                   --------------       --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $ 4,905             $ 10,601              $ 9,844
    Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
         Depreciation                                                          2                    2                    1
         Gains of subsidiaries                                            (6,905)             (14,957)             (12,946)
    (Increase) decrease in assets,
       increase (decrease) in liabilities:
         Other current assets                                                666                  704               (1,883)
         Other assets                                                       (259)                (806)                   -
         Accounts payable and accrued liabilities                          4,285                9,076                3,654
         Long-term liabilities                                            (1,275)                (307)               1,000
                                                                   --------------       --------------       --------------

    Net cash provided by (used in) operating activities                    1,419                4,313                 (330)
                                                                   --------------       --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - net                                                 -                   (1)                   -
    Other                                                                     (5)                  (5)                  (5)
                                                                   --------------       --------------       --------------

    Net cash used in investing activities                                     (5)                  (6)                  (5)
                                                                   --------------       --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from the exercise of
      common stock options                                                   440                1,614                  708
    Loans issued for exercise of options                                    (404)                (891)                (349)
    Repurchase of common stock                                            (1,502)              (6,168)                 (24)
    Issuance of treasury stock                                               179                1,138                    -
    Repayment of note payable                                               (127)                   -                    -
                                                                   --------------       --------------       --------------

    Net cash (used in) provided by financing activities                   (1,414)              (4,307)                 335
                                                                   --------------       --------------       --------------

    Net increase (decrease) in cash                                            -                    -                    -

    Cash at beginning of period                                                -                    -                    -
                                                                   --------------       --------------       --------------

    Cash at end of period                                                    $ -                  $ -                  $ -
                                                                   ==============       ==============       ==============


The accompanying notes are an integral part of these financial statements.

BUTLER INTERNATIONAL, INC. - PARENT ONLY
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
AT DECEMBER 31, 2000

1.   ACCOUNTING POLICIES:

          The investments in the Company's subsidiaries are carried at the Company's equity of the subsidiary, which represents amounts invested less the Company's equity in the losses to date. Significant intercompany balances and activities have not been eliminated in this unconsolidated financial information.

          No cash dividends were received from subsidiaries during the past three years.

          Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements in its 2000 Annual Report on Form 10-K.

2.   CONTINGENT LIABILITIES:

          The Company has guaranteed the Butler Service Group, Inc. ("BSG") revolving credit loan. Under the terms of the agreement, transfer of funds to the Company by BSG is restricted (see Note 4 of the Company's consolidated financial statements in its 2000 Annual Report on Form 10-K).

                           BUTLER INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                               Additions
                                                    --------------------------------
                                   Balance at        Charged to        Charged to                          Balance at
                                    beginning         costs and           other                              end of
Description                         of period         expenses          accounts         Deductions          period
------------------------------------------------------------------------------------------------------------------------
 1998
Allowance for uncollectible
    accounts receivable              $1,465,000        $2,058,000                 -         $ 214,000        $3,309,000
Reserve for discontinued
    operations                           47,000                 -                 -            47,000                 -

 1999
Allowance for uncollectible
    accounts receivable               3,309,000           350,000          (494,000) (a)    1,042,000         2,123,000
Allowance for uncollectible
    notes receivable                          -                 -           494,000  (a)            -           494,000

 2000
Allowance for uncollectible
    accounts receivable               2,123,000           483,000                 -         1,234,000         1,372,000
Allowance for uncollectible
    notes receivable                    494,000                 -                 -                 -           494,000

(a) Represents reclassification from allowance for uncollectible accounts receivable to allowance for uncollectible notes receivable.

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

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

* Denotes compensatory plan, compensation arrangement, or management contract.

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

10.38(c) Third Amendment Agreement, dated as of May 27, 1999, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed Exhibit 10.38(c) to the 1999 10-K, and hereby incorporated by reference.

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

10.38(g) Seventh Amendment Agreement, dated as of July 14, 2000, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed as exhibit 10.38(g) to Form 10-Q for the period ended September 30, 2000, and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

10.38(h) Eight Amendment Agreement, dated as of November 9, 2000, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed as exhibit 10.38(g) to Form 10-Q for the period ended September 30, 2000, and hereby incorporated by reference.

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

10.42 Asset Purchase Agreement, dated July 26, 1998, by and between Butler Telecom, Inc., ISL International, Inc. and Mervyn Haft, filed as Exhibit 10.46 to Form 10-Q for the period ended June 30, 1998, and hereby incorporated by reference.

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

10.48* Form of Promissory Note dated September 12, 2000 in the original amount of $367,000 executed by Edward M. Kopko and made payable to Butler International, Inc. filed herewith as Exhibit 10.48.

10.49* Form Pledge Agreement dated September 12, 2000 between Butler International, Inc. and Edward M. Kopko, filed herewith as
               Exhibit 10.49.

* Denotes compensatory plan, compensation arrangement, or management contract.

10.50* Form of Promissory Note dated September 12, 2000 in the original amount of $36,700 executed by R. Scott Silver-Hill and made payable to Butler International, Inc. filed herewith as Exhibit 10.50.

10.51* Form Pledge Agreement dated September 12, 2000 between Butler International, Inc. and R. Scott Silver-Hill, filed herewith as
               Exhibit 10.51.

10.52*         BlueStorm, Inc. 2000 Stock Option Plan, filed herewith as Exhibit
               10.52.

22.1           List of Subsidiaries of the Registrant.

23.1           Consent of Deloitte & Touche LLP.





* Denotes compensatory plan, compensation arrangement, or management contract.