Form 10-Q
period 2001-03-31
BUTLER INTERNATIONAL INC /MD/
filed 2001-05-15
CIK 786765

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended             March 31, 2001
                               ----------------------------------------

                                      OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to __________________


Commission file number             0-14951
                      -------------------------------

                          BUTLER INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Maryland                                        06-1154321
---------------------------------                 --------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                          Identification No.)


              110 Summit Avenue, Montvale, New Jersey     07645
            -------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                                (201) 573-8000
            -------------------------------------------------------
             (Registrant's telephone number, including area code)


________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ___.
                                       ---

As of April 25, 2001, 9,419,435 shares of the registrant's common stock, par value $0.001 per share, were outstanding and 675,640 shares were in treasury.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        ---------------------

Index to Financial Statements                                                                                            Page
-----------------------------                                                                                            ----
Consolidated Balance Sheets at March 31, 2001(unaudited) and December 31, 2000........................................    F-1

Consolidated Statements of Operations for the three-month periods ended
     March 31, 2001 and 2000 (unaudited)..............................................................................    F-2

Consolidated Statements of Cash Flows for the three-month periods ended
     March 31, 2001 and 2000 (unaudited)..............................................................................    F-3

Notes to Consolidated Financial Statements............................................................................  F-4 - F-6

                           BUTLER INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                                                                                                       As of
                                                                                      ---------------------------------------
                                                                                         March 31,               December 31,
                                                                                           2001                      2000
                                                                                      -------------              ------------
                                                                                       (unaudited)
ASSETS
  Current assets:
       Cash                                                                           $    6,902                 $    2,031
       Accounts receivable, net                                                           69,608                     80,384
       Inventories                                                                           423                        479
       Other current assets                                                               10,060                      8,633
                                                                                      ----------                 ----------
              Total current assets                                                        86,993                     91,527

    Property and equipment, net                                                           22,537                     22,720
    Other assets                                                                           4,191                      4,091
    Excess cost over net assets of businesses
       acquired, net                                                                      61,867                     62,468
                                                                                      ----------                 ----------
              Total assets                                                            $  175,588                 $  180,806
                                                                                      ==========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable and accrued liabilities                                       $   29,684                 $   29,295
       Current portion of long-term debt                                                   6,050                      6,062
                                                                                      ----------                 ----------
              Total current liabilities                                                   35,734                     35,357
                                                                                      ----------                 ----------
    Revolving credit facility                                                             49,157                     50,763
    Other long-term debt                                                                  24,400                     25,548
    Other long-term liabilities                                                            4,008                      4,421

    Commitments and contingencies

    Stockholders' equity:
       Preferred stock:  par value $.001 per share, authorized 15,000,000;
          issued 5,188,922 in 2001 and 2000 shares of
          Series B 7% Cumulative Convertible (Aggregate liquidation
          preference $5,189 in 2001 and 2000)                                                  5                          5
       Common stock: par value $.001 per share, authorized
          125,000,000; issued 10,095,075 in 2001 and 2000;
          outstanding 9,419,435 in 2001 and 2000                                              10                         10
       Additional paid-in capital                                                         96,285                     96,285
       Accumulated deficit                                                               (27,206)                   (25,084)
       Accumulated other comprehensive loss                                                 (833)                      (527)
                                                                                      ----------                 ----------
          Sub-total                                                                       68,261                     70,689
                                                                                      ----------                 ----------
       Less - Treasury stock 675,640 shares in 2001 and 2000                              (5,972)                    (5,972)
                                                                                      ----------                 ----------
              Total stockholders' equity                                                  62,289                     64,717
                                                                                      ----------                 ----------

              Total liabilities and stockholders' equity                              $  175,588                 $  180,806
                                                                                      ==========                 ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                     For the Three Month
                                                                                           Period
                                                                                       Ended March 31,
                                                                                 ----------------------------
                                                                                    2001              2000
                                                                                 ----------        ----------
                                                                                 (unaudited)      (unaudited)
Net sales                                                                        $  101,140        $  97,475
Cost of sales                                                                        82,046           76,394
                                                                                 ----------        ---------

    Gross margin                                                                     19,094           21,081

Depreciation and amortization                                                         1,868            1,511
Selling, general and administrative expenses                                         19,093           15,472
                                                                                 ----------        ---------

    Operating (loss)/income                                                          (1,867)           4,098

Interest expense                                                                     (1,725)          (1,359)
                                                                                 ----------        ---------

    (Loss)/income before income taxes                                                (3,592)           2,739

Income tax (benefit)/expense                                                         (1,561)             964
                                                                                 ----------        ---------

    Net (loss)/income                                                            $   (2,031)       $   1,775
                                                                                 ==========        =========
Net (loss)/income per share:
    Basic                                                                        $    (0.23)       $    0.18
    Diluted                                                                      $    (0.23)       $    0.16

Average number of common shares and dilutive
   common share equivalents outstanding
    Basic                                                                             9,419            9,449
    Diluted                                                                           9,419           11,388

The accompanying notes are an integral part of these consolidated financial statements.

                           BUTLER INTERNATIONAL INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                       For the Three Month Period
                                                                                             Ended March 31,
                                                                                 ---------------------------------------------
                                                                                           2001                   2000
                                                                                 -------------------       -------------------
                                                                                     (unaudited)               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)/income                                                               $  (2,031)                     $ 1,775
    Adjustments to reconcile net (loss)/income to net
      cash provided by operating activities:
          Depreciation and amortization                                                 1,868                        1,511
          Amortization of deferred financing and
           employee stock purchase plan loans                                              19                           31
         Provision for bad debt                                                            92                       (1,022
         Provision for deferred taxes                                                    (181)                         501
    (Increase) decrease in assets, increase (decrease) in liabilities:
         Accounts receivable                                                           10,683                        5,821
         Inventories                                                                       56                          (66)
         Other current assets                                                          (1,678)                        (156)
         Other assets                                                                    (364)                        (128)
         Current liabilities                                                              562                         (501)
                                                                                 -------------------       -------------------
    Net cash provided by operating activities                                           9,026                        7,766
                                                                                 -------------------       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                               (1,083)                      (1,304)
                                                                                 -------------------       -------------------
    Net cash used in investing activities                                              (1,083)                      (1,304)
                                                                                 -------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under revolving credit facility                                     (1,606)                      (5,634)
    Repayment of long term debt                                                        (1,390)                      (1,270)
    Net proceeds from the exercise of common stock options                                  -                           11
    Issuance of treasury stock                                                              -                            6
                                                                                 -------------------       -------------------
    Net cash used in financing activities                                              (2,996)                      (6,887)
                                                                                 -------------------       -------------------
    Foreign currency translation                                                          (76)                         (39)
                                                                                 -------------------       -------------------
    Net increase (decrease) in cash                                                     4,871                         (464)
    Cash at beginning of period                                                         2,031                        1,067
                                                                                 -------------------       -------------------
    Cash at end of period                                                           $   6,902                      $   603
                                                                                 ===================       ===================


 The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PRESENTATION:

     The consolidated financial statements include the accounts of Butler International, Inc. (the "Company") and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. Certain amounts from prior period consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform with the current period presentation.

     The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001, and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.   EARNINGS PER SHARE:

     The following table present the computation of basis and diluted earnings per common share as required by Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share (in thousands, except per share data).




                                                For the three-month
                                               period ended March 31,
                                                2001           2000
                                             -----------     -----------

     Basic Earnings per Share:


     Income available to common shareholders        $(2,122)         $ 1,691
                                                  -----------     -----------
     Weighted average common shares outstanding       9,419            9,449
                                                  -----------     -----------
     Basic earnings per common share                $ (0.23)         $  0.18
                                                  ===========     ===========
     Diluted Earnings per Share:

     Income available to common
         shareholders assuming conversion           $(2,122)         $ 1,775
                                                  -----------     -----------

     Weighted average common shares outstanding       9,419            9,449

     Common stock equivalents                             -              558

     Assumed conversion of preferred stock                -            1,381
                                                  -----------     -----------
              Total weighted average
                  common shares                       9,419           11,388
                                                  -----------     -----------

     Diluted earnings per common shares             $ (0.23)         $  0.16
                                                  ===========     ===========



     Basic earnings/(loss) per common share is calculated by dividing net income/(loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share is calculated by dividing net income/(loss) by the sum of the weighted average number of common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. As a result of the net loss reported for the three-month period ended March 31, 2001, approximately 1,633,000 potential common shares have been excluded from the calculation of diluted earnings/(loss) per share because their effect would be anti-dilutive. In addition, 843,475 options where the exercise price was greater than the average market price of the common shares for the three-month period ending March 31, 2001 were excluded from the computation of diluted loss per share.

BUTLER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.   COMPREHENSIVE INCOME:

     Comprehensive income is defined as the total change in stockholders' equity during a period, other than from transactions with shareholders. For the Company, comprehensive income is comprised of: (1) net (loss)/income; (2) the net change in cumulative foreign currency translation adjustments, which was a loss of $76,000 and $39,000 for the three-month period ended March 31, 2001 and 2000, respectively; and (3) the net change in fair value of derivative instruments, which was a loss of $70,700 (net of tax of $54,300) for the three-month period ended March 31, 2001 (see Note 6). Total comprehensive (loss)/income was approximately ($2,177,700) and $1,736,000 for the three-month period ended March 31, 2001 and 2000, respectively.

4.   CONTINGENCIES:

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

5.   SEGMENTS:

     The Company's services are provided through five business segments: Telecom Services, the Technical Group, Technology Solutions, Fleet Services and BlueStorm. In 2000, the results of BlueStorm , the Company's enterprise network consulting business, were included with Technology Solutions. Sales and operating profits by segment (in thousands):

                                                                      For the three-month
                                                                     period ended March 31,
                                                                     2001              2000
                                                                  ----------        ----------
     Sales:
         Telecom Services                                         $   32,896        $   25,252
         Technical Group                                              36,732            35,944
         Technology Solutions                                         18,401            24,167
         Fleet Services                                               11,237            10,792
         BlueStorm                                                     1,874             1,320
                                                                  ----------        ----------
             Consolidated Total                                   $  101,140        $   97,475
                                                                  ==========        ==========

     Operating Profits/(Losses):
         Telecom Services                                         $    4,433        $    4,464
         Technical Group                                               2,694             2,802
         Technology Solutions                                           (200)            1,308
         Fleet Services                                                  403               766
         BlueStorm                                                    (3,051)              150
         Unallocated amounts                                          (6,146)           (5,392)
                                                                  ----------        ----------
             Consolidated Total                                   $   (1,867)       $    4,098
                                                                  ==========        ==========

     The Company primarily operates in the United States. The Technical Group operations include the results of its United Kingdom ("UK") subsidiary. Sales from the UK operation were approximately $3.2 million and $4.0 million for the three-month period ended March 31, 2001 and 2000, respectively. Operating profits from the UK subsidiary were approximately $109,000 and $265,000 for the three-month period ended March 31, 2001 and 2000, respectively.

     The Company's assets are reviewed by management on a consolidated basis because it is not meaningful to allocate assets to the various segments. Unallocated amounts of operating profits consist of corporate expenses and certain general and administrative expenses from field operations.

BUTLER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.   FINANCIAL INSTRUMENTS AND DERIVATIVES:

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

     The Company adopted SFAS No. 133 on January 1, 2001. Through March 31, 2001, the Company has recorded a $130,000 (net of tax of $100,000) charge to OCI, which includes a $59,400 (net of tax of $45,600) charge as a cumulative transition adjustment. The Company will continue to monitor the hedged effectiveness of its derivative instruments.

7.   OTHER MATTER:

     In April 2001, the Company announced a Company-wide cost reduction plan. Restructuring costs for this plan are estimated to be as much as $2.5 million.

Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
Financial Condition.
--------------------

RESULTS OF OPERATIONS

  Butler International, Inc. (the "Company") incurred a net loss of $2 million, or $.23 per diluted share for the first quarter of 2001. Revenues in the period were $101.1 million, up 4% over the $97.5 reported in the same quarter of the prior year. The current year results contrast with a profit of $1.8 million, or $.16 per diluted share in the 2000 quarter. BlueStorm, the Company's enterprise network consulting business, reported losses of $3.1 million which substantially contributed to the Company's overall results.

  The first quarter's results reflect the disappointing performance of BlueStorm and severance costs of approximately $220,000 reflecting the initial cost reductions effected by management. The BlueStorm loss was substantially more than had been expected, the result of deterioration in utilization rates caused by lower than anticipated demand for its services. By way of comparison, BlueStorm had recorded a small profit in the first quarter of 2000. Operating results excluding the BlueStorm loss and severance costs were essentially break-even in the first quarter of 2001 compared to $2.7 million in the last year's first quarter. The first quarter is historically the Company's weakest quarter of the year.

  As for the results of its other operations, the Company's solution oriented business revenue increased by 23% over the same quarter of the prior year, while staffing declined by 12%. Leading the growth was the Telecommunications Services unit with a 30% increase, while the Project Engineering business of the Technical Group grew by 19% and Technology Solutions Practice groups were 25% over the same quarter last year. Fleet Services also were up, by 4%. Solution oriented business now comprises about 57% of consolidated revenue.

  The increased volume was offset by lower margins and higher overhead costs. The lower margins were mostly due to the Telecommunications Services operation. This was the result of lower utilization rates caused by a general slowdown in client demand and the Company's attempt to retain its highly skilled workforce. Margins were also impacted by a significant increase in medical insurance premiums. Overhead expenses were up due to increased staff levels, higher liability insurance costs as well as depreciation related to the development and implementation of financial and operations IT systems during 2000.

  The Company is implementing an aggressive, Company-wide cost reduction plan that should result in approximately $20 million in annualized cost savings throughout the organization with BlueStorm cost reductions contributing significantly to the total. Second quarter restructuring costs are estimated to be up to $2.5 million. Absent the results of BlueStorm and this restructuring charge the Company expects to be profitable in the upcoming quarter. These costs will include the elimination of excess capacity, reduction of both staff and service delivery personnel in all of its business units, the closing of certain unprofitable locations and terminating unprofitable contracts and activities. These actions are intended to ensure ongoing profitability while also improving cash flow.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of funds are generated from operations and borrowings under its revolving credit facility and acquisition line of credit. Cash provided by operating activities was $9.0 million for the three-month period ended March 31, 2001, an increase of $1.3 million over the same period in 2000.

  The Company's credit agreement with General Electric Capital Corporation ("GECC"), as amended, provides for a revolving credit facility for loans up to $60.9 million, including $9.0 million for letters of credit and an additional acquisition facility for up to $24.1 million. Availability under the revolving credit facility is based upon the amount of eligible receivables. The interest rate on the revolving credit facility at the end of the first quarter of 2001 was 200 basis points above the 30-day commercial paper rate, or 7.15%. Interest reductions are available based upon the Company achieving certain financial results. The acquisition facility bears interest at 250 basis points above the 30 day commercial paper rate. The interest rate in effect on March 31, 2001, was 7.65%. The Company has guaranteed all obligations incurred or created under the credit agreement. The Company is in compliance with the required affirmative and financial covenants, as amended.

  As of March 31, 2001, $49.2 million was outstanding under the credit facility, with an additional $2.7 million used to collateralize letters of credit. Proceeds from the credit facility are used to finance internal business growth, working capital, capital expenditures, acquisitions and the Company's stock repurchase program. The credit facility excludes the U.K. operation, which has its own (Pounds)1.5 million facility. As of March 31, 2001, (Pounds)380,984 was outstanding under the U.K. facility. The acquisition line of credit, as amended, provides the Company with up to

$24.1 million to finance its acquisition program. As of March 31, 2001, $24.0 million was outstanding on the acquisition line.

  The Company has a seven-year mortgage for its corporate office facility. The mortgage consists of a $6.4 million loan that is repayable based upon a 15 year amortization schedule and a $375,000 loan that is repayable based on a 4 year schedule. In 1997, the Company entered into an interest rate swap agreement with its mortgage holder. The Company makes monthly interest payments at the fixed rates of 8.1% and 7.92% on the $6.4 million and $375,000 loans, respectively. The Company receives payments based upon the one month Libor plus 175 basis points. The net gain or loss from the exchange of interest rate payments is included in interest expense.

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

Item 3. Quantitative and Qualitative Disclosue about Market Risk.
        ---------------------------------------------------------

  The Company is exposed to market risk primarily from changes in interest rates, and to a lesser extent, changes in foreign currency rates.

  The Company has a credit agreement with GECC which, as amended, provides a revolving credit facility for loans up to $60.9 million, including $9.0 million for letters of credit, and an acquisition facility for up to $24.1 million. The interest rate in effect at March 31, 2001 was 7.15% or 200 basis points above the 30-day commercial paper rate. The average interest rate during the first quarter of 2001 was 7.74%. Interest reductions are available based upon the Company achieving certain financial results.

  From time-to-time the Company will use derivative instruments to limit its exposure to fluctuating interest rates. It is not the Company's policy to use these transactions for speculation purposes. The Company takes advantage of cash flow hedging activities through the use of interest rate swaps.

  In 1997, the Company entered into interest rate swap arrangements with its mortgage holder. The Company makes monthly interest payments at the fixed rates of 8.1% and 7.92% on the $6.4 million and $375,000 loans, respectively. The Company receives payments based upon the one month Libor plus 175 basis points. In 2000, the net gain from the exchange of interest rate payments was approximately $1,800 and was included in interest expense. If the interest rate swap agreement was terminated as of March 31, 2001, the Company would owe its lender an additional $230,000. The Company does not anticipate terminating the interest rate swap agreement prior to its expiration date of November 1, 2004.

  The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. Through March 31, 2001, the Company has recorded a $130,000 (net of tax of $100,000) charge to other comprehensive income, which includes a $59,400 (net of tax of $45,600) charge as a cumulative transition adjustment.

  The Company's international operations are directed from offices in the United Kingdom. International operations accounted for approximately 3.1% of the Company's sales in the first quarter of 2001, principally from the United Kingdom. In the first quarter of 2001, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

  None

Item 2.  Changes in Securities.
         ----------------------

  None

Item 3.  Defaults Upon Senior Securites.
         -------------------------------

  None

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

  None

Item 5.  Other Information.
         ------------------

  None

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

   (a)  Exhibit list and exhibits attached.
   (b)  Reports on Form 8-K.

        None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 14, 2001                        BUTLER INTERNATIONAL, INC.
                                       -------------------------------
                                                (Registrant)

                                          By:  /s/ Edward M. Kopko
                                        ------------------------------
                                          Edward M. Kopko
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer

                                          By: /s/ Michael C. Hellriegel
                                        -------------------------------
                                          Michael C. Hellriegel
                                          Senior Vice President
                                          and Chief Financial Officer

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

10.38(d) Fourth Amendment Agreement, dated as of September 24, 1999, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed as Exhibit 10.38(d) to the 1999 10-K, and hereby incorporated by reference

10.38(e) Fifth Amendment Agreement, dated as of October 15, 1999, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed as Exhibit 10.38(e) to the 1999 10-K, and hereby incorporated by reference.

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

10.38(i) Ninth Amendment Agreement, dated as of March 27, 2001, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed herewith as exhibit 10.38(i).

10.38(j) Tenth Amendment Agreement, dated as of May 11, 2001, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed herewith as exhibit 10.38(j).

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