Form 10-Q
period 2001-06-30
BUTLER INTERNATIONAL INC /MD/
filed 2001-08-14
CIK 786765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended      June 30, 2001
                               -----------------------


                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to _______________________


Commission file number           0-14951
                      -----------------------------


                       BUTLER INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Maryland                                         06-1154321
----------------------------------                    --------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization                           Identification No.)

                 110 Summit Avenue, Montvale, New Jersey 07645
         -------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (201) 573-8000
         -------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

Yes X.    No___.
   ---

As of August 2, 2001, 9,422,258 shares of the registrant's common stock, par value $0.001 per share, were outstanding and 672,817 shares were in treasury.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

Index to Financial Statements                                                                      Page
-----------------------------                                                                      ----
Consolidated Balance Sheets at June 30, 2001(unaudited) and December 31, 2000................       F-1

Consolidated Statements of Operations for the six-month periods ended
         June 30, 2001 and 2000 (unaudited)..................................................       F-2

Consolidated Statements of Operations for the three-month periods ended
         June 30, 2001 and 2000 (unaudited)..................................................       F-3

Consolidated Statements of Cash Flows for the six-month periods ended
         June 30, 2001 and 2000 (unaudited)..................................................       F-4

Notes to Consolidated Financial Statements...................................................    F-5 - F-8

Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
         Financial Condition.
         -------------------

RESULTS OF OPERATIONS

     Butler International, Inc. (the "Company") recorded a net loss of $4.5 million or $.49 per share for the quarter ended June 30, 2001, as compared to net income of $2.1 million or $0.19 per diluted share for the same period in 2000. The net loss for the quarter included restructuring and other charges of $4.4 million and a loss in BlueStorm, the Company's enterprise network consulting business, of $1.3million. Revenues in the period were $98.3 million, a 7% reduction from the $106.2 million recorded in the second quarter of 2000.

     The $4.4 million restructuring charges included severance related costs, the elimination of redundant facilities and equipment expenses spanning the Company's lines of business, as well as excess finance charges incurred mainly due to the BlueStorm losses. The majority of the restructuring charges were attributable to the downsizing of the BlueStorm operation. As a result of these actions, management expects the Company's results to be substantially improved in the third quarter. Since April, the Company has eliminated more than $20 million of annualized costs.

      The Company also announced that the BlueStorm company would no longer operate as a separate subsidiary. Beginning with the third quarter, the on-going operation will be known as Butler Telecom Network Services, and will be made part of the Company's Telecommunications service offerings. Due to the significance of the cost reductions and other restructuring actions taken in the second quarter , the former BlueStorm operation is expected to become profitable in the second half of 2001. In addition, the integration of network services into our Telecom services operation will enable the Company to both retain and benefit from the relationships established by BlueStorm since its inception.

     Exclusive of the restructuring costs and BlueStorm losses, the Company's net income was $0.3 million compared with $1.8 million in the 2000 second quarter. Reduced margins in the Telecom services business and a substantial reduction in demand for Technology staffing services were primarily responsible for the year-on-year earnings decrease. Despite the decreased margins, the Telecom services operation remained solidly profitable with an operating income of $4.8 million, reflecting an operating margin of 14%. The decline in the Technology Solutions business reflects an overall decrease for demand in IT staffing. However, the Company's IT solutions business grew by 58%, while its operating loss was narrowed by 74% to $300,000 as compared to over $1 million in the prior year quarter. Notably, the IT solutions business was profitable in the month of June. The Technical Group operating income decreased slightly due mostly to a 1% decrease in volume, offset partially by higher margins. The Fleet Service business unit recorded increased operating income by nearly $400,000 as a result of improved margins and lower overhead.

     The revenue decrease was due to sharp reductions in IT staffing as well as reduced demand in BlueStorm. The balance of the Company's operations reported sales similar to last year's quarter, down by less than 1%. Of particular note, solutions oriented work increased by 4% over last year to $55 million, while staffing revenues declined by 18% to $43 million. Solutions sales represent 57% of the Company's total revenue.

     For the six months ended June 30, 2001, the Company recorded a net loss of $6.5 million or $0.71 per share, compared with net income of $3.9 million or $0.34 per diluted shared for the same period in 2000. Exclusive of the restructuring charges and BlueStorm losses, which combined, totaled $8.6 million, the Company earned $0.1 million, net of taxes for the six month period. Contributing to the year-on-year decrease in profits were reduced margins in the Telecom operations and significantly reduced activity in the IT staffing area. Revenues for the period were $199.5 million compared with $203.6 million in 2000. The revenue decrease was caused primarily by reduced IT staffing activity offset partially by increased sales in the Telecom services operation.

     In July 2001, the Financial Accounting Standards Board issued two new pronouncements: SFAS No. 141,"Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also requires all business combinations that are completed after June 30, 2001 to be accounted for by the purchase method. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are generated from operations and borrowings under its revolving credit facility and acquisition line of credit. Cash provided by operating activities was $8.0 million for the six-month period ended June 30, 2001, an increase of $9.2 million over the same period in 2000.

     The Company's credit agreement with General Electric Capital Corporation ("GECC"), as amended, provides for a revolving credit facility for loans up to $60.9 million, including $9.0 million for letters of credit and an additional acquisition facility for up to $24.1 million. Availability under the revolving credit facility is based upon the amount of eligible receivables. During the second quarter of 2001, GECC granted the Company the ability to borrow in excess of the formula used to calculate the maximum allowable of eligible receivables, in support of the Company's efforts to substantially reduce its operating costs. The interest rate on the revolving credit facility at the end of the second quarter of 2001 was 200 basis points above the 30-day commercial paper rate, or 5.94%. Interest reductions are available based upon the Company achieving certain financial results. The acquisition facility bears interest at 250 basis points above the 30 day commercial paper rate. The interest rate in effect on June 30, 2001, was 6.44%. Interest on borrowings in excess of formula was prime plus 200 basis points. The Company has guaranteed all obligations incurred or created under the credit agreement. The Company is in compliance with the required affirmative and financial covenants, as amended.

     As of June 30, 2001, $52.7 million was outstanding under the credit facility, with an additional $2.7 million used to collateralize letters of credit. Proceeds from the credit facility are used to finance internal business growth, working capital, capital expenditures, and from time to time acquisitions and the Company's stock repurchase program. The credit facility excludes the U.K. operation, which has its own (pound)1.5 million facility. As of June 30, 2001, (pound)773,488 was outstanding under the U.K. facility. The acquisition line of credit, as amended, provides the Company with up to $24.1 million to finance its acquisition program. As of June 30, 2001, $22.7 million was outstanding on the acquisition line.

     The Company has a seven-year mortgage for its corporate office facility. The mortgage consists of a $6.4 million loan that is repayable based upon a 15 year amortization schedule and a $350,000 loan that is repayable based on a 4 year schedule. In 1997, the Company entered into an interest rate swap agreement with its mortgage holder. The Company makes monthly interest payments at the fixed rates of 8.1% and 7.92% on the $6.4 million and $350,000 loans, respectively. The Company receives payments based upon the one month Libor plus 175 basis points.

     The Company is currently engaged in discussions with GECC to restructure the existing credit facility to provide additional liquidity to finance operations. Additionally, the Company is pursuing a refinancing of the mortgage on its corporate office facility. The Company expects to close each during the third quarter of 2001.

     The Company believes that the combination of its operating cash flow and the restructuring of its credit facilities will provide sufficient liquidity for at least the next twelve months.

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


Item 3.  Quantitative and Qualitative Disclosure about Market Risk.
         ----------------------------------------------------------

     The Company is exposed to market risk primarily from changes in interest rates, and to a lesser extent, changes in foreign currency rates.

     The Company has a credit agreement with GECC which, as amended, provides a revolving credit facility for loans up to $60.9 million, including $9.0 million for letters of credit, and an acquisition facility for up to $24.1 million. The interest rates in effect at June 30, 2001 were 5.94% and 6.44% on the revolving credit and acquisition facilities, respectively. The average interest rates during the first half of 2001 were 7.08% and 7.58% on the revolving credit facility and acquisition facility, respectively. Interest reductions are available based upon the Company achieving certain financial results.

     From time-to-time the Company will use derivative instruments to limit its exposure to fluctuating interest rates. It is not the Company's policy to use these transactions for speculation purposes. The Company takes advantage of cash flow hedging activities through the use of interest rate swaps.

     In 1997, the Company entered into interest rate swap arrangements with its mortgage holder. The Company makes monthly interest payments at the fixed rates of 8.1% and 7.92% on the $6.4 million and $350,000 loans, respectively. The Company receives payments based upon the one month Libor plus 175 basis points. In 2000, the net gain from the exchange of interest rate payments was approximately $1,800 and was included in interest expense. If the interest rate swap agreement was terminated as of June 30, 2001, the Company would owe its lender an additional $215,000.

     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. Through June 30, 2001, the Company has recorded a $153,000 (net of tax benefit of $62,000) charge to other comprehensive income, which includes a $75,000 (net of tax benefit of $30,000) charge as a cumulative transition adjustment.

     The Company's international operations are directed from offices in the United Kingdom. International operations accounted for approximately 3.2% of the Company's sales for the six months ended June 30, 2001, principally from the United Kingdom. In the first half of 2001, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

     None


Item 2.  Changes in Securities.
         ---------------------

     None


Item 3.  Defaults Upon Senior Securites.
         ------------------------------

     None



Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     At the Annual Meeting of Stockholders held on May 10, 2001, a quorum, consisting of approximately 93.4% of the Company's common and preferred stock outstanding and entitled to vote at the meeting, was present in person or by proxy. At the meeting, the following proposals were approved by the stockholders: Proposal #1 - Thomas F. Comeau was elected as a Second Class Director. Edward M. Kopko, Frederick H. Kopko, Jr. and Nikhil S. Nagaswami continue to serve as directors. John F. Hegarty retired from full service following the meeting but has agreed to continue as a Director Emeritus and serve as an advisor to the Board. Proposal #2 - To amend and restate the 1992 Employee Stock Plans. Proposal #3 - To amend and restate the 1992 Stock Option Plan for Non-Employee Directors.

                                  FOR             WITHHELD
                                 -----            --------
         Proposal #1           13,275,371         1,005,155

                                  FOR              AGAINST        ABSTAIN
                                 -----             -------        -------
         Proposal #2           11,685,445         2,560,162        34,919
         Proposal #3           11,402,029         2,845,635        32,862



Item 5.  Other Information.
         -----------------

     None


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (a) Exhibit list and exhibits attached.

     (b) Reports on Form 8-K.

         None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2001                      BUTLER INTERNATIONAL, INC.
                                          --------------------------------------
                                                     (Registrant)

                                           By: /s/ Edward M. Kopko
                                          --------------------------------------
                                           Edward M. Kopko
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer

                                           By: /s/ Michael C. Hellriegel
                                          --------------------------------------
                                           Michael C. Hellriegel
                                           Senior Vice President
                                           and Chief Financial Officer

                           BUTLER INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                                                                                                  As of
                                                                                       ---------------------------
                                                                                       June 30,         December 31,
                                                                                         2001              2000
                                                                                       ---------        ----------
                                                                                      (unaudited)
ASSETS
     Current assets:
         Cash                                                                          $   6,574        $    2,031
         Accounts receivable, net                                                         66,282            80,384
         Inventories                                                                         423               479
         Other current assets                                                             13,167             8,633
                                                                                       ---------        ----------
                Total current assets                                                      86,446            91,527

     Property and equipment, net                                                          22,282            22,720
     Other assets                                                                          4,348             4,091
     Excess cost over net assets of businesses
         acquired, net                                                                    61,272            62,468
                                                                                       ---------        ----------
                Total assets                                                           $ 174,348        $  180,806
                                                                                       =========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable and accrued liabilities                                      $  29,728        $   29,295
         Current portion of long-term debt                                                 6,284             6,062
                                                                                       ---------        ----------
                Total current liabilities                                                 36,012            35,357
                                                                                       ---------        ----------
     Revolving credit facility                                                            52,667            50,763
     Other long-term debt                                                                 23,005            25,548
     Other long-term liabilities                                                           4,745             4,421

     Commitments and contingencies

     Stockholders' equity:
         Preferred stock: par value $.001 per share, authorized 15,000,000;
            issued 5,370,534 in 2001 and 5,188,922 in 2000 shares of Series B 7%
            Cumulative Convertible (Aggregate liquidation
            preference $5,371 in 2001 and $5,189 in 2000)                                      5                 5
         Common stock:  par value $.001 per share, authorized
            125,000,000; issued 10,095,075 in 2001 and 2000;
            outstanding 9,422,258 in 2001 and 9,419,435 in 2000                               10                10
         Additional paid-in capital                                                       96,467            96,285
         Accumulated deficit                                                             (31,797)          (25,084)
         Accumulated other comprehensive loss                                               (826)             (527)
                                                                                       ---------        ----------
            Sub-total                                                                     63,859            70,689
                                                                                       ---------        ----------
         Less - Treasury stock 672,817 shares in 2001
            and 675,640 shares in 2000                                                    (5,940)           (5,972)
                                                                                       ---------        ----------
                Total stockholders' equity                                                57,919            64,717
                                                                                       ---------        ----------

                Total liabilities and stockholders' equity                             $ 174,348        $  180,806
                                                                                       =========        ==========

The accompanying notes are an integral part of these consolidated financial statements

                           BUTLER INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                                                                                                For the Six Month Period
                                                                                                     Ended June 30,
                                                                                            --------------------------------
                                                                                               2001                  2000
                                                                                            ----------            ----------
                                                                                            (unaudited)           (unaudited)
Net sales                                                                                   $  199,484            $  203,648
Cost of sales                                                                                  160,102               158,978
                                                                                            ----------            ----------
     Gross margin                                                                               39,382                44,670

Depreciation and amortization                                                                    3,673                 3,089
Selling, general and administrative expenses                                                    37,253                32,696
Restructuring and other charges                                                                  4,440                     -
                                                                                            ----------            ----------

     Operating (loss)/income                                                                    (5,984)                8,885

Interest expense                                                                                (3,213)               (2,919)
                                                                                            ----------            ----------
     (Loss)/income before income taxes                                                          (9,197)                5,966

Income tax (benefit)/expense                                                                    (2,665)                2,100
                                                                                            ----------            ----------
     Net (loss)/income                                                                      $   (6,532)           $    3,866
                                                                                            ==========            ==========
Net (loss)/income per share:
     Basic                                                                                  $    (0.71)           $     0.39
     Diluted                                                                                $    (0.71)           $     0.34

Average number of common shares and dilutive
   common share equivalents outstanding
     Basic                                                                                       9,421                 9,419
     Diluted                                                                                     9,421                11,304

The accompanying notes are an integral part of these consolidated financial statements

                           BUTLER INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except share data)

                                                                                         For the Three Month Period
                                                                                               Ended June 30,
                                                                                        ----------------------------
                                                                                           2001              2000
                                                                                        ----------        ----------
                                                                                        (unaudited)       (unaudited)
Net sales                                                                               $   98,344        $  106,173
Cost of sales                                                                               78,056            82,584
                                                                                        ----------        ----------

     Gross margin                                                                           20,288            23,589

Depreciation and amortization                                                                1,805             1,578
Selling, general and administrative expenses                                                18,160            17,224
Restructuring and other charges                                                              4,440                 -
                                                                                        ----------        ----------

     Operating (loss)/income                                                                (4,117)            4,787

Interest expense                                                                            (1,488)           (1,560)
                                                                                        ----------        ----------

     (Loss)/income before income taxes                                                      (5,605)            3,227

Income tax (benefit)/expense                                                                (1,104)            1,136
                                                                                        ----------        ----------

     Net (loss)/income                                                                  $   (4,501)       $    2,091
                                                                                        ==========        ==========
Net (loss)/income per share:
     Basic                                                                              $    (0.49)       $     0.21
     Diluted                                                                            $    (0.49)       $     0.19

Average number of common shares and dilutive
   common share equivalents outstanding
     Basic                                                                                   9,422             9,388
     Diluted                                                                                 9,422            11,219


The accompanying notes are an integral part of these financial statements.

                           BUTLER INTERNATIONAL INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                               For the Six Month Period
                                                                                                     Ended June 30,
                                                                                           ---------------------------------
                                                                                               2001                 2000
                                                                                           -------------       -------------
                                                                                            (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)/income                                                                      $   (6,532)         $    3,866
     Adjustments to reconcile net (loss)/income to net
         cash provided by (used in) operating activities:
            Depreciation and excess purchase price amortization                                  3,673               3,089
            Amortization of deferred financing and
              employee stock purchase plan loans                                                   106                  63
            Restructuring and other charges                                                         66                   -
            Provision for bad debt                                                                 779                (538)
            Provision for deferred taxes                                                           457                (452)

     (Increase) decrease in assets, increase (decrease) in liabilities:
            Accounts receivable                                                                 13,323              (2,629)
            Inventories                                                                             56                 (36)
            Other current assets                                                                (4,445)                269
            Other assets                                                                          (438)               (442)
            Current liabilities                                                                    614              (4,456)
            Other long term liabilities                                                            324                  45
                                                                                            ----------          ----------
     Net cash provided by (used in) operating activities                                         7,983              (1,221)
                                                                                            ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                       (2,098)             (3,384)
     Cost of businesses acquired                                                                    (7)               (523)
                                                                                            ----------          ----------
     Net cash used in investing activities                                                      (2,105)             (3,907)
                                                                                            ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit facility                                              1,904               9,055
     Proceeds under U.K. credit facility                                                           222                   -
     Financing fees paid                                                                          (652)                  -
     Repayment of long term debt                                                                (2,758)             (3,456)
     Net proceeds from the exercise of
         common stock options                                                                        -                  20
     Issuance (repurchase) of treasury stock                                                        33              (1,239)
                                                                                            ----------          ----------
     Net cash (used in ) provided by financing activities                                       (1,251)              4,380
                                                                                            ----------          ----------
     Foreign currency translation                                                                  (84)                143

     Net increase (decrease) in cash                                                             4,543                (605)
     Cash at beginning of period                                                                 2,031               1,067
                                                                                            ----------          ----------
     Cash at end of period                                                                  $    6,574          $      462
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

     The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001, and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, this report should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.   EARNINGS PER SHARE:

     The following table presents the computation of basis and diluted earnings per common share as required by Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share (in thousands, except per share data).

                                                        For the Three-Month                 For the Six-Month
                                                        Period Ended June 30,              Period Ended June 30,
                                                        2001             2000             2001             2000
                                                      --------         -------          --------         --------
Basic Earnings per Share:

Net (loss)/income                                     $ (4,501)        $ 2,091          $ (6,532)        $  3,866
Preferred dividends                                        (91)            (85)             (182)            (170)
                                                      --------         -------          --------         --------

(Loss)/income available to
    common shareholders                                 (4,592)          2,006            (6,714)           3,696
                                                      --------         -------          --------         --------

Weighted average common
    shares outstanding                                   9,422           9,388             9,421            9,419
                                                      --------         -------          --------         --------

Basic (loss)/earnings per common share                $  (0.49)        $  0.21          $  (0.71)        $   0.39
                                                      ========         =======          ========         ========
Diluted Earnings per Share:

Net (loss)/income                                     $ (4,501)        $ 2,091          $ (6,532)        $  3,866
Preferred dividends                                        (91)              -              (182)               -
                                                      --------         -------          --------         --------

(Loss)/income available to common
    shareholders assuming conversion                    (4,592)          2,091            (6,714)           3,866
                                                      --------         -------          --------         --------

Weighted average common
    shares outstanding                                   9,422           9,388             9,421            9,419


Common stock equivalents                                     -             450                 -              504


Assumed conversion of preferred stock                        -           1,381                 -            1,381
                                                      --------         -------          --------         --------

      Total weighted average
        common shares                                    9,422          11,219             9,421           11,304
                                                      --------         -------          --------         --------

Diluted (loss)/earnings per common shares             $  (0.49)        $  0.19          $  (0.71)        $   0.34
                                                      ========         =======          ========         ========

BUTLER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Basic earnings/(loss) per common share is calculated by dividing net income/(loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share is calculated by dividing net income/(loss) by the sum of the weighted average number of common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. As a result of the net loss reported for the three and six-month periods ended June 30, 2001, approximately 232,000 potential common shares have been excluded from the calculations of diluted earnings/(loss) per share because their effect would be anti-dilutive. In addition, 1,148,500 options and warrants, where the exercise price was greater than the average market price of the common shares for the three and six-month periods ending June 30, 2001, were excluded from the computation of diluted loss per share.

3.   SEGMENTS:

     The Company's services are provided through five business segments: Telecom Services, the Technical Group, Technology Solutions, Fleet Services and BlueStorm. Sales and operating profits in thousands by segment were:

                                                  For the Three-Month            For the Six-Month
                                                 Period Ended June 30,          Period Ended June 30,
                                                  2001           2000             2001           2000
                                               --------        --------         --------       --------
Sales:
     Telecom Services                          $ 32,892        $ 32,393         $ 65,788       $ 57,646
     Technical Group                             36,631          37,447           73,363         73,391
     Technology Solutions                        16,749          23,097           35,150         47,264
     Fleet Services                              11,292          11,197           22,529         21,988
     BlueStorm                                      780           2,039            2,654          3,359
                                               --------        --------         --------       --------

         Consolidated Total                    $ 98,344        $106,173         $199,484       $203,648
                                               ========        ========         ========       ========

Operating Profits:
     Telecom Services                          $  4,763        $  6,821         $  9,196       $ 11,224
     Technical Group                              2,717           3,026            5,411          5,782
     Technology Solutions                           (31)            648             (231)         1,912
     Fleet Services                                 516             191              919            937
     BlueStorm                                   (1,259)            264           (4,310)           411
     Restructuring and other charges             (4,440)                          (4,440)
     Unallocated amounts                         (6,383)         (6,163)         (12,529)       (11,381)
                                               --------        --------         --------       --------

         Consolidated Total                    $ (4,117)       $  4,787         $ (5,984)      $  8,885
                                               ========        ========         ========       ========

     The Company primarily operates in the United States. The Technical Group operations include the results of its United Kingdom ("UK") subsidiary. Sales from the UK operation were approximately $6.3 million and $7.6 million for the six-month period ended June 30, 2001and 2000, respectively, and $3.1 million and $3.6 million for the three-month period ended June 30, 2001and 2000, respectively. Operating profits from the UK subsidiary were approximately $195,000 and $450,000 for the six-month period ended June 30, 2001 and 2000, respectively and approximately $86,000 and $185,000 for the three-month period ended June 30, 2001 and 2000, respectively.

     The Company's assets are reviewed by management on a consolidated basis because it is not meaningful to allocate assets to the various segments. Unallocated amounts of operating profits consist of corporate expenses and certain general and administrative expenses from field operations.

     In July 2001, the Company announced that the BlueStorm company would no longer operate as a separate subsidiary. Beginning with the third quarter, the on-going operation will be known as Butler Telecom Network Services, and will be made part of the Company's Telecom Service segment. Accordingly, BlueStorm results will prospectively be included in the Telecom Services segment and amounts will be presented on that basis comparatively.

BUTLER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.   COMPREHENSIVE INCOME:

     Comprehensive income is defined as the total change in stockholders' equity during a period, other than from transactions with shareholders. Total comprehensive (loss)/income was ($4,496,000) and ($6,694,000) for the three and six months ended June 30, 2001, compared to $2,273,000 and $4,009,000 for the three and six months ended June 30, 2000.

5.   FINANCIAL INSTRUMENTS AND DERIVATIVES:

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

     The Company adopted SFAS No. 133 on January 1, 2001. Through June 30, 2001, the Company has recorded a $153,000 (net of tax benefit of $62,000) charge to OCI, which includes a $75,000 (net of tax benefit of $30,000) charge as a cumulative transition adjustment. The Company will continue to monitor the hedged effectiveness of its derivative instruments.

6.   RESTRUCTURING AND OTHER CHARGES:

     In April 2001, the Company announced a Company-wide cost reduction plan. The Company recorded restructuring and other charges totaling $4.4 million during the second quarter of 2001 associated with the cost reduction program. This charge was for costs incurred to eliminate excess capacity, reduce both staff and delivery personnel in all of the Company's business units, the closing of certain unprofitable locations and the termination of unprofitable contracts and activities. A total of 270 employees were terminated in the quarter. The restructuring and other charges included severance and employee related charges of $2.0 million, the elimination of excess equipment which totaled $1.3 million, costs associated with closing unprofitable locations of $356,000, excess financing charges of $540,000 caused primarily by the losses from BlueStorm, and $235,000 having to do with the elimination of unprofitable activities. At June 30, 2001, the remaining restructuring reserve was $1.8 million and it is included on the balance sheet under accounts payable and accrued liabilities. Of the remaining $1.8 million, approximately $400,000 is related to severance and employee related charges, $1.1 million is related to the elimination of redundant equipment and $285,000 is related to the closing of unprofitable locations.

7.   RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

     In July 2001, the Financial Accounting Standards Board issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also requires all business combinations that are completed after June 30, 2001 to be accounted for by the purchase method. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

BUTLER INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.   CONTINGENCIES:

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


10.38(e) Fifth Amendment Agreement, dated as of October 15, 1999, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed as Exhibit 10.38(e) to the 1999 10-2K, and hereby incorporated by reference.


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

10.38(h) Eight Amendment Agreement, dated as of November 9, 2000, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed as exhibit 10.38(g) to Form 10-Q for the period ended September 30, 2000, and hereby incorporated by reference .

10.38(i) Ninth Amendment Agreement, dated as of March 27, 2001, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed as exhibit 10.38(i) to Form 10-Q for the period ended March 31, 2001, and hereby incorporated by reference.

10.38(j) Tenth Amendment Agreement, dated as of May 11, 2001, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed as exhibit 10.38(j) to Form 10-Q for the period ended March 31, 2001, and hereby incorporated by reference.

10.38(k) Eleventh Amendment Agreement, dated August 10, 2001, among Butler Service Group, Inc., Butler International, Inc. and General Electric Capital Corporation, filed herewith as exhibit 10.38(k).


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

10.48* Form of Promissory Note dated September 12, 2000 in the original amount of $367,000 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.48 to the 2000 Form 10-K, and hereby incorporated by reference.

10.49* Form Pledge Agreement dated September 12, 2000 between Butler International, Inc. and Edward M. Kopko, filed as Exhibit 10.49 to the 2000 Form 10-K, and hereby incorporated by reference.

10.50* Form of Promissory Note dated September 12, 2000 in the original amount of $36,700 executed by R. Scott Silver-Hill and made payable to Butler International, Inc. filed as Exhibit 10.50 to the 2000 Form 10-K, and hereby incorporated by reference.

10.51* Form Pledge Agreement dated September 12, 2000 between Butler International, Inc. and R. Scott Silver-Hill, filed as Exhibit 10.51 to the 2000 Form 10-K, and hereby incorporated by reference.

10.52*                     BlueStorm, Inc. 2000 Stock Option Plan, filed as
                           Exhibit 10.52 to the 2000 Form 10-K, and hereby incorporated by reference.




* Denotes compensatory plan, compensation arrangement, or management contract.