Form 10-Q
period 2001-09-30
BUTLER INTERNATIONAL INC /MD/
filed 2001-11-14
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file Number: 0-14951

BUTLER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	06-1154321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
110 Summit Avenue, Montvale, New Jersey 07645
(Address of principal executive offices and zip code)

(201) 573-8000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 12, 2001
Common stock, $0.001 par value	9,422,258

	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets
	at September 30, 2001(unaudited) and December 31, 2000	3

	Consolidated Statements of Operations
	for the nine-month periods ended September 30, 2001 and 2000 (unaudited)	4

	Consolidated Statements of Operations
	for the three-month periods ended September 30, 2001 and 2000 (unaudited)	5

	Consolidated Statements of Cash Flow
	for the nine-month periods ended September 30, 2001 and 2000 (unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

Signatures		15

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BUTLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
	As of

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Current assets:
Cash	$ 4,878	$ 2,031
Accounts receivable, net	61,546	80,384
Inventories	379	479
Other current assets	14,176	8,633

Total current assets	80,979	91,527

Property and equipment, net	20,750	22,720
Other assets	5,407	4,091
Excess cost over net assets of businesses
acquired, net	60,672	62,468

Total assets	$ 167,808	$ 180,806
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 27,150	$ 29,295
Current portion of long-term debt	4,116	6,062

Total current liabilities	31,266	35,357

Revolving credit facility	34,293	50,763
Other long-term debt	40,570	25,548
Other long-term liabilities	4,785	4,421

Commitments and contingencies

Stockholders' equity:
Preferred stock: par value $.001 per share, authorized 15,000,000;
issued 5,370,534 in 2001 and 5,188,922 in 2000 shares of
Series B 7% Cumulative Convertible (Aggregate liquidation
preference $5,371 in 2001 and $5,189 in 2000)	5	5
Common stock: par value $.001 per share, authorized
125,000,000; issued 10,095,075 in 2001 and 2000;
outstanding 9,422,258 in 2001 and 9,419,435 in 2000	10	10
Additional paid-in capital	96,467	96,285
Accumulated deficit	(32,826)	(25,084)
Accumulated other comprehensive loss	(822)	(527)

Sub-total	62,834	70,689
Less - Treasury stock 672,817 shares in 2001
and 675,640 shares in 2000	(5,940)	(5,972)

Total stockholders' equity	56,894	64,717

Total liabilities and stockholders' equity	$ 167,808	$ 180,806
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	For the Nine Month Period
	Ended September 30,

	2001	2000

	(unaudited)	(unaudited)

Net sales	$ 285,486	$ 314,299
Cost of sales	228,875	246,496

Gross margin	56,611	67,803

Depreciation and amortization	5,474	4,760
Selling, general and administrative expenses	53,100	51,515
Restructuring and other charges	6,024	-

Operating (loss)/income	(7,987)	11,528

Interest expense	(4,097)	(4,762)

(Loss)/income before income taxes	(12,084)	6,766

Income tax (benefit)/expense	(4,613)	2,397

Net (loss)/income	$ (7,471)	$ 4,369
	===========	===========

Net (loss)/income per share:
Basic	$ (0.82)	$ 0.44
Diluted	$ (0.82)	$ 0.39

Average number of common shares and dilutive
common share equivalents outstanding
Basic	9,421	9,386
Diluted	9,421	11,228

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	For the Three Month Period
	Ended September 30,

	2001	2000

	(unaudited)	(unaudited)

Net sales	$ 86,002	$ 110,651
Cost of sales	68,773	87,518

Gross margin	17,229	23,133

Depreciation and amortization	1,801	1,671
Selling, general and administrative expenses	15,847	18,819
Restructuring and other charges	1,584	-

Operating (loss)/income	(2,003)	2,643

Interest expense	(884)	(1,843)

(Loss)/income before income taxes	(2,887)	800

Income tax (benefit)/expense	(1,948)	297

Net (loss)/income	$ (939)	$ 503
	===========	===========

Net (loss)/income per share:
Basic	$ (0.11)	$ 0.05
Diluted	$ (0.11)	$ 0.05

Average number of common shares and dilutive
common share equivalents outstanding
Basic	9,422	9,320
Diluted	9,422	11,072

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Month Period
	Ended September 30,

	2001	2000

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$ (7,471)	$ 4,369
Adjustments to reconcile net (loss)/income to net
cash provided by (used in) operating activities:
Depreciation and excess purchase price amortization	5,474	4,760
Amortization of deferred financing and
employee stock purchase plan loans	180	100
Provision for (write off of) bad debt	919	(1,246)
Provision for deferred taxes	1,219	398

(Increase) decrease in assets, increase (decrease) in liabilities:
Accounts receivable	17,919	(10,179)
Inventories	100	(26)
Other current assets	(4,948)	210
Other assets	(1,693)	(589)
Current liabilities	(1,858)	(3,252)
Other long term liabilities	364	(1,209)

Net cash provided by (used in) operating activities	10,205	(6,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,701)	(5,610)
Cost of businesses acquired	(7)	(523)

Net cash used in investing activities	(1,708)	(6,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings under revolving credit facility	(16,470)	18,788
Proceeds under U.K. credit facility	237	(1,007)
Financing fees paid	(1,820)	-
Proceeds from long term debt	15,256	-
Repayment of long term debt	(2,852)	(3,710)
Net proceeds from the exercise of common stock options	-	209
Issuance (repurchase) of treasury stock	32	(1,466)

Net cash (used in ) provided by financing activities	(5,617)	12,814

Effect of foreign currency exchange rates on cash	(33)	(176)

Net increase (decrease) in cash	2,847	(159)
Cash at beginning of period	2,031	1,067

Cash at end of period	$ 4,878	$ 908
	===========	===========

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

  The accompanying financial statements are unaudited, but, in the opinion of management, reflect all adjustments, which include normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001, and for all periods presented.

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
	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September
	2001	2000	2001	2000

Basic Earnings per Share:
Net (loss)/income	$ (939)	$ 503	$ (7,471)	$ 4,369
Preferred dividends	(91)	(87)	(272)	(257)

(Loss)/income available to
common shareholders	(1,030)	416	(7,743)	4,112

Weighted average common
shares outstanding	9,422	9,320	9,421	9,386

Basic (loss)/earnings
per common share	$ (0.11)	$ 0.05	$ (0.82)	$ 0.44
	==========	==========	==========	==========

Diluted Earnings per Share:
Net (loss)/income	$ (939)	$ 03	$ (7,471)	$ 4,369
Preferred dividends	(91)	-	(272)	-

(Loss)/income available to common
shareholders assuming conversion	(1,030)	503	(7,743)	4,369

Weighted average common
shares outstanding	9,422	9,320	9,421	9,386
Common stock equivalents	-	323	-	445
Assumed conversion of preferred stock	-	1,429	-	1,397

Total weighted average
common shares	9,422	11,072	9,421	11,228

Diluted (loss)/earnings
per common share	$ (0.11)	$ 0.05	$ (0.82)	$ 0.39
	==========	==========	==========	==========

  BUTLER INTERNATIONAL, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Basic earnings/(loss) per common share is calculated by dividing net income/(loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share is calculated by dividing net income/(loss) by the sum of the weighted average number of common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. As a result of the net loss reported for the three and nine-month periods ended September 30, 2001, 11,250 potential common shares have been excluded from the calculations of diluted earnings/(loss) per share because their effect would be anti-dilutive. In addition, 1,369,500 options and warrants, where the exercise price was greater than the average market price of the common shares for the three and nine-month periods ending September 30, 2001, were excluded from the computation of diluted loss per share.

  SEGMENTS:

  The Company's services are provided through four business segments: Telecom Services, the Technical Group, Technology Solutions, and Fleet Services. Sales and operating profits in thousands by segment were:

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2001	2000	2001	2000

Sales:
Telecom Services	$ 26,714	$ 39,150	$ 95,156	$ 100,153
Technical Group	35,574	37,740	108,937	111,130
Technology Solutions	13,817	22,809	48,967	70,075
Fleet Services	9,897	10,952	32,426	32,941

Consolidated Total	$ 86,002	$ 110,651	$ 285,486	$ 314,299
	==========	==========	==========	==========

Operating (Loss) Profits:
Telecom Services	$ 2,817	$ 4,941	$ 7,703	$ 16,577
Technical Group	2,505	2,987	7,916	8,768
Technology Solutions	326	995	95	2,905
Fleet Services	407	127	1,326	1,065
Restructuring and other charges	(1,584)	-	(6,024)	-
Unallocated amounts	(6,474)	(6,407)	(19,003)	(17,787)

Consolidated Total	$ (2,003)	$ 2,643	$ (7,987)	$ 11,528
	==========	==========	==========	==========

  The Company primarily operates in the United States. The Technical Group operations include the results of its United Kingdom ("UK") and India subsidiaries. Sales from the UK and Indian operations were approximately $9.5 million and $10.9 million for the nine-month period ended September 30, 2001 and 2000, respectively, and $3.2 million and $3.3 million for the three-month period ended September 30, 2001 and 2000, respectively. Operating profits (losses) from the UK and Indian subsidiaries were approximately $92,000 and $608,000 for the nine-month period ended September 30, 2001 and 2000, respectively and approximately ($50,000) and $158,000 for the three-month period ended September 30, 2001 and 2000, respectively.

  The Company's assets are reviewed by management on a consolidated basis because it is not meaningful to allocate assets to the various segments. Unallocated amounts of operating profits consist of corporate expenses and certain general and administrative expenses from field operations.

  In July 2001, the Company announced that the BlueStorm company would no longer operate as a separate subsidiary. Beginning with the this quarter, the on-going operation will be known as Butler Telecom Network Services, and will be operated with  the Company's Telecom Service segment. Accordingly, BlueStorm results will prospectively be included in the Telecom Services segment and amounts will be presented on that basis comparatively.

  BUTLER INTERNATIONAL, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  CREDIT FACILITY:

  On September 28, 2001, the Company closed on the Second Amended and Restated Credit Agreement with General Electric Capital Corporation ("GECC"). This new three year, $85 million credit facility provides the Company with increased borrowing capacity, which will be used for accommodating future growth. The new agreement provides a revolving credit facility for loans up to $47 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million. The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. The current interest rate for Term Loan A is the 30-day Commercial Paper Rate plus three hundred fifty basis points. With respect to Term Loan B, the current interest rate is the Prime Rate plus two hundred fifty basis points. Term Loan B interest rate will be increased by 15 basis points per month for each month that any balance is outstanding up to 14% thereafter 15 basis points quarterly.  Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results after repayment of Term Loan B.  In connection with the refinancing, the Company will grant warrants to GECC, the aggregate value of which cannot exceed $400,000.

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

  The Company adopted SFAS No. 133 on January 1, 2001. Through September 30, 2001, the Company has recorded a $262,000 (net of tax benefit of $174,000) charge to OCI, which includes a $63,000 (net of tax benefit of $42,000) charge as a cumulative transition adjustment. The Company will continue to monitor the hedged effectiveness of its derivative instruments.

  RESTRUCTURING AND OTHER CHARGES:

  In April 2001, the Company announced a Company-wide cost reduction plan. The Company recorded restructuring and other charges totaling $4.4 million during the second quarter of 2001 and $1.6 million in the third quarter associated with the cost reduction program. These charges were for costs incurred to eliminate excess capacity, reduce both staff and delivery personnel in all of the Company's business units, the closing of certain unprofitable locations and the termination of unprofitable contracts and activities. A total of 329 employees were terminated in the second and third quarters. The restructuring and other charges included severance and employee related charges of $2.4 million, the elimination of excess equipment which totaled $1.5 million, costs associated with closing unprofitable locations of $925,000, excess financing charges of $897,000 caused primarily by the losses from BlueStorm, and $273,000 having to do with the elimination of unprofitable activities. The charges taken in the third quarter included severance and employee related charges of $390,000 related to the termination of 59 employees, the elimination of excess equipment totaling $229,000, costs associated with closing unprofitable locations of $570,000, excess financing charges of $357,000 and $38,000 having to do with the elimination of unprofitable activities. At September 30, 2001, the remaining restructuring reserve was $1.5 million and it is included on the balance sheet under accounts payable and accrued liabilities. Of the remaining balance, approximately $339,000 is related to severance and employee related charges, $562,000 is related to the elimination of redundant leased equipment and $614,000 is related to the closing of unprofitable locations.

  BUTLER INTERNATIONAL, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  COMPREHENSIVE INCOME:

  Comprehensive income is defined as the total change in stockholders' equity during a period, other than from transactions with shareholders. Total comprehensive (loss)/income was ($997,00) and ($7,765,000) for the three and nine-month periods ended September 30, 2001, compared to $184,000 and $4,193,000 for the three and nine month periods ended September 30, 2000.

  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

  In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations".  This Statement requires that the purchase method of accounting be used for all business combinations and refines goodwill and other intangibles that should be recognized separate from goodwill.  SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

  In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives not be amortized, but be tested for impairment at least annually.  The Company is required to review its other intangible assets for impairment and to reassess the useful lives of such assets and make any necessary adjustment.  SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS is effective for those transactions.  The Company is currently evaluating the impact of SFAS 142 on its financial statements and related disclosures.

  In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. The Statement defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not determined the impact this Statement will have on its consolidated financial position or results of operations.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement: (a) establishes criteria beyond that previously specified in SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", to determine when a long-lived asset is held for sale, including a group of assets and liabilities that represents the unit of accounting for a long-lived asset classified as held for sale; (b) provides guidance on the accounting for a long-lived asset if the criteria for classification as held for sale are met after the balance sheet date but before issuance of the financial statements; and (c) provides guidance on the accounting for a long-lived asset classified as held for sale if the asset is reclassified as held and used. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has not determined the impact this Statement will have on its consolidated financial position or results of operations.
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

Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Butler International, Inc. (the "Company") recorded a net loss of $900,000 or $.11 per share for the quarter ended September 30, 2001, as compared to net income of $500,000 or $0.05 per diluted share for the same period in 2000. The net loss for the quarter included restructuring and other charges of $1.6 million. Revenues in the period were $86.0 million, a 22% reduction from the $110.7 million recorded in the third quarter of 2000.

     The $1.6 million restructuring charges included severance related costs, the elimination of redundant facilities and equipment expenses spanning the Company's lines of business, as well as excess finance charges incurred mainly due to the BlueStorm losses. Since April, the Company has eliminated more than $26 million of costs on an annualized basis.

     Revenue for the current year quarter was $86.0 million, a 22% reduction from the $110.7 million reported last year. The principal cause of the reduced revenue was a substantial reduction in demand for Telecom services as well as Technology staffing services. The decreased volume reflects the general tone of business in these industry groups.

     Exclusive of the restructuring costs, the Company's EBITDA for the third quarter of 2001 was $1.4 million as compared with $4.3 million in the prior year quarter. The primary reason for the reduced earnings was the volume decrease, offset partially by reduced overhead costs. Despite the reduced volume, the Telecom services operation remained solidly profitable with an operating income of $2.8 million, reflecting an operating margin of 11%. The decline in the Technology Solutions business reflects a further decrease in demand for IT staffing services; however, the Company's IT solutions business grew by 12% over last year's quarter. Of particular note, in spite of reduced volume, the Company's IT business returned to profitability during the quarter as a result of reduced overhead costs. With regard to the Company's other operations, the Technical Group operating income decreased 16% on a 6% decrease in volume, while the Fleet Services business unit recorded an increase in operating income of nearly $300,000 as a result of improved margins and lower overhead.

     For the nine months ended September 30, 2001, the Company recorded a net loss of $7.5 million or $0.82 per share, compared with net income of $4.4 million or $0.39 per diluted shared for the same period in 2000. Restructuring charges combined with losses from the former BlueStorm operation totaled $10.2 million in the 2001 period. Contributing to the year-on-year decrease in profits were reduced volume and margins in the Telecom operations and significantly reduced activity in the IT staffing area. Revenues for the period were $285.5 million compared with $314.3 million in 2000. The revenue decrease was caused primarily by reduced IT staffing activity and Telecom services.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations".  This Statement requires that the purchase method of accounting be used for all business combinations and refines goodwill and other intangibles that should be recognized separate from goodwill.  SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives not be amortized, but be tested for impairment at least annually.  The Company is required to review its other intangible assets for impairment and to reassess the useful lives of such assets and make any necessary adjustment.  SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS is effective for those transactions.  The Company is currently evaluating the impact of SFAS 142 on its financial statements and related disclosures.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. The Statement defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not determined the impact this Statement will have on its consolidated financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement: (a) establishes criteria beyond that previously specified in SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", to determine when a long-lived asset is held for sale, including a group of assets and liabilities that represents the unit of accounting for a long-lived asset classified as held for sale; (b) provides guidance on the accounting for a long-lived asset if the criteria for classification as held for sale are met after the balance sheet date but before issuance of the financial statements; and (c) provides guidance on the accounting for a long-lived asset classified as held for sale if the asset is reclassified as held and used. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has not determined the impact this Statement will have on its consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are generated from operations and borrowings under its credit facility with General Electric Capital Corporation ("GECC"). Cash provided by operating activities was $10.1 million for the nine-month period ended September 30, 2001, an increase of $17 million over the same period in 2000.

     On September 28, 2001, the Company closed on the Second Amended and Restated Credit Agreement with General Electric Capital Corporation ("GECC"). This new three year, $85 million credit facility provides the Company with increased borrowing capacity, which will be used for accommodating future growth. The new agreement provides a revolving credit facility for loans up to $47 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million. The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables. The current interest rate with respect torevolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. The current interest rate for Term Loan A is the 30-day Commercial Paper Rate plus three hundred fifty basis points. With respect to Term Loan B, the current interest rate is the Prime Rate plus two hundred fifty basis points. Term Loan B interest will be increased by 15 basis points per month for each month that any balance is outstanding up to 14% thereafter increasing 15 basis points quarterly.  Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results after repayment of Term Loan B.  In connection with the refinancing, the Company will grant warrants to GECC, the aggregate value of which cannot exceed $400,000.

     As of September 30, 2001, $72.3 million was outstanding under the GECC credit facility, with an additional $2.7 million used to collateralize letters of credit. Proceeds from the credit facility are used to finance internal business growth, working capital, capital expenditures, and from time to time acquisitions and the Company's stock repurchase program. The credit facility excludes the U.K. operation, which has its own       £ 1.5 million facility. As of September 30, 2001, £ 534,067 was outstanding under the U.K. facility.

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

     The Company has a credit agreement with GECC which, provides a revolving credit facility for loans up to $47 million, including $9.0 million for letters of credit, Term Loan A for $20 million and Term Loan B for $18 million. The interest rates in effect at September 30, 2001 were 6.47%, 6.97% and 8.50% on the revolver, Term Loan A and Term Loan B, respectively. During the first nine months of 2001, the average interest rate on the revolving credit facility was 6.62% and the average interest rates on the other GECC loans was 7.12%. Interest reductions are available based upon the Company achieving certain financial results.

     From time-to-time the Company will use derivative instruments to limit its exposure to fluctuating interest rates. It is not the Company's policy to use these transactions for speculation purposes. The Company takes advantage of cash flow hedging activities through the use of interest rate swaps.

     In 1997, the Company entered into interest rate swap arrangements with its mortgage holder. The Company makes monthly interest payments at the fixed rates of 8.1% and 7.92% on the $6.4 million and $350,000 loans, respectively. The Company receives payments based upon the one month Libor plus 175 basis points. In 2000, the net gain from the exchange of interest rate payments was approximately $1,800 and was included in interest expense. If the interest rate swap agreement was terminated as of September 30, 2001, the Company would owe its lender an additional $436,000.

     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. Through September 30, 2001, the Company has recorded a $262,000 (net of tax benefit of $174,000) charge to other comprehensive income, which includes a $63,000 (net of tax benefit of $42,000) charge as a cumulative transition adjustment.

     The Company's international operations are directed from offices in the United Kingdom. International operations accounted for approximately 3.3% of the Company's sales for the nine months ended September 30, 2001, principally from the United Kingdom. In the nine months of 2001, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit list after signatures and exhibits attached.
  Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2001	BUTLER INTERNATIONAL, INC.
(Registrant)

By: /s/ Edward M. Kopko
Edward M. Kopko
Chairman of the Board of Directors
and Chief Executive Officer

By: /s/ Michael C. Hellriegel
Michael C. Hellriegel
Senior Vice President
and Chief Financial Officer

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX
Exhibit No.	Description

3.1

Articles of Incorporation of the Registrant, as amended, filed as Exhibit No. 3(a) to the Registrant's Registration Statement on Form S-4, Registration No. 33-10881 (the "S-4"), and hereby incorporated by reference.

3.2	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K"), and hereby incorporated by reference.

3.3	Articles Supplementary of the Articles of Incorporation (Series B 7% Cumulative Convertible Preferred Shares), as filed with the Department of Assessments and Taxation of the State of Maryland on September 29, 1992, filed as Exhibit No. 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 1992, and hereby incorporated by reference.

3.4	Amendment to Articles Supplementary to the Articles of Incorporation (Series B 7% Cumulative Convertible Preferred Shares) as filed with the Department of Assessment and Taxation of the State of Maryland an July 12, 1993, filed herewith

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

10.7*	Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.34 to the 1990 10-K, and hereby incorporated by reference.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)
Exhibit No.	Description

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

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)
Exhibit No.	Description

10.21*	Stock Purchase Agreement, dated December 17, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.34 to the 1991 10-K, and hereby incorporated by reference.

10.22*	Plan Pledge Agreement, dated December 17, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.35 to the 1991 10-K and hereby incorporated by reference.

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

10.33*	Employment Agreement dated April 18, 1995 between Butler International, Inc., and Harley R. Ferguson, filed as Exhibit 10.42 to the 1995 10-K, and hereby incorporated by reference.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)
Exhibit No.	Description

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

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)
Exhibit No.	Description

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

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit No.	Description

10.49*	Form Pledge Agreement dated September 12, 2000 between Butler International, Inc. and Edward M. Kopko, filed as Exhibit 10.49 to the 2000 Form 10-K, and hereby incorporated by reference.

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