Form 10-K405
period 2001-12-31
BUTLER INTERNATIONAL INC /MD/
filed 2002-03-27
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $21,643.000.  Such aggregate market value has been computed by reference to the $2.40 per share closing sale price of such stock as of March 20, 2002.  As of March 20, 2002, 10,303,442 shares of the registrant's single class of common stock, par value $.001 per share, were outstanding and 406,390 shares were in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than April 30, 2002.  Portions of the proxy statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

Item 1.   Business

    Butler International, Inc. (the "Company"), through its subsidiaries, provides a wide range of telecommunication and technology solutions and services to companies worldwide.  Butler's major service offerings include engineering, installation and test (EF&I) of optical, wireless and broadband transmission and switching equipment; assessments of client networks, network security services, quality assurance and testing of software, project engineering services utilizing computer aided design (CAD) software such as Pro/E, CATIA, and Unigraphics, technology and technical staffing, and dedicated fleet maintenance solutions.  Services are provided on a contractual basis to clients who primarily compete in the telecommunications, financial services and industrial products industries such as Worldcom, Nortel Networks, SBC, Verizon, BellSouth, Tellabs, Citigroup, JP Morgan Chase, Merrill Lynch, Caterpillar, Sikorsky and Lockheed Martin.  Butler's services typically involve activities that are essential to clients' everyday operations but not necessarily directly associated with their core business.  Telecommunications represents the largest vertical industry the Company serves.  The Company delivers its services directly to end-user customers and through equipment manufacturers and technology partners, such as Nortel Networks, Cisco, Business Objects, ICT Group, Parametric Technologies Corp. ("PTC") and Informatica to name a few.  As of February 18, 2002, the Company had approximately 3,800 employees, of which approximately 3,400 billable employees provide services, generally at client facilities, from a network of 36 offices in the United States and abroad.  Through its international operations, the Company currently provides similar services from offices in the United Kingdom and India.  In 2001, the Company had net sales of $363 million from its domestic and foreign operations.

    With a corporate history that traces back to the 1940s, Butler originally served the aviation industry exclusively before recognizing market demands and diversifying their industry focus on providing technical and technology services and growing additional value businesses.  On January 30, 1987, North American Ventures, Inc. acquired Butler International.  The Company was incorporated in Maryland on November 27, 1985.  The principal executive offices of the Company are located at 110 Summit Avenue, Montvale, New Jersey 07645, and its telephone number is (201) 573-8000.  The Company also maintains a web site, www.butler.com.

Description of the Business

    In order to free-up time and internal resources to focus on initiatives that drive their business, clients utilize Butler's telecommunications, information technology and technical services for (i) project management, (ii) outsourcing and (iii) technical staff augmentation as follows:

Project management services, or solutions, involve projects wherein the Company assumes responsibility for specifically defined projects, such as engineering, installation and test (EF&I) of telecommunications equipment, network design and implementation, network security, engineering design utilizing CAD software, and fleet maintenance.  Solutions are currently the largest contributor  of the Company's revenues.  Depending upon the nature of the assignment, the type of equipment required, and the particular needs of the client, project management services, or solutions, may be provided either on-site at the client's facilities or at a Company-owned facility designed for the client's specific purpose. The Company frequently obtains the necessary equipment for a project (if not available from the client) on a lease basis.

Outsourcing services involve instances where the Company manages an entire on-going operation on behalf of a client, thereby reducing the client's cost and the burden of maintaining that operation.  Examples of outsourcing include quality assurance and testing of software, network operations, engineering design utilizing CAD software, and fleet maintenance.  Outsourcing provides clients with an efficient access to needed expertise.  Such services are typically provided by the Company, at facilities established by the Company for such purposes.

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

Business Units

    The Company's solutions and services are provided through the following operating segments: (i) Butler Telecom, (ii) Butler Technology Solutions, (iii) Butler Technical Group and (iv) Butler Fleet Services.  Additional segment information is included in Note 18 of the Company's 2001 audited financial statements.

    Butler Telecom services help telecommunications equipment manufacturers and service providers upgrade the public network infrastructure to manage the convergence of voice and data traffic, offer more reliable high-speed data and wireless services, reduce operating costs, and increase profitability.  Butler Telecom's core services are performed in the central office, which is the nerve center of the public network as well as a strategic asset owned and operated by telecommunications service providers and carriers.  Services and solutions include integration of optical, wireless and broadband network systems, which is referred to as engineering, installation and test (EF&I), cable broadband design, and specialty project services to the voice data and video communications industry.  Also included in the Butler Telecom business is Network Services, which helps organizations address the demands placed on their internal network stemming from growing e-business activities and inherent security risks.  In addition to helping clients address their internal networks, Butler Telecom Network Services' consultants are knowledgeable about the public network infrastructure and use this knowledge to help organizations evaluate the products, services and features offered by telecommunications carriers and service providers.  The Company provides enterprise network consulting services including: network assessments, design and implementation, Network Operating Center (NOC) design and deployment, and service provider selection; network security services such as risk assessment, vulnerability and exploit testing, and security engineering and management; and project management.  Butler Telecom provides Network Services to financial services, telecommunications, consumer, and industrial products companies.  Butler Telecom also provides drafting, design, printing and graphics services to a wide range of industries.

    Butler Technology Solutions helps companies implement business solutions that harness the power of the Internet to optimize business performance.  The Company delivers Quality Assurance and customer focused solutions, as well as information technology staffing.  Quality Assurance Solutions involves the testing of client software applications in order to assess functionality and performance.  Clients utilize the Company for these services because in doing so, potential problems are identified and corrected prior to software deployment, preventing business interruption and associated expenses.  The Company's customer focused solutions involve providing clients with application development and implementation support necessary to enhance existing or launch new software applications required for internal and external business operations. Business intelligence is another customer focused solution offering and involves technology that helps organizations access, analyze and share information internally with employees and externally with clients, partners and suppliers.  Business intelligence solutions are delivered to clients directly and through the Company's partnership with Business Objects, a leading provider of business intelligence solutions.  Clients also utilize the Company's information technology staffing services to augment their internal IT staff.  Butler Technology Solutions serves a variety of industries including financial services, telecommunications, and consumer products. Butler employees are specialists in a wide variety of applications, operating systems and platforms, offering a broad range of information technology expertise.

    Butler Technical Group provides skilled technical and engineering personnel, project management, and total outsourcing solutions to companies worldwide and to a wide range of industries including aircraft/aerospace, research, energy, electronics, heavy equipment/machinery, and pharmaceutical.   It also provides engineering support services including strategic consulting, project management, drafting and design, and total outsourcing, while specializing in establishing, managing, and staffing dedicated engineering support centers carrying out both long-term and short-term projects.  Utilizing leading edge software design platforms such as Pro/ENGINEER, CATIA, Unigraphics, and AutoCAD, Butler Technical Group provides both staff augmentation and project engineering support in a number of different areas including design engineering, stress analysis/simulation, NC Programming, design, drafting, checking, and technical writing/illustration.

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

International Operations

The Company's international operations ("International Operations") are directed from offices in the United Kingdom and India.  Currently, approximately 6% of the Company's personnel are employed in its International Operations.  International Operations accounted for approximately 3.3% of the Company's net sales in 2001, principally from the United Kingdom.

Current Markets and Marketing Strategy

    Butler's core services - Outsourcing and Project Management - are critical to companies looking for a less expensive and more flexible way to resume projects, especially after having recently laid off staff and cut projects in response to the recession that began in 2001.  Butler is well positioned in industries with potential for growth, with customers who will likely generate greater demand for Butler's services as they strive to regain agility in their markets.  Butler is targeting the telecommunications, aerospace, heavy equipment manufacturing, research and education, and financial services industries.  While these industries suffered in 2001, they are expected to resurge.  Butler's strong relationships with loyal blue chip clients and services that help them achieve greater cost efficiency and flexibility will contribute to the Company's success moving forward.  Telecommunications companies will seek new equipment to reduce operating costs and market new services such as next-generation wireless.  Increased defense spending is likely to have a positive impact on aerospace and research.   Heavy equipment manufacturers are outsourcing more of their computer aided design (CAD) projects for improved cost efficiencies and time to market.  Companies across all industries, especially financial services, are likely to turn to software testing to prevent software quality defects from compromising critical business data.  As a result, the Company's marketing efforts are focused on (i) central office engineering and installation (EF&I), (ii) software quality assurance and testing, (iii) project engineering services, and (iv) information technology staffing as follows:

    Central Office Engineering and Installation (EF&I).  The central office is the nerve center of the public network infrastructure, carrying voice and data traffic through the network to its final destination.  The central office is also a strategic asset, owned and operated by telecommunications service providers, who must continue to spend on their network infrastructure to remain competitive and profitable.  As data surpasses voice traffic, new and more cost effective switching and transmission equipment will be deployed in wireless and optical networks to enable service providers to offer their customers a greater variety of more reliable, high-speed services.  Butler Telecom is well positioned as a primary supplier of central office engineering and installation services (EF&I) to help the leading telecommunications equipment manufacturers and service providers achieve their network initiatives.  Through its relationships with equipment manufacturers, Butler Telecom provides services in the central offices of telecommunications service providers, in addition to providing services directly to telecommunications service providers. Butler Telecom is a Cisco Professional Services Partner and has been approved as a professional services provider by many leading equipment manufacturers including but not limited to Nortel Networks, Tellabs, Ciena, White Rock Networks, Tekelec, and Nokia.

    Software Quality Assurance and Testing. With reported software vulnerabilities more than doubling in 2001, poor software quality and security remain major problems for many businesses.  The need for quality assurance and testing has never been more critical as business data is increasingly at risk.  Approximately 18 percent of IT spending on software development and maintenance is attributed to software testing.  Internal IT departments are burdened with additional work stemming from poor software quality and security issues and as a result, more companies are shifting quality assurance testing to an outsourcing model.  Since 1998, Butler Technology Solutions has been building a growing base of loyal clients who rely on its quality assurance testing services for consistency, reliability and objectivity.  The Company is experienced in utilizing leading technology from Mercury Interactive, Empirix, Seque, and Rational.

    Project Engineering Services.  Recognizing that computer aided design (CAD) is an appropriate outsourcing model for manufacturing, more companies are outsourcing all but their core competencies, gaining the flexibility of using a combination of software platforms and collaborative software to speed new products to market.  Technology is evolving at a faster pace, making it difficult for companies to acquire the latest tools, not to mention employees properly trained to leverage the tools.  In 2001, Butler partnered with PTC to become a Global Services Legacy Data Converter Partner.  This partnership combines Butler's project engineering expertise with PTC's leading product design technology, Pro/ENGINEER, and further enhances Butler's ability to provide design services, data conversion solutions, and highly-skilled engineering personnel for companies competing in industries including aircraft/aerospace, automotive, heavy equipment, and pharmaceutical.   Leveraging PTC's widely used product development solutions, this partnership enables Butler to provide customers with a competitive advantage by substantially increasing the number of Pro/ENGINEER engineering professionals available for projects to realize shortened project cycles, significant cost savings, increased customer satisfaction, and enhanced market positioning.  In addition to this partnership, Butler is a Certified Pro/ENGINEER Engineering Provider and a Pro/USER Industry Partner.  Aside from Butler's involvement with Pro/ENGINEER, on a yearly basis Butler participates in the national COE (CATIA Operators Exchange) and Unigraphics User Group Events. Butler is a Silver Sponsor for COE and a Gold Premier Partner for Unigraphics.

    Information Technology Staffing.  Although many companies have reduced their workforce as a cost saving measure, a significant number of job openings still exist for highly skilled IT professionals.  Fortune 500 companies typically augment their internal IT staff by an average of 22 percent, some companies even exceed 50 percent.   Recruiting is one of Butler's core strengths and competitive differentiators.  The Company utilizes sophisticated systems and quality processes to quickly respond with qualified, highly skilled IT professionals that are the best possible match for client requirements.

    Establishing partnership relationships with technology leaders positions the Company to deliver larger-scale, full-service solutions to customers.  In addition to the partnerships previously described, Butler enjoys partnerships with ICT Group and Business Objects, to expand its ability to provide customer focused technology solutions in the areas of Customer Relationship Management (CRM) and Business Intelligence, respectively.   Partnerships with Dell and Microsoft have strengthened Butler's position to provide network and quality assurance services.

    Butler's vision is to be the number one client-rated company.  The Company's customer value management processes ensure customer expectations are clearly identified and services are delivered to meet or exceed expectations.  Butler sales and marketing employees company-wide use the Company's Siebel-based Customer Relationship Management system to enhance the sales, recruiting and marketing processes within the organization to grow both existing and new customer relationships.  The system also enables Butler to communicate with prospective, active and former customers more frequently, with messages targeted to their specific business needs.

Clients

    The Company provides its services directly to approximately 1,000 client companies.  No clients individually represented 10% of the Company's net sales in 2001 or 2000.  A substantial amount of the Company's 2001 net sales were derived from U.S. companies included in the "Fortune 500" companies list such as Nortel Networks, Worldcom, AT&T, Citigroup, JP Morgan Chase, Estee Lauder, and Becton Dickinson.  Six of the Company's top ten clients are telecommunications companies.  In providing quality, which is of value to customers, Butler has successfully established long-term relationships with many other blue chip companies.

20 Years and Over	10-19 Years	Less than 10 Years
AT&T BellSouth Boeing Caterpillar Los Alamos National Lab (University of California) Lockheed Martin Lucent Technologies SBC Sprint Verizon	Abbott Laboratories Avon J P Morgan Ericsson Nortel Networks Raytheon Sikorsky (United Technologies) United Defense UPS WorldCom	Adelphia Cablevision Ciena Cisco Citigroup Merrill Lynch Nokia Pearson Education Sony Tellabs Toyota

    The Company's ISO 9000 certified processes and award-winning customer value management program ensure the Company delivers services that satisfy and help retain customers.  Butler's customer value management includes an annual satisfaction survey process to measure customers' satisfaction level with Butler's services, as well as competitive services.  The results are analyzed and used company-wide to continuously improve the Company's service offerings.  Butler focuses on those services in which it tends to be the client-rated best-in-class provider.

    Client satisfaction with Butler's services measured 93.2 percent in 2001, a 3.2 percent increase over 2000.  Two-thirds of the customers polled in the Company's 2001 annual said Butler is their best-in-class provider.  As Butler's blue chip companies recover, Butler is well positioned to provide them with services that will help them achieve greater cost efficiency and increased flexibility.

    Butler's services typically involve activities that are essential to clients' everyday operations but not directly associated with their core business.  Since providing services is Butler's core business, the Company continuously streamlines its processes and systems and as a result, is capable of managing resources, costs, and productivity, often with greater efficiency than clients are capable of achieving on their own.  Rather than facing the challenges of ramping up or scaling back resources in line with fluctuations in market demand, clients choosing to utilize Butler avoid costs associated with maintaining a workforce of underutilized employees.   Butler's effective recruiting and resource management, training to build the technicalcompetencies in greatest demand, and award-winning employee programs to attract and retain top talent combine to help clients increase their agility in the market.  Many companies incur excess costs when their level of business fluctuates.  Butler provides clients with performance based pricing, enabling them to achieve cost efficiencies by paying for services only when needed.

Employees

    The Company currently has approximately 3,800 employees in the United States and abroad, and believes that its relationship with its employees is positive.   Approximately 10% of the Company's employees are covered by collective bargaining agreements.  The Company's services are provided by technical/professionalemployees who are hired by the Company and assigned to work on a full-time basis for a specific client project.  The duration of the assignment depends on the client project or requirement, and averages approximately five to eight months. Technical/professional employees fall into one of three categories (1) salaried employees, (2) contracted employees, and (3) independents.  Salaried employees continue to work for Butler after an assignment ends, usually starting their next assignment immediately, but sometimes working on internal projects while "on the bench."  Contracted and independent employees are terminated if a new assignment is not identified.  However, Butler has many initiatives and programs in place to secure reassignment of technical/professional employees.

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

    Butler has also invested in its own technical training facilities as a proactive means of providing qualified resources trained to work with the technologies currently in demand, as well as emerging technologies.  The Company currently has two telecommunications installation and test training facilities located across the country.  Employees are trained to specific customer and industry standards in a central office simulated environment using state-of-the-art equipment of industry leading manufacturers.  The Company's cable broadband design facility provides 12 workstations dedicated to providing on the job training for entry-level broadband designers and drafters.   The Company also maintains a Quality Assurance application testing facility.

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

    The Company has deployed a variety of innovative programs and systems to guide Butler in becoming the ideal employer among current and prospective employees.   Butler continuously implements improvements to its web site in response to employee expectations expressed in the findings of the Company's satisfaction survey process.  In 2001, the Company launched Butler Direct, an internally developed system that gives employees' immediate online access to human resource, financial and personal information.

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

    Some national and international companies are larger than the Company or are associated with companies that have greater financial, technical or other resources than the Company.   Management believes, however, that the Company's ability to efficiently handle the broad spectrum of specialized client needs, its commitment to quality, the extensive network of the Company's offices, the wide array of technical skills available, its project management expertise, and its unique computerized system of identifying qualified personnel for its clients' projects and requirements enable it to compete favorably with other providers in the industry.  Rather than aspiring to be the biggest, the Company is clearly focused on being the number one client-rated company in the industry.

Item 2.   Properties

    The Company owns its corporate office facility located at 110 Summit Avenue, Montvale, New Jersey, 07645.

    At February 18, 2002, Butler maintained office space at the following locations for predominantly sales, recruiting and administrative functions:

United States:
Albuquerque, NM	Fort Wayne, IN	Norcross, GA
Aurora, IL	Gaylord, MI	Ontario, CA
Baltimore, MD	Griffin, GA	Park Ridge, IL
Burlington, MA	Herndon, VA	Pleasanton, CA
Center Line, MI	Huntington Beach, CA	Raleigh, NC
Chillicothe, IL	Irving, TX	Redmond, WA
Decatur, IL	Iselin, NJ	Saginaw, MI
El Segundo, CA	Lafayette, IN	Schaumburg, IL
Encino, CA	Lake St. Louis, MO	Shelton, CT
Escondido, CA	Lawrenceville, GA	St. Louis, MO
Fairfax, VA	Milpitas, CA	Twinsburg, OH
Fall River, MA	New York, NY

International:
Redhill, Surrey, England	Hyderabad, India

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

Item 4.   Submission of Matters to a Vote of Security Holders

    None.

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters

    The Common Stock is quoted under the symbol "BUTL" and is listed on the NASDAQ National Market System.  As of March 11, 2002, there were approximately 1,926 holders of record of Common Stock.  Not reflected in the number of record holders are persons who beneficially own shares of Common Stock held in nominee or street name.

	HIGH	LOW
2000:
First Quarter	$12.69	$8.63
Second Quarter	11.81	6.50
Third Quarter	9.13	4.50
Fourth Quarter	6.88	2.63

2001:
First Quarter	$5.75	$3.25
Second Quarter	4.16	2.09
Third Quarter	3.55	1.70
Fourth Quarter	2.94	1.80

2002:
First Quarter (through February 19, 2002)	$2.76	$1.80

    No cash dividends were declared on the Company's Common Stock during the years ended December 31, 2001 and 2000.  The Company has no present intention of paying cash dividends during the year ending December 31, 2002.

Item 6.   Selected Consolidated Financial Information

(in thousands, except per share data) (unaudited)

	2001	2000	1999	1998	1997
Operations Data:
Net sales	$ 362,539	$ 427,655	$ 414,326	$ 444,146	$ 424,964
Gross margin	$ 2,193	$ 91,191	$ 90,385	$ 85,892	$ 67,112
Net (loss) income	$ (10,744)	$ 4,905	$ 10,601	$ 9,844	$ 8,733	(a)

Per Share Data:
Net (loss) income per share:
Basic	$ (1.18)	$ 0.49	$ 1.05	$ 1.00	$ 0.91
Diluted	$ (1.18)	$ 0.44	$ 0.91	$ 0.84	$ 0.78
Weighted average number of
shares outstanding:
Basic	9,422	9,394	9,760	9,681	9,380
Diluted	9,422	11,172	11,632	11,691	11,266

Balance Sheet Data:
Working capital	$ 46,023	$ 56,170	$ 43,171	$ 36,835	$ 33,551
Total assets	$ 158,857	$ 180,806	$ 164,663	$ 150,112	$ 104,716
Long-term debt	$ 71,693	$ 76,311	$ 66,079	$ 54,935	$ 27,502
Total liabilities	$ 105,124	$ 116,089	$ 103,421	$ 94,913	$ 59,627
Stockholders' equity	$ 53,733	$ 64,717	$ 61,242	$ 55,199	$ 45,089

(a) 1997 includes a tax benefit of $1,959.

Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Net Sales

   Net sales in 2001 were $362.5 million, down 15% from the $427.7 million reported in 2000, and down from the $414.3 million recorded in 1999.  During 2001, sales decreased in all of the Company's segment with the hardest hit operations being Telecom and Technology Solutions.  These operations reported decreases of $25 million and $31 million, respectively.   Since approximately 40% of the Company's revenues are derived from companies in the telecommunications industry, it is not surprising that revenues were severely impacted by the well publicized decline in that sector during 2001. The Technical Group decreased by $6 million and the Fleet Services operation decreased by $3 million.  The solutions oriented revenue provided by the Technical Group increased by 13% or $4.8 million and the Technology solutions revenue increased by more than 50% over that of the prior year to $11.4 million.

   The 2000 growth in revenues reflected a 37% increase in the Company's Telecom operation.  The solutions oriented services provided by the Technical Group grew by 11% while the solutions based sales in Butler Technology Solutions grew to $7.5 million in 2000.  Fleet service sales increased by 4% over 1999.  The staffing business in Technology and Technical Group decreased by 23% and 10%, respectively.

Net Income

    The Company recorded a net loss of $10.7 million or $1.18 per diluted share for the year ended December 31, 2001, as compared to earnings of $4.9 million or $0.44 per diluted share for the year ended December 31, 2000, and $10.6 million or $0.91 per diluted share for the year ended December 31, 1999.  The 2001 net loss included restructuring and other charges totaling $9.3 million ($5.7 million after tax).  The net loss, exclusive of the restructuring charges was $5.1 million or $0.54 per diluted share.

    Exclusive of the restructuring and other charges, earnings before interest, taxes, depreciation and amortization (EBITDA) for the 2001 were $4.5 million, down from the $20.6 reported in 2000.  The results for 2001 were representative of the conditions affecting the Company's customers, its peers, as well as the U.S. economy as a whole.  Throughout the year, management sought to dramatically reduce its infrastructure to gain higher operating margins and solidify its existing client relationships while establishing new customer contacts. The restructuring and other charges reflected these efforts and costs related to severance, the elimination of redundant facilities and equipment expenses spanning the Company's lines of business, as well as excess finance charges incurred mainly due to the losses reported by the former BlueStorm operation.  Since April 2001, the Company has shed more than $32 million of costs on an annualized basis.

    Contributing to the year-on-year decrease in profits were reduced volume and margins in the Telecom operations and significantly reduced activity in the IT staffing area.  The Technical Group recorded an operating profit of $10.7 million, compared to $11.4 million in 2000. The reduction was due a 17% decline in staffing activities, partially offset by a 9% increase in the solutions oriented operating profits.  Despite a decline in revenues, the Fleet Services operating profits increased by nearly 18% due to an improved gross margin as a percent of sales and reduced overhead expenses. Every line of business, with the exception of Telecom, recorded year-on-year improvements in gross margin percentages.

    In the fourth quarter of 2001, both the Technical Group and Technology Solutions operations recorded positive earnings compared with the prior year quarter (exclusive of restructuring and other charges). Fleet Services profits were essentially even with last year's quarter, despite an 18% sales decline. On a sequential quarter basis, the operating profits of the Technical Group, Technology Solutions and Fleet Services division all improved over the previous quarter of 2001 (also after removing the restructuring and other charges taken in the period). The former BlueStorm business, which is now part of the Telecom group, was profitable in the quarter.

    The year-on-year difference between 2000 and 1999 reflected the investment in BlueStorm which totaled approximately $5.3 million in 2000. A 53% increase in Telecommunications Services' operating profits was largely offset by lower earnings in the Technology Solutions and Fleet Services operations. Technical Group increased by 4% over 1999, despite reduced volume. Of particular note, gross margins, excluding the results of BlueStorm, were 22.2% compared with the previous year's 21.8%.

Selling, General and Administrative Expenses

    Selling, general and administrative ("SG&A") expenses decreased to $67.7 million for the year ended December 31, 2001, compared with $70.6 million and $64.8 million for the years ended December 31, 2000 and 1999, respectively. Cost reduction programs were implemented throughout 2001. SG&A in the fourth quarter of 2001 was down by 23% or $4.5 million due to the success of these programs. The SG&A increases in 2000 were mainly due to investment in BlueStorm which accounted for approximately $2.2 million of the increase while SG&A in the BTI operation was up by approximately $2.7 million due to the significant growth within the division.

Interest Expense

    For the year ended December 31, 2001, interest expense was $5.5 million, compared with $6.7 million and $4.8 million for the years ended December 31, 2000 and December 31, 1999, respectively. The reduced interest expense in 2001 was primarily due to lower rates and borrowings resulting from a reduction in outstanding accounts receivable.  Interest expense in 2000 increased principally due to higher rates and borrowings related to the Company's stock buyback program. Higher receivables, due mostly to changed business mix, also contributed to the increased debt balance in 2000.

Income Taxes

    For the year ended December 31, 2001, income taxes represent both current and deferred benefits arising from the year's U.S. net operating losses. Of the $6.8 million income tax benefit, approximately $4.9 million is from refundable prior years' federal and state taxes and about $0.5 million is related to future state loss carryovers. The Company also continues to benefit from its UK loss carryovers. For the year ended December 31, 2000, income tax expense decreased to $2.3 million compared to $4.9 million recorded in 1999. The Company's effective tax rates in 2001, 2000 and 1999 were 38.9%, 32.2% and 31.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of funds are generated from operations and borrowings under its credit facility with General Electric Capital Corporation ("GECC") (see "Financing Activities"). The Company has a revolving credit facility and two term loans with GECC. Availability under the revolving credit facility is based upon the amount of eligible receivables. As of December 31, 2001, $32.3 million was outstanding under the revolving credit facility, and an additional $3.0 million was used to collateralize letters of credit.  Proceeds from the revolving credit facility combined with operating cash flow are used by the Company to finance its internal business growth, working capital, capital expenditures and term loan amortization. The December 31, 2001 balances outstanding under GECC Term Loan A and Term Loan B were $20 million and $18 million, respectively. The GECC credit facility excludes the U.K. operation, which has its own £1.5 million facility.  As of December 31, 2001, there was nothing outstanding under the U.K. facility.

    Cash was $2.0 million as of December 31, 2001 and 2000.  The major components of cash inflows during 2001 were from decreased accounts receivable totaling $21 million.  Cash outflows consisted of reduced borrowings of $6.7 million, net loss before depreciation and amortization of $3.5 million, decreases in accrued liabilities of $5.1 million, capital expenditures net of proceeds from equipment sales of $2.8 million and an increase in various assets of $3.3 million.

    The Company has a seven year mortgage for its corporate office facility in Montvale, New Jersey. The mortgage consists of a $6.4 million loan that is repayable based on a 15 year amortization schedule. The variable interest rate on the loan is one month Libor plus 175 basis points. The outstanding balance of the loan at December 31, 2001 was $5.7 million.

    The Company entered into an interest rate swap arrangement with its mortgage holder on its $6.75 million mortgage note.  The Company makes monthly interest payments at the fixed rate of 8.1% on the $6.4 million loan.  The Company receives payments based upon Libor plus 175 basis points.  In 2001, the net losses from the exchange of interest rate payments was approximately $125,000 and was included in interest expense.  If the interest rate swap agreement was terminated as of December 31, 2001, the Company would owe an additional $331,000.  The Company does not anticipate terminating the interest rate swap agreement prior to its expiration date of November 1, 2004.

     Management believes that the combination of cash flows from operations and availability under the Credit Facility will be sufficient to meet the Company's foreseeable cash requirements. It should be noted however that a continuation of losses of the magnitude experienced in the fourth quarter of 2001 would require the Company to seek alternative or additional financing sources. Management believes that there will be an improvement in operating cash flow in fiscal 2002.

Financing Activities

    On September 28, 2001, the Company closed on the Second Amended and Restated Credit Agreement with GECC. This new three year, $85 million credit facility provides the Company with increased borrowing capacity, which will be used for accommodating future growth. The agreement provides a revolving credit facility for loans up to $47.0 million, including $9.0 million for letters, Term Loan A for $20 million, and Term Loan B for $18 million. The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47.0 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables. The current interest rate with respect revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. The current interest rate for Term Loan A is the 30-day Commercial Paper Rate plus three hundred fifty basis points. With respect to Term Loan B, the interest rate in effect as of December 31, 2001 was the Prime Rate plus two hundred eighty basis points. The Term Loan B interest rate will be increased by 15 basis points per month for each month that any balance is outstanding up to 14%, thereafter increasing 15 basis points quarterly. Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B. In connection with the refinancing, the Company will grant warrants in 2002 to GECC, the aggregate value of which cannot exceed $400,000.

    The following table summarizes the Company's contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

		Less than	1 to 3	4 to 5	After
	Total	1 Year	Years	Years	5 Years
Long term debt	$ 43,375	$ 4,311	$ 39,064	$ -	$ -
Operating lease	14,095	5,637	7,160	900	398
Total contracted
cash obligation	$ 57,470	$ 9,948	$ 46,224	$ 900	$ 398

    The following table summarizes the Company's commercial commitments at December 31, 2001 and the effect of such commitments are expected to have on its liquidity and cash flow in future periods (in thousands):

		Less than	1 to 3
	Total	1 Year	Years
Credit facility	$ 32,297	$ -	$ 32,297
Standby letters of credit	4,480	4,480	-
Total commercial
commitments	$ 36,777	$ 4,480	$ 32,297

    The Company has standby letters of credit in the amount of $4.3 million as collateral against its insurance program. These letters of credit are renewed annually. The Company also has a letter of credit in lieu of a security deposit for its New York City facility in the amount of $141,862.

ACQUISITIONS

    During 2001 and 2000, the Company paid approximately $6,000 and $542,000, respectively, for contingent earn-out payments and settlements in conjunction with acquisition made during 1998 and 1997.

RISK MANAGEMENT

    From time-to-time the Company will use derivative instruments to limit its exposure to fluctuating interest rates. It is not the Company's policy to use these transactions for speculation purposes. The Company takes advantage of cash flow hedging activities through the use of interest rate swaps.

    The Company entered into an interest rate swap arrangement with its mortgage holder. The Company makes monthly interest payments at the fixed rates of 8.1% on its $6.4 million loan. The Company receives payments based upon the one month Libor plus 175 basis points. In 2001, the net loss from the exchange of interest rate payments was approximately $125,000 and was included in interest expense. If the interest rate swap agreement was terminated as of December 31, 2001, the Company would owe its lender an additional $331,000. The Company does not anticipate terminating the interest rate swap agreement prior to its expiration date of November 1, 2004.

CRITICAL ACCOUNTING POLICIES

    The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating the reported financial results include the following. Additional information regarding significant accounting policies can be found in Note 1 to the Company's consolidated financial statements.

Revenue Recognition

    The Company's net sales relate to service revenues, net of discounts, of its wholly-owned subsidiaries. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price service contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent based upon estimating the cost to complete as determined by experience. Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in accounts receivable. Billings in excess of revenue that is recognized on service contracts are recorded as deferred income until the above revenue recognition criteria are met.

    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company has demonstrated the ability to make reasonable and reliable estimates based on historical experience. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances maybe required.

Excess Cost over Net Assets of Businesses Acquired

    Excess cost over net assets of businesses acquired is amortized on a straight-line basis over the expected period to be benefited and does not exceed forty years. Management routinely evaluates the recoverability of goodwill with reference to estimates of future profitability and operating cash flow. Such estimates, on an undiscounted basis, are compared to the unamortized balance of goodwill. Should the results of this analysis indicate that impairment is likely, the Company will recognize a charge to operations at that time.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This Statement requires that the purchase method of accounting be used for all business combinations and redefines goodwill and other intangibles that should be recognized separate from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives not be amortized, but be tested for impairment at least annually. The Company is required to review its goodwill for impairment and to reassess the useful lives of such assets and make any necessary adjustments. Effective January 1, 2002, the Company will adopt SFAS No. 142 and is evaluating the effect that such adoption may have on its consolidated results of operation and financial position. However, the Company expects that substantially all of its goodwill will no longer be amortized. The goodwill amortization was approximately $2,402,000, $2,402,000 and $2,281,000 for the years ended December 31, 2001, 2000 and 1999, respectively

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement establishes accounting standards for the recognition and measurement of an asset retirement obligation and it associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. Upon adoption, the Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS No. 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operation and financial position.

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

    The Company has a credit agreement with GECC which, provides a revolving credit facility for loans up to $47 million, including $9.0 million of letters of credit, Term Loan A for $20 million and Term Loan B for $18 million. The interest rates in effect at December 31, 2001 were 5.04%, 5.54% and 7.55% on the revolver, Term Loan A and Term Loan B, respectively. During the year ended December 31, 2001, the average interest rate on the revolving credit facility was 6.29% and the average interest rates on the Term Loan A and Term Loan B were 6.79% and 7.83%, respectively. Interest reductions are available based upon the Company achieving certain financial results, after repayment of Term Loan B.

    From time-to-time the Company may use derivative instruments to limit its exposure to fluctuating interest rates. It is not the Company's policy to use these transactions for speculation purposes. The Company takes advantage of cash flow hedging activities through the use of interest rate swaps.

    In 1997, the Company entered into interest rate swap arrangements with its mortgage holder. The Company makes monthly interest payments at the fixed rate of 8.1% on its $6.4 million loan. The Company receives payments based upon the one month Libor plus 175 basis points. In 2001, the net loss from the exchange of interest rate payments was approximately $125,000 and was included in interest expense. If the interest rate swap agreement was terminated as of December 31, 2001, the Company would owe its lender an additional $331,000.

    The Company adopted SFAS no. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. Through December 31, 2001, the Company has recorded a $202,000 (net of tax benefit of $129,000) charge to other comprehensive income, which includes a $64,000 (net of tax benefit of $41,000) charge as a cumulative transition adjustment.

    The Company's international operations are directed from offices in the United Kingdom ("UK") and India. International operations accounted for approximately 3.3% of the Company's sales for the year ended December 31, 2001, principally from the UK. For the year ended December 31, 2001, changes in foreign currency rates had an immaterial impact on sales and earnings.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements

Page
Financial Statements:

Consolidated Balance Sheets at December 31, 2001 and 2000	F-1

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2001	F-2

Consolidated Statements of Comprehensive Income for each of the three years
in the period ended December 31, 2001	F-3

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 2001	F-4

Consolidated Statements of Changes in Stockholders' Equity for each
of the three years in the period ended December 31, 2001	F-5

Notes to Consolidated Financial Statements	F-6 to F-18

Independent Auditors' Report	F-19

Other supporting schedules are submitted in a separate section of this report following Item 14.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of December 31,
	2001	2000
ASSETS
Current assets:
Cash	$ 2,025	$ 2,031
Accounts receivable, net of allowance for
uncollectible accounts of $2,617 and $1,372	59,370	81,626
Inventories	147	479
Deferred income taxes	6,390	4,655
Other current assets	6,313	2,736
Total current assets	74,245	91,527

Property and equipment, net	19,458	22,720
Other assets	4,260	3,269
Excess cost over net assets of businesses acquired,
net of accumulated amortization of $19,356 and $16,954	60,072	62,468

Total assets	$ 158,035	$ 179,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 23,911	$ 29,295
Current portion of long-term debt	4,311	6,062
Total current liabilities	28,222	35,357

Revolving credit facility	32,297	50,763
Other long-term debt	39,396	25,548
Other long-term liabilities	5,209	4,421
Commitments and contingencies (see note 13)

Stockholders' equity:
Series B 7% Cumulative Convertible Preferred Stock: par value $0.001 per share, authorized 15,000,000, issued 5,558,503 in 2001 and 5,188,922
in 2000; Liquidation preference $5,559 in 2001 and $5,189 in 2000	6	5
Common stock: par value $0.001 per share, authorized
125,000,000; issued 10,090,165 in 2001 and 10,095,075 in 2000;
outstanding 9,418,442 in 2001 and 9,419,435 in 2000	10	10
Additional paid-in capital	100,819	100,484
Receivables from officers and directors	(5,021)	(5,021)
Accumulated deficit	(36,198)	(25,084)
Accumulated other comprehensive loss	(778)	(527)
Sub-total	58,838	69,867
Less - Treasury stock 671,723 shares in 2001
and 675,640 shares in 2000	(5,927)	(5,972)
Total stockholders' equity	52,911	63,895

Total liabilities and stockholders' equity	$ 158,035	$ 179,984

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year Ended December 31,
	2001	2000	1999

Net sales	$ 362,539	$ 427,655	$ 414,326
Cost of sales	290,346	336,464	323,941
Gross margin	72,193	91,191	90,385

Depreciation and amortization	7,210	6,590	5,318
Selling, general and administrative expenses	67,724	70,623	64,807
Restructuring and other charges	9,314	-	-
Operating (loss)/income	(12,055)	13,978	20,260

Interest expense	(5,534)	(6,746)	(4,776)
(Loss)/income before income taxes	(17,589)	7,232	15,484

Income tax (benefit)/expense	(6,845)	2,327	4,883

Net (loss)/income	$ (10,744)	$ 4,905	$ 10,601

Net (loss)/income per share:
Basic	$ (1.18)	$ 0.49	$ 1.05
Diluted	$ (1.18)	$ 0.44	$ 0.91

Average number of common shares and dilutive
common share equivalents outstanding
Basic	9,422	9,394	9,760
Diluted	9,422	11,172	11,632

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2001	2000	1999

Net (loss)/income	$ (10,744)	$ 4,905	$ 10,601

Other comprehensive (loss)/income, net of tax:
Cash flow hedges:
Current year derivatives loss	(138)	-	-
Cumulative transition adjustment	(64)	-	-
Foreign currency translation adjustments	(49)	(143)	(251)
Other comprehensive (loss)/income	(251)	(143)	(251)

Comprehensive (loss)/income	$ (10,995)	$ 4,762	$ 10,350

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (10,744)	$ 4,905	$ 10,601
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Depreciation and amortization	7,210	6,590	5,318
Provision for bad debt	1,246	(751)	(1,186)
Provision for deferred taxes	(1,695)	606	313
Amortization of deferred financing charges	293	136	142
Prepaid pension expense	(195)	(649)	-
Non-cash restructuring and other charges	1,413	-	-
Gain of sale of equipment	(110)	-	-
Write off of investment securities	250	-	-
Non-cash interest	331	-	-
Other changes that (used) provided cash:
Accounts receivable	21,010	(11,342)	(1,756)
Inventories	332	(91)	53
Other current assets	(2,798)	(1,778)	(1,378)
Other assets	(471)	200	(1,848)
Current liabilities	(5,142)	3,447	(4,005)
Other long term liabilities	748	159	727
Net cash provided by operating activities	11,678	1,432	6,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,008)	(7,426)	(5,992)
Proceeds from sale of equipment	159	-	-
Cost of businesses acquired	(6)	(541)	(8,629)
Purchase of investment securities	-	(259)	-
Net cash used in investing activities	(2,855)	(8,226)	(14,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings under credit facility	(18,466)	15,272	8,240
Financing fees paid	(1,889)	-	-
Proceeds from long term debt	15,256	487	8,636
Repayment of long term debt	(3,490)	(6,571)	(4,521)
Net proceeds from exercise of stock options	-	440	1,614
Loans issued for exercise of stock options	-	(404)	(891)
Repurchase and retirement of common stock	(34)	(1,502)	(6,168)
Issuance of treasury stock	45	179	1,138
Net cash (used in) provided by financing activities	(8,578)	7,901	8,048

Change in other comprehensive income	(251)	(143)	(251)

Net (decrease) increase in cash	(6)	964	157
Cash at beginning of period	2,031	1,067	910

Cash at end of period	$ 2,025	$ 2,031	$ 1,067

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands except share data)

	2001		2000		1999
	Shares	Amount	Shares	Amount	Shares	Amount
Series B Preferred Stock:
Balance at January 1,	5,188,922	$ 5	4,843,914	$ 5	3,014,564	$ 3
Three-for-two stock split	-	-	-	-	1,507,282	2
Dividends paid	369,581	1	345,008	-	322,068	-
Balance at December 31,	5,558,503	6	5,188,922	5	4,843,914	5

Common stock:
Balance at January 1,	10,095,075	10	9,950,600	10	6,506,043	7
Three-for-two stock split	-	-	-	-	3,253,022	3
Repurchase and retirement of shares	(4,910)	-	-	-	(7,215)	-
Issuances of common stock	-	-	144,475	-	198,750	-
Balance at December 31,	10,090,165	10	10,095,075	10	9,950,600	10

Treasury stock:
Balance at January 1,	(675,640)	(5,972)	(504,133)	(4,649)	-	-
Purchase treasury stock	-	-	(190,403)	(1,502)	(647,840)	(6,090)
Issuance treasury stock	3,917	45	18,896	179	143,707	1,441
Balance at December 31,	(671,723)	(5,927)	(675,640)	(5,972)	(504,133)	(4,649)

Additional paid-in capital:
Balance at January 1,		100,484		99,698		98,148
Three-for-two stock split		-		-		(5)
Repurchase and retirement of shares		(34)		-		(78)
Issuances of common stock		-		440		1,614
Issuance treasury stock		-		-		(303)
Dividends paid		369		346		322
Balance at December 31,		100,819		100,484		99,698

Receivables from officers and directors:
Balance at January 1,		(5,021)		(4,617)		(2,904)
Loans issued for options exercised		-		(404)		(1,713)
Balance at December 31,		(5,021)		(5,021)		(4,617)

Accumulated deficit:
Balance at January 1,		(25,084)		(29,643)		(39,922)
Net (loss)/income		(10,744)		4,905		10,601
Dividends paid		(370)		(346)		(322)
Balance at December 31,		(36,198)		(25,084)		(29,643)

Accumulated other comprehensive loss:
Balance at January 1,		(527)		(384)		(133)
Foreign currency translation adjustment		(49)		(143)		(251)
Cash flow hedges:
Current year derivatives loss		(138)		-		-
Cumulative transition adjustment		(64)		-		-
Balance at December 31,		(778)		(527)		(384)
Total stockholders' equity		$ 52,911		$ 63,895		$ 60,420

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

Butler International, Inc., together with its wholly owned subsidiaries (the "Company"), is a provider of strategic outsourcing, project management and staff augmentation services. These services are provided through four ISO 9002 certified business segments, Butler Telecom , Butler Technology Solutions, Butler Technical Group and Butler Fleet Services.

Butler Telecom services help telecommunications equipment manufacturers and service providers upgrade the public network infrastructure to manage the convergence of voice and data traffic, offer more reliable high-speed data and wireless services, reduce operating costs, and increase profitability. Butler Telecom's core services are performed in the central office, which is the nerve center of the public network as well as a strategic asset owned and operated by telecommunications service providers and carriers. Services and solutions include integration of optical, wireless and broadband network systems, which is referred to as engineering, installation and test (EF&I), cable broadband design, and specialty project services to the voice data and video communications industry. Also included in the Butler Telecom business is Network Services, which helps organizations address the demands placed on their internal network stemming from growing e-business activities and inherent security risks. Butler Telecom also provides drafting, design, printing and graphics services to a wide range of industries.

Butler Technology Solutions helps companies implement business solutions that harness the power of the Internet to optimize business performance. The Company delivers Quality Assurance and customer focused solutions, as well as information technology staffing. Butler Technology Solutions serves a variety of industries including financial services, telecommunications, and consumer products. Butler employees are specialists in a wide variety of applications, operating systems and platforms, offering a broad range of information technology expertise.

Butler Technical Group provides skilled technical and engineering personnel, project management, and total outsourcing solutions to companies worldwide and to a wide range of industries including aircraft/aerospace, research, energy, electronics, heavy equipment/machinery, and pharmaceutical. It also provides engineering support services including strategic consulting, project management, drafting and design, and total outsourcing, while specializing in establishing, managing, and staffing dedicated engineering support centers carrying out both long-term and short-term projects. Utilizing leading edge software design platforms such as Pro/ENGINEER, CATIA, Unigraphics, and AutoCAD, Butler Technical Group provides both staff augmentation and project engineering support in a number of different areas including design engineering, stress analysis/simulation, NC Programming, design, drafting, checking, and technical writing/illustration.

Butler Fleet Services provides customized fleet operation services to major ground fleet-holders nationwide ranging from vehicle maintenance and repair to total fleet management solutions including special projects such as installation of satellite tracking devices. Butler Fleet provides services including: preventive maintenance, mobile maintenance repair and service, scheduling service and inspections, computerized fleet tracking systems (including inventory control), training, fluid level checks and total fleet management. Industries served through this division include telecommunications, utilities, municipalities, courier, and trucking.

Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements of the Company include the accounts of Butler International, Inc. and its consolidated subsidiaries after elimination of all significant intercompany transactions and balances.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Common Share

The following table represents the computation of basic and diluted earnings per common share as required by Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share (in thousands, except per share data):

	2001	2000	1999
Basic (Loss) / Earnings per Share:
Net (loss) income	$ (10,744)	$ 4,905	$ 10,601
Preferred dividends	(370)	(345)	(322)
(Loss)/income available to
common shareholders	(11,114)	4,560	10,279
Weighted average common
shares outstanding	9,422	9,394	9,760
Basic (loss)/earnings
per common share	$ (1.18)	$ 0.49	$ 1.05

Diluted (Loss) / Earnings per Share:
Net (loss) income	$ (10,744)	$ 4,905	$ 10,601
Preferred dividends	(370)	-	-
(Loss)/income available to common
shareholders assuming conversion	(11,114)	4,905	10,601
Weighted average common
shares outstanding	9,422	9,394	9,760
Common stock equivalents	-	373	561
Assumed conversion of preferred stock	-	1,405	1,311
Total weighted average
common shares	9,422	11,172	11,632
Diluted (loss)/earnings
per common shares	$ (1.18)	$ 0.44	$ 0.91

Basic earnings/(loss) per common share is calculated by dividing net income/(loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share is calculated by dividing net income/(loss) by the sum of the weighted average number of common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. As a result of the net loss reported for the year ended December 31, 2001, 183,750 potential common shares have been excluded from the calculations of diluted earnings/(loss) per share because their effect would be anti-dilutive. In addition, 1,343,000 options and warrants, where the exercise price was greater than the average market price of the common shares for the year ended December 31, 2001, were excluded from the computation of diluted loss per share. All per share amounts have been adjusted to reflect a 3-for-2 common stock split distributed to shareholders of record on June 1, 1999.

Revenue Recognition

The Company's net sales relate to service revenues, net of discounts, of its wholly-owned subsidiaries. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price service contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent based upon estimating the cost to complete as determined by experience. Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in accounts receivable. Billings in excess of revenue that is recognized on service contracts are recorded as deferred income until the above revenue recognition criteria are met.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company has demonstrated the ability to make reasonable and reliable estimates based on historical experience. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances maybe required.

Inventory

Inventory consists of purchased goods and is valued at the lower of cost or market. Cost is determined by using an average cost per unit.

Foreign Currency Translation

For all foreign operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using the year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive loss, a separate component of stockholders' equity.

Property and Equipment

Property and equipment are recorded at cost, which, for assets acquired through the Company's corporate acquisitions, represents the fair value at date of acquisition. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which generally range between one and ten years except for the Company's headquarters building which has a thirty-year life. Leasehold improvements are amortized by the straight-line method over the related lease or the estimated useful life of the asset whichever is shorter. Upon disposal of property and equipment, the asset and related accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in earnings. Fully depreciated assets are not removed from the accounts until physical disposition. Management routinely evaluates the carrying value of its property and equipment.  Should the results of the evaluation indicate that impairment is likely, the Company will recognize a charge to operations at that time.

Excess Cost over Net Assets of Businesses Acquired

Excess cost over net assets of businesses acquired is amortized on a straight-line basis over the expected period to be benefited and does not exceed forty years. Management routinely evaluates the recoverability of goodwill with reference to estimates of future profitability and operating cash flow. Such estimates, on an undiscounted basis, are compared to the unamortized balance of goodwill. Should the results of this analysis indicate that impairment is likely, the Company will recognize a charge to operations at that time. See footnote 17.

Derivative Financial Instruments

The Company utilizes derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which was amended in June  2000 by SFAS No. 138. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The Company adopted SFAS 133, as amended, on January 1, 2001. See footnote 5.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these instruments. The carrying amount of current and long-term debt approximates fair value as it is floating rate debt. The fair value of interest rate instruments are estimated amounts the Company would receive or pay to terminate the agreements as of the reporting dates. The fair value of the Company's interest rate swap agreement is the estimated amount the Company would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the agreement. The fair value of letters of credit is determined to be zero as management does not expect any material losses to result from these instruments because performance is not expected to be required.

Reclassifications

Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to the 2001 presentation.

  RESTRUCTURING AND OTHER CHARGES:

In April 2001, the Company announced a Company-wide cost reduction plan. The Company recorded restructuring and other charges totaling $9.3 million during the year associated with the cost reduction program. The charges are included in restructuring and other charges in the consolidated statements of operations. These charges were for costs incurred to eliminate excess capacity, reduce both staff and delivery personnel in all of the Company's business units, the closing of certain unprofitable locations and the termination of unprofitable contracts and activities. As a result of the restructuring, a total of 389 employees were terminated through December 31, 2001. A summary of the restructuring and other charges recorded in 2001 is as follows (in thousands):

				Accrued
	Restructuring	Cash	Noncash	Restructuring
	Charges	Payment	Charges	Charges
Severance and other
employee costs	$ 3,643	$ (2,930)	$ -	$ 713
Facility closing costs	3,398	(781)	(267)	2,350
Write-off of equipment cost and leases	1,146	-	(1,146)	-
Other	1,127	(1,127)	-	-
Total restructuring	$ 9,314	$ (4,838)	$ (1,413)	$ 3,063

The $3.1 million accrual for restructuring was included in accounts payable and accrued liabilities ($2.3 million) and in other long-term liabilities ($0.8 million).

  PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (in thousands):

	2001	2000
Land	$ 5,662	$ 5,662
Buildings	4,168	4,168
Motor vehicles and equipment	9,418	10,742
Computer hardware and software	20,769	20,715
Leasehold improvements	2,713	2,768
	42,730	44,055
Less accumulated depreciation	(23,272)	(21,335)
Property and equipment, net	$ 19,458	$ 22,720

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $4,808, $4,188, and $3,036, respectively.

  CURRENT LIABILITIES:

Accounts payable and accrued liabilities are comprised of the following (in thousands):

	2001	2000
Insurance-related payables	$ 3,645	$ 4,436
Accounts payable	5,013	7,208
Accrued compensation	4,334	5,930
Taxes other than income taxes	2,183	4,957
Accrued pension and 401 (k) contributions	2,586	2,696
Accrued restructuring charges	2,310	-
Deferred compensation	216	222
Other	3,624	3,846
	$ 23,911	$ 29,295

  LONG-TERM DEBT:

Long-term debt is summarized as follows (in thousands):

	2001	2000
Credit Facility	$ 32,297	$ 50,763
Term Loan A	20,000	-
Term Loan B	18,000	-
Acquisition Facility	-	25,318
U.K. Credit Facility	-	551
Mortgage and note payable related to
Corporate headquarter facility	5,707	5,741
	76,004	82,373
Less current portion	(4,311)	(6,062)
	$ 71,693	$ 76,311

The Company has scheduled principal payments on Term Loan A and its mortgage facility of $4,338 and $16,727 for 2003 and 2004, respectively.

Credit Facility

On September 28, 2001, the Company closed on the Second Amended and Restated Credit Agreement (the "Credit Facility") with General Electric Capital Corporation ("GECC"). The new $85 million Credit Facility, as amended, expires in September 2004. The Credit Facility provides a revolving credit facility for loans up to $47 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million. The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. The current interest rate for Term Loan A is the 30-day Commercial Paper Rate plus three hundred fifty basis points. With respect to Term Loan B, the interest rate in effect as of December 31, 2001 was the Prime Rate plus two hundred eighty basis points. Term Loan B interest rate will be increased by 15 basis points per month for each month that any balance is outstanding up to 14% thereafter increasing 15 basis points quarterly. Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B. In connection with the refinancing, the Company will grant warrants to GECC, the aggregate value of which cannot exceed $400,000. The Company's obligations under the Credit Facility are collateralized by a pledge of most of its assets.

At December 31, 2001, $32.3 million was outstanding under the revolving credit facility and an additional $3.0 million was used to collateralize letter of credits. The interest rate in effect at December 31, 2001 was 5.04%. The average interest rate during 2001 was 6.29%. At December 31, 2001, $20 million and $18 million were outstanding under Term Loan A and Term Loan B, respectively, with effective interest rates of 5.54% and 7.55%, respectively, and the average interest rates for 2001 of 6.79% and 7.83%, respectively.

The Credit Facility, as amended, contains various restrictive covenants covering ratios relating to minimum fixed charge coverage and minimum interest coverage, capital expenditures, minimum tangible net worth as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company was in compliance with all the covenants under the Credit Facility, as amended.

Letters of Credit

The Company has standby letters of credit in the amount of $4.3 million as collateral against its insurance program. These letters are renewed annually. The Company also has a letter of credit in lieu of a security deposit for its New York City facility in the amount of $141,862.

U.K. Credit Facility

The Company's U.K. operation has a credit facility with Lloyds TSB Commercial Finance Ltd., which provides up to £1.5 million in loans.  The UK credit facility expires in September 2003. The total amount of loans outstanding under this facility may not exceed 80% of eligible receivables. The interest rate chargeable to the Company is currently 8.0%. There was no outstanding balance at December 31, 2001.

Facility Mortgage

The Company has a seven year mortgage for its corporate office facility. The mortgage consists of a $6.4 million loan, that is repayable based on a 15 year amortization schedule. The variable interest rate on this loan is one month Libor plus 175 basis points. At December 31, 2001, the balance of the loan was $5.7 million includes $5.4 million outstanding principal balance plus $0.3 million estimated fair value adjustment (see below). The Company obtained a waiver for its fixed charge coverage financial covenant contained in the mortgage agreement at December 31, 2001.

Interest Rate Risk Management

The Company uses interest rate swap agreements from time to time to manage the impact of interest rate changes on underlying floating-rate debt. The Company's swap portfolio consists of pay fixed/receive floating swaps, which effectively converts floating-rate obligations into fixed rate instruments. As of December 31, 2001, the Company had a swap agreement in place to convert its $6.4 million mortgage notes from floating rate LIBOR-based payment to fixed rate payment at 8.1%. This agreement expires on November 1, 2004. In 2001, the net loss from the exchange of interest rate payments was approximately $125,000 and was included in interest expense. In accordance with SFAS No. 133, as amended, the Company recorded a liability for the present value of the increase in interest over the remaining term of the loans of approximately $202,000 ( net of tax benefit of approximately $129,000), which includes an approximately $64,000 (net of tax benefit of approximately $41,000) charge as a cumulative transition adjustment. These losses were reflected in other comprehensive loss, as the Company has designed the agreements as cash flow hedges. The Company will continue to monitor the hedged effectiveness of its derivative instruments.

  COMMON STOCK:

On October 1, 2001, the Company granted 172,500 common stock purchase warrants to Bridge Financing Partners LLC ("Bridge") with an exercise price of $2.10 per share. The warrants were in exchange for Bridge providing collateral for $1.5 million letter of credit supporting the Company's insurance programs. At December 31, 2001, the Company had 270,000 common stock purchase warrants outstanding and exercisable with exercise prices ranging from $2.10 to $4.00 per share and expiration dates from June 2003 to July 2011.

The Company received proceeds of $423,658 (net of tax benefit of $16,958) and $920,625 (net of tax benefit of $693,000) in 2000 and 1999, respectively, from the exercise of 144,475 and 198,750 options granted under various stock option plans. No options were exercised in 2001.

  CUMULATIVE CONVERTIBLE PREFERRED STOCK:

The Company's Series B Cumulative Convertible Preferred Stock ("Series B Preferred Shares") accrues dividends at the rate of 7% per annum, based upon a liquidation value of $1.00 per share, payable in cash or in-kind at the option of the holder. The aggregate liquidation preference at December 31, 2001 and 2000 was $5,558,503 and $5,188,922, respectively. In 2001, 2000 and 1999, dividends in-kind amounting to $369,581, $345,008 and $322,068, respectively, were paid to the holders of Series B Preferred Shares. Series B Preferred Shares are convertible at a ratio of one Series B Preferred Share to .285 Common Shares.

  TREASURY STOCK:

In September 1999, the Company's Board of Directors authorized the repurchase of up to one million shares of its common stock representing approximately 10% of the outstanding shares. During 2000 and 1999, the Company repurchased 170,900 and 635,000 shares, respectively, in accordance with the stock repurchase program. The Company re-issued 14,788 shares in 2000 and 142,785 shares in 1999 as partial payments for 1998 acquisitions. During 2000 and 1999, the Company also purchased 19,503 and 12,840 shares, respectively, of its common stock on the open market, which were used for awards to certain employees in conjunction with their employment agreements. No shares were purchased/repurchased in 2001. The awards have a vesting period of approximately two to four years. Compensation expense is recorded over the vesting period. The expense recorded in 2001, 2000 and 1999 was approximately $64,000, $80,000 and $48,000, respectively. In 2001, 2000 and 1999, 3,917, 4,108 and 922 shares, respectively, were vested and granted to employees.

  STOCK OPTIONS

The Company has in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel. The Company has adopted a 1985 Incentive Stock Option Plan (the "ISOP"), a 1985 non-qualified Stock Option Plan (the "Non-qualified Plan"), a 1989 Directors Stock Option Plan ("Directors Plan"), a 1992 Stock Option Plan ("1992 Non-qualified Plan"), a 1992 Incentive Stock Option Plan ("1992 ISOP"), a 1992 Stock Bonus Plan ("1992 Bonus Plan"), and a 1992 Stock Option Plan for Non-employee Directors ("1992 Directors Plan"). Options granted under the 1992 and 1985 stock plans expire ten years from the date they were granted and vest over service periods that range between zero to five years. There were a total of 3,950,000 shares authorized under these plans. Options granted under the 1989 and 1992 Directors Stock Option Plans expire five and ten years, respectively, from the date of grant and vest immediately. There were a total of 937,500 shares authorized under the director plans.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and other related interpretations in accounting for its stock option plans. No compensation expense has been recognized for these plans. If compensation cost had been determined based upon the fair value at grant date consistent with the accounting methodology prescribed under SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income would have been reduced by approximately $468,000, $784,000 and $669,000 for 2001, 2000 and 1999, respectively. Basic earnings per share would have been reduced by approximately $0.05, $0.08 and $0.07 for 2001, 2000 and 1999, respectively. Diluted earnings per share would have been reduced by $0.05 for 2001, $0.07 for 2000 and $0.06 for 1999. The weighted average fair value of Butler options granted during 2001, 2000 and 1999 are estimated to be $1.76, $4.61 and $5.38, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2001, 2000 and 1999, respectively: volatility of 86%, 54% and 60%; risk-free interest rates of 5.33%, 6.39% and 6.02%; assumed forfeiture rates of 13.3%, 12.7% and 12.8%; and expected lives of 6.73, 6.69 and 6.53 years for 2001, 2000 and 1999, respectively

Changes in stock options outstanding are as follows:

	2001		2000		1999
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding balance
at beginning of year	1,183,250	$ 7.83	1,164,475	$ 7.12	1,082,100	$ 9.01
Granted	100,000	2.59	186,250	8.62	281,125	9.64
Exercised	-	-	(144,475)	2.93	(198,750)	4.63
Canceled	(26,500)	7.92	(23,000)	8.68	-	-
Outstanding balance
at end of year	1,256,750	$ 7.42	1,183,250	$ 7.83	1,164,475	$ 7.12
Options exerciseable
at end of year	1,006,544	$ 7.57	836,000	$ 7.29	750,733	$ 6.02

The following table summarizes information about stock options at December 31, 2001:

	Options Outstanding			Options Exerciseable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
	Outstanding	Life	Price	Exerciseable	Price
$2.08 - $5.25	470,775	4.1 years	$ 3.20	391,775	$ 3.25
$5.50 - $8.63	470,850	6.5 years	7.43	341,351	7.18
$9.68 - $17.67	315,125	7.0 years	13.68	273,418	14.23
Total	1,256,750	5.7 years	$ 7.42	1,006,544	$ 7.57

In 2000, the Company adopted the BlueStorm Stock Option Plan, which allowed the Company to issue stock options of its wholly owned subsidiary, BlueStorm, Inc. In 2000, the Company granted 2,081,600 BlueStorm stock options under the plan and canceled 91,700 of the options. The BlueStorm Stock Option Plan was liquidated and dissolved in 2001.

  EMPLOYEE STOCK PURCHASE PLAN:

The Butler International, Inc. 1990 Employee Stock Purchase Plan (the "Plan") made available $2.5 million for loans to officers, directors, and other key employees to purchase Company stock. Except for the loans to outside directors, the Company, subject to the Plan provisions, may reduce the amount due with respect to each loan by twenty-five percent of the original principal balance on successive anniversary dates of the loan, provided that the employee remains employed by the Company or one of its subsidiaries on such anniversary dates, or has not terminated his employment for other than a reason permitted by the Plan. The shares acquired by the outside directors pursuant to the Plan were subject to forfeiture ratably under certain conditions. No such loans were forgiven in 2001, 2000 or 1999.

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

Change in pension benefit obligation (in thousands):

	2001	2000
Benefit obligations at beginning of year	$ 2,424	$ 2,432
Interest cost	174	181
Actuarial loss	109	51
Benefits paid	(85)	(240)
Benefit obligations at end of year	$ 2,622	$ 2,424

Change in plan assets (in thousands):

	2001	2000
Fair value of the plan assets at beginning of year	$ 3,900	$ 4,313
Return on plan assets	(476)	(173)
Benefits paid	(85)	(240)
Fair value of the plan assets at end of year	$ 3,339	$ 3,900

Funded rate	$ 717	$ 1,476
Unrecognized net gain	128	(826)
Prepaid benefit cost	$ 845	$ 650

Assumptions used in determining net pension expense were:

	2001	2000	1999
Discount rate	7.25%	7.50%	6.75%
Rates of increase in
compensation levels	N/A	N/A	N/A
Expected long-term rate
of return on assets	9.00%	9.00%	9.00%

Components of net periodic benefit cost (in thousands):

	2001	2000	1999
Interest cost	$ 174	$ 181	$ 164
Return on assets	(348)	(386)	(317)
Recognized net actuarial gain	(21)	(51)	(24)
Net periodic (benefit)	$ (195)	$ (256)	$ (177)

At December 31, 2001, approximately 28% of plan assets were held in fixed income investments and 72% in equity investments, compared to 23% in fixed income investments and 77% in equity investments at December 31, 2000.

401(K) Plan

The Company provides a 401(k) savings plan. Effective December 31, 1996, the Company froze its DBP and ESOP and approved a matching program under the 401(k) plan. The Company made matching contributions of approximately $558,000, $575,000 and $500,000 in 2001, 2000 and 1999, respectively.

Postemployment and Postretirement Benefits

The Company currently does not provide postemployment and postretirement benefits other than pensions.

  INCOME TAXES:

The components of income tax (benefit)/expense were as follows (in thousands):

	2001	2000	1999
Current taxes
Federal	$ (5,038)	$ 1,436	$ 3,795
State	(112)	285	775
Total current taxes	(5,150)	1,721	4,570
Deferred tax (benefit) expense	(1,695)	606	313
Total income tax (benefit) expense	$ (6,845)	$ 2,327	$ 4,883

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000
Current Deferred Tax Assets:
Allowance for doubtful accounts	$ 1,191	$ 634
Accruals not currently deductible	2,866	2,924
Net operating loss carryforwards	1,524	1,054
Other	809	872
Valuation allowance	-	(829)
Net current deferred tax asset	6,390	4,655

Non-Current Deferred Tax Assets (Liabilities):
Accruals not currently deductible	293	-
Depreciation and amortization	(1,827)	(1,405)
Other	(74)	(50)
Net non-current deferred tax liability
(included in other long term liabilities)	(1,608)	(1,455)
Net deferred tax assets	$ 4,782	$ 3,200

As of December 31, 2001, the Company has approximately $4.9 million of federal and state refundable taxes arising from the carryback of 2001 net operating losses. The Company also has approximately $0.5 million of state net operating loss carryforwards arising from 2001 operating losses. The Company believes that it is more likely than not that these state loss carryovers will be realized and therefore the income tax benefit has been recognized.

U.K. net operating loss carryforwards of approximately $3.4 million from 1996 and 1995 are available to reduce future U.K. taxable income. U.K. tax law provides an unlimited life for net operating loss carryforwards. As of December 31, 2001 and after five consecutive years of loss utilization, the Company believes that it is more likely than not that all of the U.K. net operating losses will be realized.

A reconciliation between the income tax (benefit)/expense computed by applying the federal statutory rate to income from operations before income taxes to the actual (benefit)/expense is as follows (in thousands):

	2001	2000	1999
Income tax (benefit)\expense
at statutory rate	$ (6,156)	$ 2,531	$ 5,419
Amortization of excess of cost over
net assets of business acquired	361	360	359
Disallowed portion of business meals
and entertainment	531	570	380
Utilization of net operating loss and
credit carryforwards	(5)	(107)	(185)
Net change in deferred taxes including
changes in valuation allowance	(1,448)	(1,008)	(1,438)
State income tax expense, net of
federal tax benefit	(50)	188	504
Other including federal graduated
and foreign tax rate differentials	(78)	(207)	(156)
Provision for income taxes	$ (6,845)	$ 2,327	$ 4,883

  COMMITMENTS AND CONTINGENCIES:

The Company has operating leases for office space and various computer equipment. Estimated minimum future rental commitments under non-cancelable leases at December 31, 2001 are as follows (in thousands):

2002	$ 5,637
2003	3,920
2004	2,280
2005	960
2006	602
Thereafter	696
Total	$ 14,095

Substantially all of the leases provide for increases based upon use of utilities and lessors' operating expenses. Net rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $6.8 million, $6.9 million and $6.1 million, respectively.

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

  RELATED PARTY TRANSACTIONS:

Under various approved stockholder option plans and other stock purchase agreements, certain directors have executed primarily non-interest bearing notes payable to the Company to purchase common stock. As of December 31, 2001, approximately $5.0 million was outstanding under such notes including a $367,000 note executed by the Chairman in 2000 for the exercise of 125,000 shares of the Company's common stock previously granted under the 1985 qualified stock option plan and notes totaling $1.7 million executed by the Chairman in 1999 for the exercise of 187,500 shares of the Company's common stock previously granted under the 1992 non-qualified stock option plan.

Two of the Company's Board of Director members, Hugh G. McBreen and Frederick H. Kopko, Jr., are partners in the Company's outside legal counsel, McBreen & Kopko. During 2001, 2000 and 1999, the Company paid or accrued approximately $661,000, $720,000 and $556,000, respectively, in fees and expenses to McBreen & Kopko.

Since 1994, the Company has provided payroll and administrative services to Chief Executive Magazine, Inc. ("Chief Executive"). During 2001, Edward M. Kopko, the Company's Chairman, became the chairman of the board of directors of Chief Executive. Total payroll and administrative services provided to Chief Executive totaled $5.1 million in 2001. Included in accounts receivable at December 31, 2001 are $4.0 million due from Chief Executive. In addition, Chief Executive has note payable to the Company of $1.8 million which is included in the other current assets at December 31, 2001. The note bears interest at three hundred basis points above the prime rate (8% at December 31, 2001) and included accrued interest of $139,000 at December 31, 2001.

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

During 2001, 2000 and 1999, the Company received approximately $1,595,000, $52,000 and $46,000, respectively, in federal, state and foreign income tax refunds.

Cash paid for interest and federal, state and foreign income taxes for the years ended December 31, 2001, 2000, and 1999 is as follows (in thousands):

	2001	2000	1999
Interest	$ 5,584	$ 6,448	$ 4,551
Income taxes	$ 76	$ 3,285	$ 4,111

  COMPREHENSIVE INCOME:

Comprehensive income is defined as net income and other changes in stockholders' equity from transactions and other events from sources other than stockholders. The components of and changes in other comprehensive (loss) income are as follows (in thousands):

			Accumulated
	Foreign	Cash	Other
	Currency	Flow	Comprehensive
	Adjustments	Hedges	(Loss)
Balance at December 31, 1998	$ (133)	$ -	$ (133)
Change in 1999	(251)	-	(251)
Balance at December 31, 1999	(384)	-	(384)
Change in 2000	(143)	-	(143)
Balance at December 31, 2000	(527)	-	(527)
Change in 2001	(49)	(202)	(251)
Balance at December 31, 2001	$ (576)	$ (202)	$ (778)

Foreign currency translation adjustment exclude income tax expense (benefit) given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The income tax benefit associated with the cash flow hedges was $129,000 in 2001.

  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This Statement requires that the purchase method of accounting be used for all business combinations and redefines goodwill and other intangibles that should be recognized separate from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives not be amortized, but be tested for impairment at least annually. The Company is required to review its goodwill for impairment and to reassess the useful lives of such assets and make any necessary adjustments. Effective January 1, 2002, the Company will adopt SFAS No. 142 and is evaluating the effect that such adoption may have on its consolidated results of operation and financial position. However, the Company expects that substantially all of its goodwill will no longer be amortized. The goodwill amortization was approximately $2,402,000, $2,402,000 and $2,281,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement establishes accounting standards for the recognition and measurement of an asset retirement obligation and it associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. Upon adoption, the Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS No. 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operation and financial position.

  SEGMENTS:

Sales and operating profits by segment (in thousands):

	2001	2000	1999
Sales:
Technical Group	$ 142,365	$ 148,419	$ 156,393
Telecom Services	116,597	141,751	98,612
Fleet Services	42,394	45,123	43,403
Technology Solutions	61,183	92,362	115,918
Consolidated Total	$ 362,539	$ 427,655	$ 414,326

	2001	2000	1999
Operating Profits:
Technical Group	$ 10,656	$ 11,400	$ 10,999
Telecom Services	9,900	21,339	17,195
Fleet Services	1,884	1,599	3,236
Technology Solutions	631	3,108	8,547
Restructuring and other charges	(9,314)	-	-
Unallocated amounts	(25,812)	(23,468)	(19,717)
Consolidated Total	$ (12,055)	$ 13,978	$ 20,260

The Company primarily operates in the United States. The Technical Group operations include the results of its United Kingdom ("UK") and India subsidiaries. Net sales from the UK and India operations were approximately $12.2 million, $14.0 million and $20.6 million in 2001, 2000 and 1999, respectively. Operating profits from the UK subsidiary were approximately $148,000, $527,000 and $844,000 in 2001, 2000 and 1999, respectively. The India subsidiary recorded an operating loss of approximately $163,000 in 2001 mainly due to start-up costs.

The Company provides services to approximately 1,000 clients. In 2001 and 2000, no single client accounted for 10% or more of the Company's net sales.

The Company's assets are reviewed by management on a consolidated basis because it is not meaningful to allocate assets to the various segments. Unallocated amounts of operating profits consist of corporate expenses, certain general and administrative expenses from field operations and goodwill amortization.

  SELECTED QUARTERLY FINANCIAL INFORMATION:

(in thousands, except per share data) (unaudited)

2001 QUARTERS	FIRST	SECOND	THIRD	FOURTH
Operations:
Net sales	$ 101,140	$ 98,344	$ 86,002	$ 77,053
Gross margin	19,094	20,288	17,229	15,582
Net loss	(2,031)	(4,501)	(939)	(3,273)

Per share data:
Basic loss per share	$ (0.23)	$ (0.49)	$ (0.11)	$ (0.35)
Diluted loss per share	$ (0.23)	$ (0.49)	$ (0.11)	$ (0.35)

2000 QUARTERS	FIRST	SECOND	THIRD	FOURTH
Operations:
Net sales	$ 97,475	$ 106,173	$ 110,651	$ 113,356
Gross margin	21,081	23,589	23,133	23,388
Net income	1,775	2,091	503	536

Per share data:
Basic earnings per share	$ 0.18	$ 0.21	$ 0.05	$ 0.05
Diluted earnings per share	$ 0.16	$ 0.19	$ 0.05	$ 0.05

F-19

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Butler International, Inc.
Montvale, New Jersey

We have audited the accompanying consolidated balance sheets of Butler International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Butler International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set therein.

/s/Deloitte & Touche LLP
 Parsippany, New Jersey
March 7, 2002

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not Applicable.

PART III

    A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than April 30, 2002, which is 120 days after the close of the Registrant's fiscal year. The proxy statement will be incorporated in Part III (Items 10 through 13) of Form 10-K.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

        (1)        Financial Statements:

                Consolidated Balance Sheets at December 31, 2001 and 2000

                    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001

                    Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2001

                    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001

                    Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2001

                    Notes to Consolidated Financial Statements

                    Independent Auditors' Report

        (2)       Financial Statement Schedules:

                    For each of the three years in the period ended December 31, 2001
                        I - Condensed Financial Information of Registrant
                       II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (3)       Exhibits:  The exhibit listing and exhibits follow the schedules.

The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2002	BUTLER INTERNATIONAL, INC.
(Registrant)

By: /s/Edward M. Kopko
Edward M. Kopko, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Edward M. Kopko	Chairman of the Board of	March 22, 2002
Edward M. Kopko	Directors and CEO
(Principal Executive Officer)

/s/Michael C. Hellriegel	Senior Vice President	March 22 2002
Michael C. Hellriegel	and Chief Financial Officer

/s/Thomas F. Comeau	Director	March 22, 2002
Thomas F. Comeau

/s/Frederick H. Kopko, Jr.	Director	March 22, 2002
Frederick H. Kopko, Jr.

/s/Hugh G. McBreen	Director	March 22, 2002
Hugh G. McBreen

/s/Nikhil S. Nagaswami	Director	March 22, 2002
Nikhil S. Nagaswami

		Schedule I
BUTLER INTERNATIONAL, INC. - PARENT ONLY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(in thousands)

	December 31,
	2001	2000
ASSETS
Current assets	$ 85	$ 194
Income tax receivable	4,792	1,118
Deferred income taxes	6,390	4,655
Investment in subsidiaries	60,536	78,178
Other assets	1,125	1,126

Total assets	$ 72,928	$ 85,271

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$ 16,378	$ 17,648
Long-term liabilities	2,817	2,906

Stockholders equity:
Preferred stock	6	5
Common stock	10	10
Additional paid-in capital	96,620	96,285
Accumulated deficit	(36,198)	(25,084)
Accumulated other comprehensive loss	(778)	(527)
Sub-total	59,660	70,689
Less treasury stock	(5,927)	(5,972)
Total stockholders' equity	53,733	64,717

Total liabilities and stockholders' equity	$ 72,928	$ 85,271

The accompanying notes are an integral part of these financial statements.

		Schedule I (continued)
BUTLER INTERNATIONAL, INC. - PARENT ONLY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31,
	2001	2000	1999
REVENUES
Interest income	$ 7	$ 6	$ 24
Intercompany income	61	141	192
Total revenue	68	147	216

EXPENSES
Administrative and operating expenses	318	103	235
Interest expense	-	2	12
Total expenses	318	105	247

Equity in (loss)/income of subsidiaries	(17,262)	6,905	14,957

(Loss)/income from operations before income taxes	(17,512)	6,947	14,926

Income (benefit) taxes	(6,768)	2,042	4,325

Net income	$ (10,744)	$ 4,905	$ 10,601

The accompanying notes are an integral part of these financial statements.

	Schedule I (continued)
BUTLER INTERNATIONAL, INC. - PARENT ONLY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (10,744)	$ 4,905	$ 10,601
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	1	2	2
Provision for deferred taxes	(1,695)	606	313
Noncash change in investment in subsidiaries	17,642	(6,762)	(14,706)
Other changes the (used) provided cash:
Other current assets	109	1,178	391
Income tax receivable	(3,674)	(1,118)	-
Other assets	-	(259)	(806)
Accounts payable and accrued liabilities	(1,270)	4,285	9,076
Long-term liabilities	(129)	(1,275)	(307)
Net cash provided by (used in) operating activities	240	1,562	4,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	-	(1)
Other	-	(5)	(5)
Net cash used in investing activities	-	(5)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	-	440	1,614
Loans issued for exercise of stock options	-	(404)	(891)
Repurchase and retirement of common stock	(34)	(1,502)	(6,168)
Issuance of treasury stock	45	179	1,138
Repayment of note payable	-	(127)	-
Net cash (used in) provided by financing activites	11	(1,414)	(4,307)

Change in other comprehensive income	(251)	(143)	(251)

Net increase (decrease) in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Schedule I (continued)

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

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements in its 2001 Annual Report on Form 10-K.

  CONTINGENT LIABILITIES:

The Company has guaranteed the Butler Service Group, Inc. ("BSG") revolving credit loan. Under the terms of the agreement, transfer of funds to the Company by BSG is restricted (see Note 5 of the Company's consolidated financial statements in its 2001 Annual Report on Form 10-K).

					Schedule II
Butler International, Inc.
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning	costs and	other			end of
Description	of period	expenses	accounts		Deductions	period

1999
Allowance for uncollectible
accounts receivable	$ 3,309,000	$ 350,000	$ (494,000)	(a)	$ 1,042,000	$ 2,123,000
Allowance for uncollectible
notes receivable	-	-	494,000	(a)	-	494,000
Allowance for deferred taxes	1,369,000	-	-		598,000	771,000

2000
Allowance for uncollectible
accounts receivable	$ 2,123,000	$ 483,000	$ -		$ 1,234,000	$ 1,372,000
Allowance for uncollectible
notes receivable	494,000	-	-		-	494,000
Allowance for deferred taxes	771,000	58,000				829,000

2001
Allowance for uncollectible
accounts receivable	$ 1,372,000	$ 1,767,000	$ -		$ 522,000	$ 2,617,000
Allowance for uncollectible
notes receivable	494,000	296,000	-		-	790,000
Allowance for deferred taxes	829,000				829,000	-

( a) Represents reclassification from allowance for uncollectible accounts receivable to allowance for uncollectible notes receivable.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX

Exhibit No.	Description

3.1

Articles of Incorporation of the Registrant, as amended, filed as Exhibit No. 3(a) to the Registrant's Registration Statement on Form S-4, Registration No. 33-10881 (the "S-4"), and hereby incorporated by reference.

3.2	By-laws of the Registrant, as amended, filed herewith as Exhibit 3.2.

3.3

Articles Supplementary to the Articles of Incorporation (Series B 7% Cumulative Convertible Preferred Shares), as filed with the Department of Assessments and Taxation of the State of Maryland on September 29, 1992, filed as Exhibit No. 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1992, and hereby incorporated by reference.

3.4

Amendment to Articles Supplementary to the Articles of Incorporation (Series B 7% Cumulative Convertible Preferred Shares) as filed with the Department of Assessments and Taxation of the State of Maryland on July 12, 1993, filed as Exhibit No. 3.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001, and hereby incorporated by reference.

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

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX  (Continued)

Exhibit No.	Description

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

10.20*

Employment Agreement, dated December 7, 1991, among North American Ventures, Inc., Butler Service Group, Inc. and Edward M. Kopko, filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 1991 (the "1991 10-K"), and hereby incorporated by reference.

10.21*	Stock Purchase Agreement, dated December 17, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.34 to the 1991 10-K, and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX  (Continued)

Exhibit No.	Description

10.22*	Plan Pledge Agreement, dated December 17, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.35 to the 1991 10-K and hereby incorporated by reference.

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

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX  (Continued)

Exhibit No.	Description

10.36

Credit Agreement, dated November 12, 1997, between Butler of New Jersey Realty Corp. and Fleet Bank, National Association, filed as Exhibit 10.39 to the 1997 10-K, and hereby incorporated by reference.

10.37	Second Amended and Restated Credit Agreement dated September 28, 2001, between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.37.

10.37(a)	First Amendment Agreement, dated as of February 27, 2002, among Butler Service Group, Inc. and General Electric Corporation, filed herewith as Exhibit 10.37(a).

10.38*

Form of Promissory Note dated January 28, 1998 in the original amount of $168,278.74 executed by Hugh G. McBreen and made payable to the order of Butler International, Inc., filed as Exhibit 10.40 to the 1999 10-K, and hereby incorporated by reference.

10.39*	Form Pledge Agreement dated January 28, 1998 between Butler International, Inc. and Hugh G. McBreen, filed as Exhibit 10.41 to the 1999 10-K, and hereby incorporated by reference.

10.40*

Form of Promissory Note dated October 13, 1998 in the original amount of $181,000 executed by Frederick H. Kopko, Jr. and made payable to Butler International, Inc. filed as Exhibit 10.48 to the 1999 10-K, and hereby incorporated by reference.

10.41*	Form Pledge Agreement dated October 13, 1998 between Butler International, Inc. and Frederick H. Kopko, Jr., filed as Exhibit 10.49 to the 1998 10-K, and hereby incorporated by reference.

10.42*

Form of Promissory Note dated March 2, 1999 in the original amount of $890,625 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.50 to the 1999 10-K, and hereby incorporated by reference.

10.43*	Form Pledge Agreement dated March 2, 1999 between Butler International, Inc. and Edward M. Kopko, filed as Exhibit 10.51 to the 1999 10-K, and hereby incorporated by reference.

10.44*

Form of Promissory Note dated March 2, 1999 in the original amount of $822,441 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.52 to the 1999 10-K, and hereby incorporated by reference.

10.45*

Form of Promissory Note dated September 12, 2000 in the original amount of $367,000 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.48 to the 2000 Form 10-K, and hereby incorporated by reference.

10.46*	Form Pledge Agreement dated September 12, 2000 between Butler International, Inc. and Edward M. Kopko, filed as Exhibit 10.49 to the 2000 Form 10-K, and hereby incorporated by reference.

10.47*

Form of Promissory Note dated September 12, 2000 in the original amount of $36,700 executed by R. Scott Silver-Hill and made payable to Butler International, Inc. filed as Exhibit 10.50 to the 2000 Form 10-K, and hereby incorporated by reference.

10.48*	Form Pledge Agreement dated September 12, 2000 between Butler International, Inc. and R. Scott Silver-Hill, filed as Exhibit 10.51 to the 2000 Form 10-K, and hereby incorporated by reference.

10.49*	BlueStorm, Inc. 2000 Stock Option Plan, filed as Exhibit 10.52 to the 2000 Form 10-K, and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX  (Continued)

Exhibit No.	Description

22.1	List of Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP

* Denotes compensatory plan, compensation arrangement, or management contract.