Form 10-Q
period 2002-03-31
BUTLER INTERNATIONAL INC /MD/
filed 2002-05-15
CIK 786765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934

For the transition period from _______________ to _______________

Commission file Number: 0-14951

BUTLER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	06-1154321
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Shares Outstanding May 1, 2001
Common stock, $0.001 par value	10,044,775

	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	at March 31, 2002 (unaudited) and December 31, 2001	3

	Consolidated Statements of Operations
	for the three-month periods ended March 31, 2002 and 2001 (unaudited)	4

	Consolidated Statements of Cash Flow
	for the three-month periods ended March 31, 2002 and 2001 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

Signatures		14

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BUTLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of
	March 31,	December 31,
	2002	2001
	(unaudited)
ASSETS
Current assets:
Cash	$ 633	$ 2,025
Accounts receivable, net	58,308	59,370
Inventories	141	147
Other current assets	12,890	12,703
Total current assets	71,972	74,245

Property and equipment, net	18,662	19,458
Other assets	4,480	4,260
Goodwill	60,072	60,072

Total assets	$ 155,186	$ 158,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 24,657	$ 23,911
Current portion of long-term debt	4,625	4,311
Total current liabilities	29,282	28,222

Revolving credit facility	30,037	32,297
Other long-term debt	38,255	39,396
Other long-term liabilities	4,706	5,209
Commitments and contingencies

Stockholders' equity:
Series B 7% Cumulative Convertible Preferred Stock: par value
$0.001 per share, authorized 15,000,000, issued 5,558,503 in 2002 and
in 2001; Liquidation preference $5,559 in 2002 and 2001	6	6
Common stock: par value $0.001 per share, authorized
125,000,000; issued 10,451,165 in 2002 and 10,090,165 in 2001;
outstanding 10,044,775 in 2002 and 9,418,442 in 2001	10	10
Additional paid-in capital	102,134	100,819
Receivables from officers and directors	(5,937)	(5,021)
Accumulated deficit	(37,191)	(36,198)
Accumulated other comprehensive loss	(771)	(778)
Sub-total	58,251	58,838
Less - Treasury stock 406,390 shares in 2002
and 671,723 in 2001	(5,345)	(5,927)
Total stockholders' equity	52,906	52,911

Total liabilities and stockholders' equity	$ 155,186	$ 158,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	For the Three-Month Period
	Ended March 31,
	2002	2001
	(unaudited)	(unaudited)

Net sales	$ 71,492	$ 101,140
Cost of sales	57,591	82,046
Gross margin	13,901	19,094

Depreciation and amortization	1,128	1,868
Selling, general and administrative expenses	13,113	19,093
Restructuring and other (credits)/charges	(287)	-
Operating loss	(53)	(1,867)

Interest expense	(1,332)	(1,725)
Loss before income taxes	(1,385)	(3,592)

Income tax benefit	(489)	(1,561)

Net loss	$ (896)	$ (2,031)

Net loss per share:
Basic	$ (0.10)	$ (0.23)
Diluted	$ (0.10)	$ (0.23)

Average number of common shares and dilutive
common share equivalents outstanding
Basic	9,753	9,419
Diluted	9,753	9,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three-Month Period
	Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (896)	$ (2,031)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	1,128	1,868
Provision for bad debt	18	92
Provision for deferred taxes	361	(181)
Amortization of deferred financing charges	241	19
Amortization of stock awards and grants	29	18
Non-cash restructuring and other charges	(526)	-
Noncash interest	(65)	-
Other changes that (used) provided cash:
Accounts receivable	1,044	10,683
Inventories	6	56
Other current assets	(55)	(1,678)
Other assets	14	(364)
Current liabilities	1,152	544
Other long term liabilities	(495)	-
Net cash provided by operating activities	1,956	9,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(333)	(1,083)
Net cash used in investing activities	(333)	(1,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under credit facility	(2,260)	(1,606)
Proceeds from long term debt	313	-
Repayment of long term debt	(1,075)	(1,390)
Net cash used in financing activities	(3,022)	(2,996)

Change in other comprehensive loss	7	(76)

Net (decrease) increase in cash	(1,392)	4,871
Cash at beginning of period	2,025	2,031

Cash at end of period	$ 633	$ 6,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  PRESENTATION:

  The accompanying unaudited condensed consolidated financial statements of Butler International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes (see Note 2) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 due to seasonal and other factors. Certain prior period amounts have been reclassified to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statement and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  ACCOUNTING CHANGES:

  Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other indefinite lived intangible assets not be amortized, but be tested for impairment at least annually at the reporting unit level. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. As a result of adopting SFAS No. 142, all of the Company's goodwill is no longer amortized. The application of the non-amortization provisions of SFAS No. 142 is expected to result in additional net income for the year of approximately $1,553,000 or approximately $0.16 per common share. Pursuant to SFAS No. 142, the Company will complete the impairment analysis for its $60.1 million of goodwill during the second quarter 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. The Company is currently evaluating the effect that the impairment review may have on its consolidated results of operation and financial position.

	For the Three-Month
	Period Ended March 31,
	2002	2001
Net loss:
Reported net loss	$ (896)	$ (2,031)
Goodwill amortization, net of tax	-	340
Adjusted net loss	$ (896)	$ (1,691)

Basic and diluted loss per share:
Reported loss per share	$ (0.10)	$ (0.23)
Goodwill amortization, net of tax	-	0.04
Adjusted basic and diluted loss per share	$ (0.10)	$ (0.19)

  In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

  Effective January 1, 2002, the Company also adopted SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of SFAS 144 did not have a material impact on the Company's consolidated results of operations and financial position.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  RESTRUCTURING AND OTHER CHARGES:

  In April 2001, the Company announced a Company-wide cost reduction plan. The Company recorded restructuring and other charges totaling $9.3 million during 2001. These charges were for costs incurred to eliminate excess capacity, reduce both staff and service delivery personnel in all of the Company's business units, the closing of certain unprofitable locations and the termination of unprofitable contracts and activities. As a result of the restructuring, a total of 389 employees were terminated in 2001. During the first quarter 2002, the Company recorded additional charge of $240,000 principally related to the termination of an additional 53 employees. Also, the Company finalized certain previously recorded restructuring accruals resulting in a credit to income of $527,000 primarily due to favorable settlements of facility lease commitments.

  The following presents a reconciliation of the original restructuring components of the 2001 charge to the balance remaining at March 31, 2002, which is included in accounts payable and accrued liabilities ($1.6 million) and in other long-term liabilities ($0.2 million):

	Balance at				Balance at
	December 31,	Additional			March 31,
	2001	Charges	Adjustments	Payments	2002
Severance and other
employee costs	$ 713	$ 224	$ -	$ (609)	$ 328
Facility closing costs	2,350	7	(527)	(385)	1,445
Write-off of equipment	-	9	-	(9)	-
Total restructuring	$ 3,063	$ 240	$ (527)	$ (1,003)	$ 1,773

  EARNINGS PER SHARE:

  The following table presents the computation of basis and diluted earnings per common share (in thousands, except per share data):

	For the Three-Month
	Period Ended March 31,
	2002	2001
Basic Earnings per Share:
Net loss	$ (896)	$ (2,031)
Preferred dividends	(97)	(91)
Loss available to
common shareholders	(993)	(2,122)
Weighted average common
shares outstanding	9,753	9,419

Basic loss per common share	$ (0.10)	$ (0.23)

Diluted Earnings per Share:
Net loss	$ (896)	$ (2,031)
Preferred dividends	(97)	(91)
Loss available to common
shareholders assuming conversion	(993)	(2,122)
Weighted average common
shares outstanding	9,753	9,419

Diluted loss per common share	$ (0.10)	$ (0.23)

  BUTLER INTERNATIONAL, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Basic earnings/(loss) per common share is calculated by dividing net income/(loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share is calculated by dividing net income/(loss) by the sum of the weighted average number of common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. As a result of the net loss reported for the three-month periods ended March 31, 2002 and 2001, potential common shares of 464,583 and 1,633,000, respectively, have been excluded from the calculations of diluted earnings/(loss) per share because their effect would be anti-dilutive. In addition, for the three-month periods ending March 31, 2002 and 2001, there were options and warrants totaling 1,135,500 and 843,475, respectively, where the exercise price was greater than the average market price of the common shares  were excluded from the computation of diluted loss per share.

  COMPREHENSIVE INCOME:

  The following table sets forth the components of comprehensive loss, net of tax (in thousands):

	For the Three-Month
	Period Ended March 31,
	2002	2001
Net loss	$ (896)	$ (2,031)
Other comprehensive income/(loss), net of tax:
Cash flow hedges:
Current year derivatives income/( loss)	30	(71)
Cumulative transition adjustment	-	(59)
Foreign currency translation adjustments	(23)	(76)
Other comprehensive income/(loss)	7	(206)
Comprehensive loss	$ (889)	$ (2,237)

  SEGMENTS:

  The Company's services are provided through four business segments: Telecom Services, the Technical Group, Technology Solutions, and Fleet Services. Sales and operating profits by segment were (in thousands):

	For the Three-Month
	Period Ended March 31,
	2002	2001
Sales:
Technical Group	$ 35,159	$ 38,671
Telecom Services	16,605	35,088
Technology Solutions	9,250	15,490
Fleet Services	9,795	11,237
Unallocated amount	683	654
Consolidated Total	$ 71,492	$ 101,140

Operating Loss:
Technical Group	$ 2,900	$ 2,797
Telecom Services	498	1,160
Technology Solutions	827	(175)
Fleet Services	595	403
Restructuring and other charges	287	-
Unallocated amounts	(5,160)	(6,052)
Consolidated Total	$ (53)	$ (1,867)

  BUTLER INTERNATIONAL, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  The Company primarily operates in the United States. The Technical Group operations include the results of its United Kingdom ("UK") and India subsidiaries. Sales from the UK and India operations were approximately $3.3 million and $3.2 million for the three-month period ended March 31, 2002 and 2001, respectively. Operating profits from the UK subsidiary were approximately $105,000 and $109,000 for the three-month period ended March 31, 2002 and 2001, respectively. The India subsidiary began operations in April 2001.  Its operating loss was approximately $13,000 for the three-month period ended March 31, 2002.

  Management reviews the Company's assets on a consolidated basis as it is not meaningful to allocate assets to the various segments. Unallocated amounts of operating profits consist of corporate expenses and certain general and administrative expenses from field operations.

  COMMON STOCK

  During the first quarter of 2002, certain individuals executed non-interest bearing notes payable to the Company in the aggregate amount of $915,410 in order to exercise options and warrants granted under various approved stockholder option plans and other stock purchase agreements to purchase a total of 361,000 shares of the Company's common stock.

  In March 2002, the Company granted a total of 258,667 shares of its common stock to three of its officers under the 1992 Stock Bonus Plan.

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

  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement establishes accounting standards for the recognition and measurement of an asset retirement obligation and associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. Upon adoption, the Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    Butler International, Inc. is a global provider of technical and professional services. Focused on quality, technology and learning initiatives, Butler delivers leading edge services to its clients, enabling them to adapt and grow within our ever-changing world.

    Butler International, Inc. (the "Company") recorded a net loss of $0.9 million or $0.10 per diluted share for the first quarter of 2002, compared with a net loss of $2.0 million or $0.23 per diluted share in 2001. Earnings before interest, taxes, depreciation and amortization for the 2002 quarter were $1.1 million compared with breakeven in the 2001 period. The 2002 period benefited from income primarily related to the favorable settlement of certain facility lease obligations, which were previously charged to restructuring accrual. When netted with new restructuring charges, restructuring and other credits totaled $0.3 million, $0.2 million on an after tax basis. In accordance with current accounting regulations, the 2002 period excluded any charges related to goodwill amortization, that expense in first quarter of 2001 was $0.6 million on a pretax basis. Therefore, on a pro forma basis, the current year net loss of $0.9 million would compare with a net loss of $1.7 million, or $.19 per share, in the 2001 quarter. Revenue in the current year quarter was $71.5 million compared with $101.1 million last year.

    The notable improvement in the Company's operating results, despite a substantial decrease in revenues, was directly related to management's cost reduction initiatives. Since the second quarter of 2001, the Company has shed more than $35 million of annualized expense in both cost of sales and selling, general and administrative. The results are reflected in the increased gross margin percentages and the decrease of $6.0 million or 31% in selling, general and administrative expenses. As a result of these actions, each of the Company's divisions recorded increased operating income, with the exception of its Telecom operation, which has suffered along with the general Telecommunications marketplace. It should be noted that the Telecom operations have remained profitable in the face of a more than 50% decrease in volume. Leading in improvement was the Technology solutions business, which in spite of a substantial decrease in volume recorded an increase in operating income to $0.8 million. Also contributing to the improved results was a sizeable increase in the Technical Group's project oriented revenue. Current year sales were $12.9 million, a 26% increase over the $10.2 million recorded last year, while operating income increased by 46% to $1.6 million from $1.1 million in 2001. Lastly, the Fleet Services group recorded a 48% increase in operating income on a year-on-year basis, while interest expense declined by $.4 million due to a reduction in borrowings as well as rates.

    Management continues to seek ways of reducing costs in its operations. During the current quarter the Company recorded additional restructuring charges of $0.2 million, which were related to severance costs incurred in the quarter. This expense was offset by the reversal of $0.5 million of previously recorded restructuring and other charges due to the termination of certain facility lease obligations earlier than had been expected.

    The decrease in revenue was reflective of the downward trend in general business levels since the beginning of 2001. The Company's Telecom business has been the most severely challenged. That division's revenue declined by $18 million or 52% from the prior year, mirroring the overall decline in the telecommunications industry, most notably the large equipment manufacturers. The Company's IT services division, Technology Solutions, also experienced a sharp decline in revenue, mostly related to its staff augmentation business. Its sales were down by $7 million or 41% from a year ago, although as of late, order flow appears to have improved. In addition to the impact of volume on profits, both of these operations have been subjected to severe pricing demands imposed by many of their top clients, as those customers also seek to reduce their operating costs. Both the Technical Group and Technology Solutions business units recorded higher gross margin percentages compared with the prior year. As a result, consolidated gross margin percentages grew to 19.4% from 18.9% last year.

    Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other indefinite lived intangible assets not be amortized, but be tested for impairment at least annually at the reporting unit level. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. As a result of adopting SFAS No. 142, all of the Company's goodwill is no longer amortized. The application of the non-amortization provisions of SFAS No. 142 is expected to result in additional net income for the year of approximately $1,553,000 or approximately $0.16 per common share. Pursuant to SFAS No. 142, the Company will complete the impairment analysis for its $60.1 million of goodwill during the second quarter 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. The Company is currently evaluating the effect that the impairment review may have on its consolidated results of operation and financial position.

    Effective January 1, 2002, the Company also adopted SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of SFAS 144 did not have a material impact on the Company's consolidated results of operations and financial position.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement establishes accounting standards for the recognition and measurement of an asset retirement obligation and associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. Upon adoption, the Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of funds are generated from operations and borrowings under its credit facility with General Electric Capital Corporation ("GECC"). Cash provided by operating activities was $2 million for the three-month period ended March 31, 2002.

    On September 28, 2001, the Company closed on the Second Amended and Restated Credit Agreement with General Electric Capital Corporation ("GECC"). This new three year, $85 million credit facility provides the Company with increased borrowing capacity, which will be used for accommodating future growth. The new agreement provides a revolving credit facility for loans up to $47 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million. The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. The current interest rate for Term Loan A is the 30-day Commercial Paper Rate plus three hundred fifty basis points. With respect to Term Loan B, the current interest rate in effect as of March 31, 2002 was the Prime Rate plus three hundred twenty-five basis points. Term Loan B interest rate will be increased by 15 basis points per month for each month that any balance is outstanding up to 14%, thereafter increasing 15 basis points quarterly. Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B. In connection with the refinancing, the Company will grant warrants to GECC, the aggregate value of which cannot exceed $400,000.

    As of March 31, 2002, $67 million was outstanding under the GECC credit facility, with an additional $2.0 million used to collateralize letters of credit compared to $70.3 million outstanding under the GECC credit facility with additional $3 million for letters of credit as December 31, 2001. Proceeds from the credit facility are used to finance internal business growth, working capital and capital expenditures. The credit facility excludes the U.K. operation, which has its own £ 1.5 million facility. As of March 31, 2002, £ 314,453 was outstanding under the U.K. facility.

    The Company has a seven-year mortgage for its corporate office facility. The mortgage consists of a $6.4 million loan that is repayable based upon a 15-year amortization schedule. In 1997, the Company entered into an interest rate swap agreement with its mortgage holder. The Company makes monthly interest payments at the fixed rates of 8.1% on the $6.4 million mortgage loan. The Company receives payments based upon the one month Libor plus 175 basis points.

    The Company is pursuing a refinancing of the mortgage on its corporate office facility.

    The Company believes that the combination of its operating cash flow and an expected tax refund of $4.7 million will provide sufficient liquidity for at least the next twelve months.

    Information contained in this Quarterly Report on Form 10-Q, other than historical information, may be considered forward-looking in nature. As such, it is based upon certain assumptions and is subject to various risks and uncertainties, which may not be controllable by the Company. To the extent that these assumptions prove to be incorrect, or should any of these risks or uncertainties materialize, the actual results may vary materially from results expressed in, or implied by, this forward-looking statement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to market risk primarily from changes in interest rates, and to a lesser extent, changes in foreign currency rates.

    The Company has a credit agreement with GECC which, provides a revolving credit facility for loans up to $47 million, including $9.0 million for letters of credit, Term Loan A for $20 million and Term Loan B for $18 million. The interest rates in effect at March 31, 2002 were 4.75%, 5.25% and 8.0% on the revolver, Term Loan A and Term Loan B, respectively. During the first three months of 2002, the average interest rate on the revolving credit facility was 4.77% and the average interest rates on the other GECC loans was 6.52%. Interest reductions are available based upon the Company achieving certain financial results after the repayment of Term Loan B.

    From time-to-time the Company has used derivative instruments to limit its exposure to fluctuating interest rates. It is not the Company's policy to use these transactions for speculation purposes. The Company has taken advantage of cash flow hedging activities through the use of interest rate swaps.

    In 1997, the Company entered into interest rate swap arrangement with its mortgage holder. The Company makes monthly interest payments at the fixed rates of 8.1% on the $6.4 million loan. The Company receives payments based upon the one month Libor plus 175 basis points. If the interest rate swap agreement was terminated as of March 31, 2002, the Company would owe its lender an additional $265,802.

    The Company's international operations are directed from offices in the United Kingdom and Hyderabad, India. International operations accounted for approximately 4.6% of the Company's sales for the three months ended March 31, 2002, principally from the United Kingdom. In the three months of 2002, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

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

Date: May 15, 2002	BUTLER INTERNATIONAL, INC.
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

3.2	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K"), and hereby incorporated by reference.

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

10.37

Second Amended and Restated Credit Agreement dated September 28, 2001, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.37 2 to the 2001 10-K, and hereby incorporated by reference.

10.37(a)

First Amendment Agreement, dated as of February 27, 2002, between Butler Service Group, Inc. and General Electric Corporation, filed as Exhibit 10.37(a) to the 2001 10-K, and hereby incorporated by reference.

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

10.48*	Form Pledge Agreement dated September 12, 2000 between Butler International, Inc. and R. Scott Silver-Hill, filed as Exhibit 10.51 to the 2000 Form 10-K, and hereby incorporated by reference.

10.49*	Form of Promissory Note dated January 2, 2002 in the original amount of $37,200 executed by Jeffrey R. Wescott and made payable to Butler International, Inc. filed herewith as Exhibit 10.49.

10.50*	Form of Promissory Note dated January 2, 2002 in the original amount of $110,000 executed by Jeffrey R. Wescott and made payable to Butler International, Inc. filed herewith as Exhibit 10.50.

10.51*	Form Pledge Agreement dated January 2, 2002 between Butler International, Inc. and Jeffrey R. Wescott filed herewith as Exhibit 10.51.

10.52*	Form Pledge Agreement dated January 2, 2002 between Butler International, Inc. and Jeffrey R. Wescott filed herewith as Exhibit 10.52.

10.53	Form of Promissory Note dated January 2, 2002 in the original amount of $362,250 executed by Bridge Financing Partners LLC and made payable to Butler International, Inc. filed herewith as Exhibit 10.53.

10.54	Form Pledge Agreement dated January 2, 2002 between Butler International, Inc. and Bridge Financing Partners LLC filed herewith as Exhibit 10.54.

10.55*	Form of Promissory Note dated March 12, 2002 in the original amount of $219,750 executed by Frederick H. Kopko, Jr. and made payable to Butler International, Inc. filed herewith as Exhibit 10.55.

10.56*	Form Pledge Agreement dated March 12, 2002 between Butler International, Inc. and Frederick H. Kopko, Jr. filed herewith as Exhibit 10.56.

10.57*	Form of Promissory Note dated March 12, 2002 in the original amount of $186,180 executed by Hugh G. McBreen and made payable to Butler International, Inc. filed herewith as Exhibit 10.57.

10.58*	Form Pledge Agreement dated March 12, 2002 between Butler International, Inc. and Hugh G. McBreen filed herewith as Exhibit 10.58.

* Denotes compensatory plan, compensation arrangement, or management contract.