Form 10-Q
period 2002-06-30
BUTLER INTERNATIONAL INC /MD/
filed 2002-08-14
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Shares Outstanding August 1, 2002
Common stock, $0.001 par value	10,044,775

	BUTLER INTERNATIONAL, INC.
	Form 10-Q for the Six-Month Period Ended June 30, 2002

	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	at June 30, 2002 (unaudited) and December 31, 2001	3

	Consolidated Statements of Operations
	for the three-month periods ended June 30, 2002 and 2001 (unaudited)	4

	Consolidated Statements of Operations
	for the six-month periods ended June 30, 2002 and 2001 (unaudited)	5

	Consolidated Statements of Cash Flow
	for the six-month periods ended June 30, 2002 and 2001 (unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BUTLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of
	June 30,	December 31,
	2002	2001
	(unaudited)
ASSETS
Current assets:
Cash	$ 1,705	$ 2,025
Accounts receivable, net	52,104	59,370
Inventories	136	147
Other current assets	11,298	12,703
Total current assets	65,243	74,245

Property and equipment, net	17,810	19,458
Other assets	3,815	4,260
Goodwill	46,330	60,072

Total assets	$ 133,198	$ 158,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 22,342	$ 23,911
Current portion of long-term debt	9,935	4,311
Total current liabilities	32,277	28,222

Revolving credit facility	24,588	32,297
Other long-term debt	32,349	39,396
Other long-term liabilities	4,747	5,209
Commitments and contingencies

Stockholders' equity:
Series B 7% Cumulative Convertible Preferred Stock: par value $0.001 per share, authorized 15,000,000, issued 5,664,137 in 2002 and 5,558,503
in 2001; Liquidation preference $5,664 in 2002 and $5,559 in 2001	6	6
Common stock: par value $.001 per share, authorized
125,000,000; issued 10,060,384 in 2002 and 10,090,165 in 2001;
outstanding 10,044,775 in 2002 and 9,418,442 in 2001	10	10
Additional paid-in capital	97,169	100,819
Receivables from stockholders	(5,937)	(5,021)
Accumulated deficit	(51,179)	(36,198)
Accumulated other comprehensive loss	(742)	(778)
Sub-total	39,327	58,838
Less - Treasury stock 15,609 shares in 2002 and 671,723 in 2001	(90)	(5,927)
Total stockholders' equity	39,237	52,911

Total liabilities and stockholders' equity	$ 133,198	$ 158,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	For the Three-Month Period
	Ended June 30,
	2002	2001
	(unaudited)	(unaudited)

Net sales	$ 68,333	$ 98,344
Cost of sales	54,551	78,056
Gross margin	13,782	20,288

Depreciation and amortization	1,105	1,805
Selling, general and administrative expenses	12,406	18,160
Restructuring and other charges	1,314	4,440
Operating loss	(1,043)	(4,117)

Interest expense	(1,327)	(1,488)
Loss before income taxes	(2,370)	(5,605)

Income tax benefit	(818)	(1,104)

Net loss	$ (1,552)	$ (4,501)

Net loss per share:
Basic	$ (0.16)	$ (0.49)
Diluted	$ (0.16)	$ (0.49)

Average number of common shares and dilutive
common share equivalents outstanding
Basic	10,045	9,422
Diluted	10,045	9,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	For the Six-Month Period
	Ended June 30,
	2002	2001
	(unaudited)	(unaudited)

Net sales	$ 139,825	$ 199,484
Cost of sales	112,142	160,102
Gross margin	27,683	39,382

Depreciation and amortization	2,233	3,673
Selling, general and administrative expenses	25,520	37,253
Restructuring and other charges	1,027	4,440
Operating loss	(1,097)	(5,984)

Interest expense	(2,659)	(3,213)
Loss before income taxes and cumulative effect of accounting change	(3,756)	(9,197)

Income tax benefit	(1,307)	(2,665)

Loss before cumulative effect of accounting change	(2,449)	(6,532)

Cumulative effect of accounting change, net of tax	(12,338)	-

Net loss	$ (14,787)	$ (6,532)

Basic loss per common share:
Loss before cumulative effect of accounting change	$ (0.27)	$ (0.71)
Cumulative effect of accounting change	(1.24)	-
Net loss	$ (1.51)	$ (0.71)

Diluted loss per common share:
Loss before cumulative effect of accounting change	$ (0.27)	$ (0.71)
Cumulative effect of accounting change	(1.24)	-
Net loss	$ (1.51)	$ (0.71)

Average number of common shares and dilutive
common share equivalents outstanding
Basic	9,900	9,421
Diluted	9,900	9,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six-Month Period
	Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (14,787)	$ (6,532)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	2,233	3,673
Provision for bad debt	(645)	779
Provision for deferred taxes	715	457
Amortization of deferred financing charges	424	104
Amortization of stock awards and grants	202	36
Non-cash restructuring and other charges	(526)	66
Non-cash interest	18	215
Cumulative effect of accounting change, net of tax	12,338	-
Other changes that (used) provided cash:
Accounts receivable	7,911	13,323
Inventories	11	56
Other current assets	2,601	(4,443)
Other assets	402	(438)
Current liabilities	(1,613)	578
Other long term liabilities	-	324
Net cash provided by operating activities	9,284	8,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(586)	(2,098)
Cost of business acquired	-	(7)
Net cash used in investing activities	(586)	(2,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under credit facility	(7,709)	1,904
Proceeds from long term debt	712	222
Repayment of long term debt	(2,153)	(2,758)
Financing fees paid	-	(652)
Cash dividends	(88)	-
Issuance of treasury stock	184	33
Net cash used in financing activities	(9,054)	(1,251)

Change in other comprehensive loss	36	(299)

Net (decrease) increase in cash	(320)	4,543
Cash at beginning of period	2,025	2,031
		-
Cash at end of period	$ 1,705	$ 6,574

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

  ACCOUNTING CHANGES:

  Change in Accounting for Goodwill and Certain Other Intangibles

  Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other indefinite lived intangible assets not be amortized, but be tested for impairment at least annually at the reporting unit level. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. Accordingly, the Company ceased amortization of all goodwill on January 1, 2002. The application of the non-amortization provisions of SFAS No. 142 is expected to result in additional net income for the year of approximately $1,553,000 or approximately $0.16 per common share.

  SFAS No. 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The Company determined the implied fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. This evaluation indicated that goodwill recorded in the Technology Solutions segment was impaired as of January 1, 2002. The primary factor resulting in the impairment charge was the continuing difficult economic environment in the information technology sector. Accordingly, the Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. No impairment charge was appropriate under the previous goodwill impairment standard, which was based on undiscounted cash flows.

  Other Accounting Pronouncements

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

  RESTRUCTURING AND OTHER CHARGES:

  In April 2001, the Company announced a Company-wide cost reduction plan. The Company recorded restructuring and other charges totaling $9.3 million during 2001. These charges were for costs incurred to eliminate excess capacity, reduce both staff and service delivery personnel in all of the Company's business units, the closing of certain unprofitable locations and the termination of unprofitable contracts and activities. As a result of the restructuring, a total of 389 employees were terminated in 2001. During the first and second quarters of 2002, the Company recorded additional charge of $1,554,000 principally related to the termination of an additional 112 employees, the closing of certain unprofitable locations and the termination of an unprofitable contract. Also, the Company finalized certain previously recorded restructuring accruals resulting in a credit to income of $527,000 primarily due to favorable settlements of facility lease commitments.

  BUTLER INTERNATIONAL, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  The following presents a reconciliation of the original restructuring components of the 2001 charge to the balance remaining at June 30, 2002, which is included in accounts payable and accrued liabilities ($1.9 million) and in other long-term liabilities ($0.2 million) (in thousands):

	Balance at				Balance at
	December 31,	Additional			June 30,
	2001	Charges	Adjustments	Payments	2002
Severance and other
employee costs	$ 713	$ 604	$ -	$ (1,071)	$ 246
Facility closing costs	2,350	287	(527)	(916)	1,194
Write-off of equipment	-	268	-	(14)	254
Other	-	395	-	-	395
Total restructuring	$ 3,063	$ 1,554	$ (527)	$ (2,001)	$ 2,089

  EARNINGS PER SHARE:

  The following table presents the computation of basis and diluted earnings per common share (in thousands, except per share data):

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2002	2001	2002	2001
Basic Earnings per Share:
Net loss	$ (1,552)	$ (4,501)	$ (14,787)	$ (6,532)
Preferred dividends	(97)	(91)	(195)	(182)
Loss available to
common shareholders	(1,649)	(4,592)	(14,982)	(6,714)
Weighted average common
shares outstanding	10,045	9,422	9,900	9,421
Basic loss per
common share	$ (0.16)	$ (0.49)	$ (1.51)	$ (0.71)

Diluted Earnings per Share:
Net loss	$ (1,552)	$ (4,501)	$ (14,787)	$ (6,532)
Preferred dividends	(97)	(91)	(195)	(182)
Loss available to common
shareholders assuming conversion	(1,649)	(4,592)	(14,982)	(6,714)
Weighted average common
shares outstanding	10,045	9,422	9,900	9,421
Diluted loss per
common share	$ (0.16)	$ (0.49)	$ (1.51)	$ (0.71)

  Basic earnings/(loss) per common share is calculated by dividing net income/(loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share is calculated by dividing net income/(loss) by the sum of the weighted average number of common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. As a result of the net loss reported for the three and six-month periods ended June 30, 2002 and 2001, potential common shares of 410.583 and 232,000, respectively, have been excluded from the calculations of diluted loss per share because their effect would be anti-dilutive. In addition, for the three and six-month periods ending June 30, 2002 and 2001, there were options and warrants totaling 1,279,500 and 1,148,500, respectively, where the exercise price was greater than the average market price of the common shares were excluded from the computation of diluted loss per share.

  GOODWILL

  As described in Note 2, the Company adopted SFAS No. 142 as of January 1, 2002 and, as a result, all of the Company's goodwill is no longer amortized. The effect of this accounting change is reflected prospectively. The following table reflects the Company's comparative net loss before the cumulative effect of accounting change and goodwill amortization under SFAS No. 142 (in thousands except for per share data):

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2002	2001	2002	2001
Net loss:
Reported net loss	$ (1,552)	$ (4,501)	$ (14,787)	$ (6,532)
Add back goodwill amortization, net of tax	-	514	-	854
Adjusted net loss	(1,552)	(3,987)	(14,787)	(5,678)
Add back cumulative effect of
accounting change, net of tax	-	-	12,338	-
Adjusted net loss before cumulative
effect of accounting change	$ (1,552)	$ (3,987)	$ (2,449)	$ (5,678)

Basic and diluted loss per share:
Reported net loss	$ (0.16)	$ (0.49)	$ (1.51)	$ (0.71)
Add back goodwill amortization, net of tax	-	0.06	-	0.09
Adjusted net loss	(0.16)	(0.43)	(1.51)	(0.62)
Add back cumulative effect of
accounting change, net of tax	-	-	1.24	-
Adjusted net loss before cumulative
effect of accounting change	$ (0.16)	$ (0.43)	$ (0.27)	$ (0.62)

  The changes in the carrying amount of goodwill for the six months ended June 30, 2002 and for the year ended December 31, 2001are as follows (in thousands):

	Technical	Telecom	Technology
	Group	Services	Solutions	Total
Balance at December 31, 2000	$ 19,218	$ 7,936	$ 35,314	$ 62,468
Contingent payout	-	6	-	6
Amortization	(637)	(139)	(1,626)	(2,402)
Balance at December 31, 2001	18,581	7,803	33,688	60,072
Transitional impairment charge	-	-	(13,742)	(13,742)
Balance at June 30, 2002	$ 18,581	$ 7,803	$ 19,946	$ 46,330

  COMMON STOCK

  During the first quarter of 2002, certain individuals, including directors, executed non-interest bearing notes payable to the Company in the aggregate amount of $915,410 in order to exercise options and warrants granted under various approved stockholder option plans and other stock purchase agreements to purchase a total of 361,000 shares of the Company's common stock.

  In March 2002, the Company granted a total of 258,667 shares of its common stock to three of its officers under the 1992 Stock Bonus Plan.

  In June 2002, the Company reissued and retired from treasury 656,114 common shares. As a result of this reissuance and retirement, treasury stock and additional paid-capital were both reduced by approximately $5.8 million.

  COMPREHENSIVE INCOME:

  The following table sets forth the components of comprehensive loss, net of tax (in thousands):

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2002	2001	2002	2001
Net loss	$ (1,552)	$ (4,501)	$ (14,787)	$ (6,532)
Other comprehensive income/(loss), net of tax:
Cash flow hedges:
Current year derivatives income/( loss)	(41)	(7)	(11)	(78)
Cumulative transition adjustment	-	(16)	-	(75)
Foreign currency translation adjustments	70	(8)	47	(84)
Other comprehensive income/(loss)	29	(31)	36	(237)
Comprehensive loss	$ (1,523)	$ (4,532)	$ (14,751)	$ (6,769)

  SEGMENTS:

  The Company's services are provided through four business segments: Telecom Services, the Technical Group, Technology Solutions, and Fleet Services. Sales and operating profits by segment were (in thousands):

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2002	2001	2002	2001
Sales:
Technical Group	$ 35,889	$ 38,221	$ 71,048	$ 76,892
Telecom Services	13,953	33,864	30,558	68,952
Technology Solutions	8,434	14,379	17,684	29,869
Fleet Services	9,501	11,292	19,296	22,529
Unallocated amount	556	588	1,239	1,242
Consolidated Total	$ 68,333	$ 98,344	$ 139,825	$ 199,484

Operating Loss:
Technical Group	$ 3,104	$ 2,781	$ 6,004	$ 5,578
Telecom Services	1,172	3,191	1,670	4,351
Technology Solutions	840	156	1,667	(19)
Fleet Services	676	516	1,271	919
Unallocated amounts	(5,521)	(6,321)	(10,682)	(12,373)
Restructuring and other charges	(1,314)	(4,440)	(1,027)	(4,440)
Consolidated Total	$ (1,043)	$ (4,117)	$ (1,097)	$ (5,984)

  The Company primarily operates in the United States. The Technical Group operations include the results of its United Kingdom ("UK") and India subsidiaries. Sales from the UK and India operations were approximately $3.9 million and $3.1 million for the three-month period ended June 30, 2002 and 2001, respectively and $7.2.million and $6.3 million for the six-month period ended June 30, 2002, respectively. Operating profits from the UK subsidiary were approximately $111,000 and $86,000 for the three-month periods ended June 30, 2002 and 2001, respectively, and approximately $216,000 and $195,000 for the six-month periods ended June 30, 2002 and 2001, respectively. The India subsidiary began operations in April 2001. It generated operating profits of approximately $96,000 and $82,000 for the three-month and six-month periods ended June 30, 2002, respectively, compared to losses of $59,000 for the same periods in 2001.

  Management reviews the Company's assets on a consolidated basis, as it is not meaningful to allocate assets to the various segments. Unallocated amounts of operating profits consist of corporate expenses and certain general and administrative expenses from field operations.

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

  On July 21, 2002, a significant customer of the Company, Worldcom, Inc. ("WorldCom"), filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding receivables due from WorldCom of approximately $700,000. Although it is impossible to predict the outcome of the WorldCom reorganization, management believes that adequate provisions have been made for probable losses with respect thereto and that the outcome, after such provisions, will not have a material adverse effect on the consolidated results of operations or financial position.

  LONG-TERM DEBT:

  The Company has a seven year mortgage for its corporate office facility.  During the quarter, the Company did not meet the fixed charge coverage ratio covenant contained in the mortgage agreement. The Company did receive a waiver from the mortgage holder, however, in exchange for the waiver, among other things, the bank has accelerated the maturity date from November 1, 2004 to September 30, 2002.  As result, the mortgage has been reclassified to current and is included in the current portion of long-term debt on the June 30, 2002 balance sheet.  In response, the Company has received and executed a mortgage offer letter from another institution and is currently in the due diligence phase of the proposed transaction.  The Company expects to close on the new mortgage by September 30, 2002.  Additionally, the Company has also received a sale-leaseback offer for its corporate headquarters facility.

  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement establishes accounting standards for the recognition and measurement of an asset retirement obligation and associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted.   The Company plans to adopt SFAS No. 143 effective January 1, 2003 and expects that it will not have a material impact on its consolidated results of operations and financial position..

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions should be accounted for in the same manner as sale-leaseback transactions. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002,and all other provisions of this Statement are effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company plans to adopt SFAS No. 145 effective January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for cost associated with exit or disposal activities and nullifies Emerging Issue Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.  The Company plans to adopt SFAS No. 146 effective January 1, 2003 and expects that it will not have a material impact on its consolidated results of operations and financial position.

Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    Butler International, Inc. (the "Company") is a global provider of technical and professional services. Focused on quality, technology and learning initiatives, Butler delivers leading edge services to its clients, enabling them to adapt and grow in a cost effective way within our ever-changing world.

    The net loss for the quarter was $1.6 million, or $0.16 per diluted share compared with a loss of $4.5 million, or $0.49 per diluted share in the prior year quarter. The current year quarter includes restructuring and other charges of $1.3 million, on a pre-tax basis, reflecting management's continuing efforts to reduce the Company's cost structure. The prior year had also included restructuring and other charges totaling $4.4 million, also on a pre-tax basis. In accordance with current accounting regulations, the 2002 period excluded any charges related to goodwill amortization. That expense in the second quarter of 2001 was $.5 million, net of tax. Therefore, on a pro forma basis, the current year net loss of $1.6 million, or $0.16 per diluted share, would compare with a net loss of $4.0 million or $0.43 per diluted share for 2001.

    Exclusive of restructuring and other charges in both periods, the net loss for the 2002 quarter was $0.7 million or $0.07 per diluted share, compared with $0.9 million or $0.10 per diluted share reported in the prior year. On a sequential quarter basis, also before charges, the second quarter loss represents an improvement upon the first quarter of 2002 by 35% or $0.4 million. Sales for the current quarter were $68.3 million, down by 31% from last year's $98.3 million, the majority of the decline coming from the Company's Telecom industry clients.

    On a divisional basis, all segments reported increased operating profits over that of this year's first quarter. Similarly, with the exception of Telecommunications Services, each unit improved upon 2001's quarterly results. These results reflect the impact and success of management's cost reduction initiatives. The profitability of project oriented work in the Technical Group increased by 36% over last year's quarter to $1.8 million, Technology Solutions improved its operating profits to $0.8 million from $0.3 million (which included $0.4 million of goodwill amortization) while Fleet Services profitability increased by 19% to $0.7 million. The Telecommunications Services operation remained profitable in the quarter, however its profits declined by 65% to $1.2 million from last year's $3.4 million, more than offsetting the other segments' gains. In a general sense, a reduction in costs resulted in higher margins and decreased overhead, which more than offset lower revenue. Selling, general and administrative expenses were down by 32% in the current year quarter, while interest expense also decreased principally due to reduced borrowings.

    Although each division experienced a volume decrease from prior year levels, Telecommunication industry clientele were the principal drivers of the revenue decline. The Technical Group's project oriented work increased by 33% to $13.8 million in the current year quarter. There has been a pick-up in order activity in Telecommunications Services at the beginning of this year's third quarter. The Company is hopeful that it signals an end to the decline experienced over the last twelve months.

    On a year-to-date basis, exclusive of restructuring, goodwill and other charges, the net loss for the 2002 period was $1.8 million or $0.18 per diluted share, an improvement from the $3.4 million or $0.36 per diluted share reported, on a comparable basis, in the prior year. The current year net loss, inclusive of all charges was $14.8 million, or $1.51 per share, compared with a loss of $6.5 million or $0.71 per diluted share in 2001. The loss includes an impairment charge of $12.3 million, net of tax, related to the carrying value of goodwill in the Company's Technology Solutions business segment and is reported as a cumulative effect of a change in accounting principle. On a pro forma basis, excluding goodwill amortization, the 2001 year-to-date loss was $5.7 million or $0.62 per diluted share. Sales for the six months were $139.8 million, down by 30% from last year's $199.5 million

    Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other indefinite lived intangible assets not be amortized, but be tested for impairment at least annually at the reporting unit level. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. Accordingly, the Company ceased amortization of all goodwill on January 1, 2002. The application of the non-amortization provisions of SFAS No. 142 is expected to result in additional net income for the year of approximately $1,553,000 or approximately $0.16 per common share.

    SFAS No. 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The Company determined the implied fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. This evaluation indicated that goodwill recorded in the Technology Solutions segment was impaired as of January 1, 2002. The primary factor resulting in the impairment charge was the continuing difficult economic environment in the information technology sector. Accordingly, the Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. No impairment charge was appropriate under the previous goodwill impairment standard, which was based on undiscounted cash flows.

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

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement establishes accounting standards for the recognition and measurement of an asset retirement obligation and associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted.  The Company plans to adopt SFAS No. 143 effective January 1, 2003 and expects that it will not have a material impact on its consolidated results of operations and financial position.

    In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions should be accounted for in the same manner as sale-leaseback transactions. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, and all other provisions of this Statement are effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company plans to adopt SFAS No. 145 effective January 1, 2003.

    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for cost associated with exit or disposal activities and nullifies Emerging Issue Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability.  SFAS No. 146 is effective for exit or disposal activities activities that are initiated after December 31, 2002, with early adoption permitted.  The Company plans to adopt SFAS No. 146 effective January1, 2003 and expects that it will not have a material impact on its consolidated results of operations and financial position.

    On July 21, 2002, a significant customer of the Company, Worldcom, Inc. ("WorldCom"), filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding receivables due from WorldCom of approximately $700,000. Although it is impossible to predict the outcome of the WorldCom reorganization, management believes that adequate provisions have been made for probable losses with respect thereto and that the outcome, after such provisions, will not have a material adverse effect on the consolidated results of operations or financial position.  Should WorldCom cease operations in the near future, the Company does not expect that the loss of WorldCom related business would have a material impact on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of funds are generated from operations and borrowings under its credit facility with General Electric Capital Corporation ("GECC"). Cash provided by operating activities was $9.3 million for the six-month period ended June 30, 2002, increase of $1.1 million over the same period in 2001.

    On September 28, 2001, the Company closed on the Second Amended and Restated Credit Agreement with General Electric Capital Corporation ("GECC"). This three year, $85 million credit facility provides the Company with increased borrowing capacity, which will be used for accommodating future growth. The agreement provides a revolving credit facility for loans up to $47 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million. The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. The current interest rate for Term Loan A is the 30-day Commercial Paper Rate plus three hundred fifty basis points. With respect to Term Loan B, the current interest rate in effect as of June 30, 2002 was the Prime Rate plus three hundred seventy basis points. Term Loan B interest rate will be increased by 15 basis points per month for each month that any balance is outstanding up to 14%, thereafter increasing 15 basis points quarterly. Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B. In connection with the refinancing, the Company will grant warrants to GECC, the aggregate value of which cannot exceed $400,000.

    As of June 30, 2002, $60.6 million was outstanding under the GECC credit facility, with an additional $2.1 million used to collateralize letters of credit compared to $70.3 million outstanding under the GECC credit facility with additional $3 million for letters of credit as December 31, 2001. Proceeds from the credit facility are used to finance internal business growth, working capital and capital expenditures. The credit facility excludes the U.K. operation, which has its own £ 1.5 million facility. As of June 30, 2002, £ 465,194 was outstanding under the U.K. facility.

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

    The Company is pursuing a refinancing of the mortgage on its corporate office facility. It is also considering entering into a sale-leaseback transaction.  During the quarter, the Company did not meet the fixed charge coverage ratio covenant contained in the mortgage agreement. The Company did receive a waiver from the mortgage holder, however, in exchange for the waiver, among other things, the bank has accelerated the maturity date from November 1, 2004 to September 30, 2002.  As result, the mortgage has been reclassified to current and is included in the current portion of long-term debt on the June 30, 2002 balance sheet.  In response, the Company has received and executed a mortgage offer letter from another institution and is currently in the due diligence phase of the proposed transaction.  The Company expects to close on the new mortgage by September 30, 2002.  Additionally, the Company has also received a sale-leaseback offer for its corporate headquarters facility.

The Company believes that the combination of its operating cash flow and the proceeds from either a refinancing of the mortgage or a closing of a sale-leaseback transaction will provide sufficient liquidity for at least the next twelve months. Should neither the refinancing or sale-leaseback transactions occur, the Company would seek other financing to support its operations

Information contained in this Quarterly Report on Form 10-Q, other than historical information, may be considered forward-looking in nature. As such, it is based upon certain assumptions and is subject to various risks and uncertainties, which may not be controllable by the Company. To the extent that these assumptions prove to be incorrect, or should any of these risks or uncertainties materialize, the actual results may vary materially from results expressed in, or implied by, this forward-looking statement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to market risk primarily from changes in interest rates, and to a lesser extent, changes in foreign currency rates.

    The Company has a credit agreement with GECC which, provides a revolving credit facility for loans up to $47 million, including $9.0 million for letters of credit, Term Loan A for $20 million and Term Loan B for $18 million. The interest rates in effect at June 30, 2002 were 4.77%, 5.27% and 8.45% on the revolver, Term Loan A and Term Loan B, respectively. During the first six months of 2002, the average interest rate on the revolving credit facility was 4.77% and the average interest rates on the other GECC loans was 6.65%. Interest reductions are available based upon the Company achieving certain financial results after the repayment of Term Loan B.

    From time-to-time the Company has used derivative instruments to limit its exposure to fluctuating interest rates. It is not the Company's policy to use these transactions for speculation purposes. The Company has taken advantage of cash flow hedging activities through the use of interest rate swaps.

    In 1997, the Company entered into interest rate swap arrangement with its mortgage holder. The Company makes monthly interest payments at the fixed rates of 8.1% on the $6.4 million loan. The Company receives payments based upon the one month Libor plus 175 basis points. If the interest rate swap agreement was terminated as of June 30, 2002, the Company would owe its lender an additional $348,666.

    The Company's international operations are directed from offices in the United Kingdom and Hyderabad, India. International operations accounted for approximately 5.1% of the Company's sales for the six months ended June 30, 2002, principally from the United Kingdom. In the six months of 2002, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    None

Item 2. CHANGES IN SECURITIES

    None

Item 3. DEFAULTS UPON SENIOR SECURITIES

    None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders held on April 19, 2002, a quorum, consisting of approximately 86.1% of the Company's common and preferred stock outstanding and entitled to vote at the meeting, was present in person or by proxy. At the meeting, the following proposals were approved by the stockholders: Proposal #1 - Frederick H. Kopko was elected as a Third Class Director. Edward M. Kopko, Thomas F. Comeau , Hugh G. McBreen and Nikhil S. Nagaswami continue to serve as directors. Proposal #2 - Deliotte & Touche were appointed as independent accountants. Proposal #3 - The Butler International, Inc. 2002 Stock Incentive Plan was approved.
	FOR	AGAINST	WITHHELD

Proposal #1	11,104,328	2,855,097	55,730

	FOR	AGAINST	ABSTAIN	NOT VOTED

Proposal #2	12,562,671	1,228,301	224,183	0

Proposal #3	8,453,960	2,979,485	99,990	2,486,720

Item 5. OTHER INFORMATION

    None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit list after signatures and exhibits attached.
  Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 14, 2002	BUTLER INTERNATIONAL, INC.
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

10.49*

Form of Promissory Note dated January 2, 2002 in the original amount of $37,200 executed by Jeffrey R. Wescott and made payable to Butler International, Inc. filed as Exhibit 10.49 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.50*

Form of Promissory Note dated January 2, 2002 in the original amount of $110,000 executed by Jeffrey R. Wescott and made payable to Butler International, Inc. filed as Exhibit 10.50 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.51*	Form Pledge Agreement dated January 2, 2002 between Butler International, Inc. and Jeffrey R. Wescott filed as Exhibit 10.51 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.52*	Form Pledge Agreement dated January 2, 2002 between Butler International, Inc. and Jeffrey R. Wescott filed as Exhibit 10.52 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.53

Form of Promissory Note dated January 2, 2002 in the original amount of $362,250 executed by Bridge Financing Partners LLC and made payable to Butler International, Inc. filed as Exhibit 10.53 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.54

Form Pledge Agreement dated January 2, 2002 between Butler International, Inc. and Bridge Financing Partners LLC filed as Exhibit 10.54 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.55*

Form of Promissory Note dated March 12, 2002 in the original amount of $219,750 executed by Frederick H. Kopko, Jr. and made payable to Butler International, Inc. filed as Exhibit 10.55 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.56*	Form Pledge Agreement dated March 12, 2002 between Butler International, Inc. and Frederick H. Kopko, Jr. filed as Exhibit 10.56 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.57*

Form of Promissory Note dated March 12, 2002 in the original amount of $186,180 executed by Hugh G. McBreen and made payable to Butler International, Inc. filed as Exhibit 10.57 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.58*	Form Pledge Agreement dated March 12, 2002 between Butler International, Inc. and Hugh G. McBreen filed as Exhibit 10.58 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

99	Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith as Exhibit 99.

* Denotes compensatory plan, compensation arrangement, or management contract.