Form 10-Q
period 2002-09-30
BUTLER INTERNATIONAL INC /MD/
filed 2002-11-15
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Shares Outstanding November 1, 2002
Common stock, $0.001 par value	10,044,775

	BUTLER INTERNATIONAL, INC.
	Form 10-Q for the Nine-Month Period Ended September 30, 2002
		Page No.
	TABLE OF CONTENTS

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	at September 30, 2002 (unaudited) and December 31, 2001	3

	Consolidated Statements of Operations
	for the three-month periods ended September 30, 2002 and 2001 (unaudited)	4

	Consolidated Statements of Operations
	for the nine-month periods ended September 30, 2002 and 2001 (unaudited)	5

	Consolidated Statements of Cash Flows
	for the nine-month periods ended September 30, 2002 and 2001 (unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		19

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BUTLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of
	September 30,	December 31,
	2002	2001
	(unaudited)
ASSETS
Current assets:
Cash	$ 2,637	$ 2,025
Accounts receivable, net	52,424	59,370
Inventories	114	147
Other current assets	10,652	12,703
Total current assets	65,827	74,245

Property and equipment, net	15,303	19,458
Other assets	4,931	4,260
Goodwill	46,330	60,072

Total assets	$ 132,391	$ 158,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 22,237	$ 23,911
Current portion of long-term debt	4,780	4,311
Total current liabilities	27,017	28,222

Revolving credit facility	25,950	32,297
Other long-term debt	37,858	39,396
Other long-term liabilities	4,993	5,209
Commitments and contingencies

Stockholders' equity:
Series B 7% Cumulative Convertible Preferred Stock: par value $0.001 per share, authorized 15,000,000, issued 5,605,481 in 2002 and 5,558,503
in 2001; Liquidation preference $5,605 in 2002 and $5,559 in 2001	6	6
Common stock: par value $.001 per share, authorized
125,000,000; issued 10,060,384 in 2002 and 10,090,165 in 2001;
outstanding 10,044,775 in 2002 and 9,418,442 in 2001	10	10
Additional paid-in capital	97,110	100,819
Receivables from stockholders	(5,937)	(5,021)
Accumulated deficit	(54,020)	(36,198)
Accumulated other comprehensive loss	(506)	(778)
Sub-total	36,663	58,838
Less - Treasury stock 15,609 shares in 2002 and 671,723 in 2001	(90)	(5,927)
Total stockholders' equity	36,573	52,911

Total liabilities and stockholders' equity	$ 132,391	$ 158,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	For the Three-Month Period
	Ended September 30,
	2002	2001
	(unaudited)	(unaudited)

Net sales	$ 64,096	$ 6,002
Cost of sales	51,557	68,773
Gross margin	12,539	17,229

Depreciation and amortization	970	1,801
Selling, general and administrative expenses	11,626	15,847
Restructuring and other charges	2,868	1,584
Operating loss	(2,925)	(2,003)

Interest expense	(1,328)	(884)
Loss before income taxes	(4,253)	(2,887)

Income tax benefit	(1,510)	(1,948)

Net loss	$ (2,743)	$ (939)

Net loss per share:
Basic	$ (0.28)	$ (0.11)
Diluted	$ (0.28)	$ (0.11)

Average number of common shares and dilutive
common share equivalents outstanding
Basic	10,045	9,422
Diluted	10,045	9,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	For the Nine-Month Period
	Ended September 30,
	2002	2001
	(unaudited)	(unaudited)

Net sales	$ 203,921	$ 285,486
Cost of sales	163,699	228,875
Gross margin	40,222	56,611

Depreciation and amortization	3,203	5,474
Selling, general and administrative expenses	37,146	53,100
Restructuring and other charges	3,895	6,024
Operating loss	(4,022)	(7,987)

Interest expense	(3,987)	(4,097)
Loss before income taxes and cumulative effect of accounting change	(8,009)	(12,084)

Income tax benefit	(2,817)	(4,613)

Loss before cumulative effect of accounting change	(5,192)	(7,471)

Cumulative effect of accounting change, net of tax	(12,338)	-

Net loss	$ (17,530)	$ (7,471)

Basic loss per common share:
Loss before cumulative effect of accounting change	$ (0.55)	$ (0.82)
Cumulative effect of accounting change	(1.24)	-
Net loss	$ (1.79)	$ (0.82)

Diluted loss per common share:
Loss before cumulative effect of accounting change	$ (0.55)	$ (0.82)
Cumulative effect of accounting change	(1.24)	-
Net loss	$ (1.79)	$ (0.82)

Average number of common shares and dilutive
common share equivalents outstanding
Basic	9,948	9,421
Diluted	9,948	9,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine-Month Period
	Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (17,530)	$ (7,471)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	3,203	5,474
(Write off of)/provision for bad debt	(584)	919
Provision for deferred taxes	1,389	1,045
Amortization of deferred financing charges	625	180
Amortization of stock awards and grants	343	-
Non-cash restructuring and other charges	1,668	1,203
Non-cash interest	-	436
Cumulative effect of accounting change, net of tax	12,338	-
Other changes that (used) provided cash:
Accounts receivable	7,530	17,919
Inventories	33	100
Other current assets	1,063	(4,948)
Other assets	407	(1,693)
Current liabilities	(1,666)	(1,858)
Other long term liabilities	98	364
Net cash provided by operating activities	8,917	11,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(747)	(2,904)
Cost of business acquired	-	(7)
Net cash used in investing activities	(747)	(2,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under credit facility	(6,347)	(16,470)
Proceeds from long term debt	7,663	15,493
Repayment of long term debt	(8,858)	(2,852)
Financing fees paid	(123)	(1,820)
Cash dividends	(147)	-
Issuance of treasury stock	184	32
Net cash used in financing activities	(7,628)	(5,617)

Change in other comprehensive income/(loss)	70	(295)

Net increase in cash	612	2,847
Cash at beginning of period	2,025	2,031

Cash at end of period	$ 2,637	$ 4,878

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

  Pursuant to SFAS No. 142, the Company performed the transitional goodwill impairment test. The Company determined the implied fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. This evaluation indicated that goodwill recorded in the Technology Solutions segment was impaired as of January 1, 2002. The primary factor resulting in the impairment charge was the continuing difficult economic environment in the information technology sector. Accordingly, the Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. No impairment charge was appropriate under the previous goodwill impairment standard, which was based on undiscounted cash flows.

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

  RESTRUCTURING AND OTHER CHARGES:

  In April 2001, the Company announced a Company-wide cost reduction plan. The Company recorded restructuring and other charges totaling $9.3 million during 2001. These charges were for costs incurred to eliminate excess capacity, reduce both staff and service delivery personnel in all of the Company's business units, the closing of certain unprofitable locations and the termination of unprofitable contracts and activities. As a result of the restructuring, a total of 389 employees were terminated in 2001. During the first nine months of 2002, the Company recorded additional charge of $4,422,000 principally related to the termination of an additional 158 employees, the closing of certain unprofitable locations and the termination of an unprofitable contract. Also, the Company finalized certain previously recorded restructuring accruals resulting in a credit to income of $527,000 primarily due to favorable settlements of facility lease commitments.

  BUTLER INTERNATIONAL, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  The following presents a reconciliation of the original restructuring components of the 2001 and 2002 charges to the balance remaining at September 30, 2002, which is included in accounts payable and accrued liabilities ($1.3 million) and in other long-term liabilities ($0.2 million) (in thousands):

	Balance at				Balance at
	December 31,	Additional			September 30,
	2001	Charges	Adjustments	Payments	2002
Severance and other
employee costs	$ 713	$ 1,355	$ -	$ (1,676)	$ 392
Facility closing costs	2,350	427	(527)	(1,182)	1,068
Write-off of equipment	-	1,749	-	(1,713)	36
Other	-	891	-	(866)	25
Total restructuring	$ 3,063	$ 4,422	$ (527)	$ (5,437)	$ 1,521

  EARNINGS PER SHARE:

  The following table presents the computation of basis and diluted earnings per common share (in thousands, except per share data):

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2002	2001	2002	2001
Basic Earnings per Share:
Net loss	$ (2,743)	$ (939)	$ (17,530)	$ (7,471)
Preferred dividends	(98)	(91)	(293)	(272)
Loss available to
common shareholders	(2,841)	(1,030)	(17,823)	(7,743)
Weighted average common
shares outstanding	10,045	9,422	9,948	9,421
Basic loss per
common share	$ (0.28)	$ (0.11)	$ (1.79)	$ (0.82)

Diluted Earnings per Share:
Net loss	$ (2,743)	$ (939)	$ (17,530)	$ (7,471)
Preferred dividends	(98)	(91)	(293)	(272)
Loss available to common
shareholders assuming conversion	(2,841)	(1,030)	(17,823)	(7,743)
Weighted average common
shares outstanding	10,045	9,422	9,948	9,421
Diluted loss per
common share	$ (0.28)	$ (0.11)	$ (1.79)	$ (0.82)

  Basic earnings/(loss) per common share is calculated by dividing net income/(loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share is calculated by dividing net income/(loss) by the sum of the weighted average number of common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. As a result of the net loss reported for the three and nine-month periods ended September 30, 2001, potential common shares of 11,250 have been excluded from the calculations of diluted loss per share because their effect would be anti-dilutive. In addition, for the three and nine-month periods ended September 30, 2002 and 2001, there were options and warrants totaling 1,690,083 and 1,369,500, respectively, where the exercise price was greater than the average market price of the common shares were excluded from the computation of diluted loss per share.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2002	2001	2002	2001
Net loss:
Reported net loss	$ (2,743)	$ (939)	$ 17,530)	$ (7,471)
Add back goodwill amortization, net of tax	-	261	-	1,115
Adjusted net loss	(2,743)	(678)	(17,530)	(6,356)
Add back cumulative effect of
accounting change, net of tax	-	-	12,338	-
Adjusted net loss before cumulative
effect of accounting change	$ (2,743)	$ (678)	$ (5,192)	$ (6,356)

Basic and diluted loss per share:
Reported net loss	$ (0.28)	$ (0.11)	$ (1.79)	$ (0.82)
Add back goodwill amortization, net of tax	-	0.03	-	0.12
Adjusted net loss	(0.28)	(0.08)	(1.79)	(0.70)
Add back cumulative effect of
accounting change, net of tax	-	-	1.24	-
Adjusted net loss before cumulative
effect of accounting change	$ (0.28)	$ (0.08)	$ (0.55)	$ (0.70)

  The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

	Technical	Telecom	Technology
	Group	Services	Solutions	Total
Balance at December 31, 2000	$ 19,218	$ 7,936	$ 35,314	$ 62,468
Contingent payout	-	6	-	6
Amortization	(637)	(139)	(1,626)	(2,402)
Balance at December 31, 2001	18,581	7,803	33,688	60,072
Transitional impairment charge	-	-	(13,742)	(13,742)
Balance at September 30, 2002	$ 18,581	$ 7,803	$ 19,946	$ 46,330

  LONG-TERM DEBT:

  During the second quarter of 2002, the Company did not meet the fixed charge coverage ratio covenant on its then existing seven-year mortgage for its corporate office facility. The Company did receive a waiver from the mortgage holder, however, in exchange for the waiver, the bank accelerated the maturity date from November 1, 2004 to September 30, 2002.In accordance with that agreement, that mortgage was repaid on September 30, 2002.

  As part of its restructuring plan, the Company closed on a new mortgage for its corporate office facility on September 30, 2002. The new 10 year, $7.0 million, mortgage replaced an existing $5.2 million obligation. The new agreement's interest rate is fixed at 6.85% compared to an effective 8.1% rate on the prior mortgage. In conjunction with the repayment its existing mortgage, the Company terminated its interest rate swap agreement at a cost of $457,000. The interest rate swap agreement was designed as a cash flow hedge and the termination cost was included in the restructuring reserve.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  COMPREHENSIVE INCOME:

  The following table sets forth the components of comprehensive loss, net of tax (in thousands):

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2002	2001	2002	2001
Net loss	$ (2,743)	$ (939)	$ (17,530)	$ (7,471)
Other comprehensive income/(loss), net of tax:
Cash flow hedges:
Current year derivatives income/(loss)	213	(120)	202	(198)
Cumulative transition adjustment	-	12	-	(63)
Foreign currency translation adjustments	23	50	70	(33)
Other comprehensive income/(loss)	236	(58)	272	(294)
Comprehensive loss	$ (2,507)	$ (997)	$ (17,258)	$ (7,765)

  SEGMENTS:

  The Company's services are provided through four business segments: Telecom Services, the Technical Group, Technology Solutions, and Fleet Services. Sales and operating profits by segment were (in thousands):

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2002	2001	2002	2001
Sales:
Technical Group	$ 35,260	$ 36,670	$ 106,308	$ 113,562
Telecom Services	12,543	26,840	43,101	95,792
Technology Solutions	7,497	12,046	25,181	41,915
Fleet Services	8,416	9,897	27,712	32,426
Unallocated amount	380	549	1,619	1,791
Consolidated Total	$ 64,096	$ 86,002	$ 203,921	$ 285,486

Operating Loss:
Technical Group	$ 3,035	$ 2,586	$ 9,039	$ 8,164
Telecom Services	879	2,582	2,549	6,933
Technology Solutions	798	414	2,465	395
Fleet Services	520	407	1,791	1,326
Unallocated amounts	(5,289)	(6,408)	(15,971)	(18,781)
Restructuring and other charges	(2,868)	(1,584)	(3,895)	(6,024)
Consolidated Total	$ (2,925)	$ (2,003)	$ (4,022)	$ (7,987)

  The Company primarily operates in the United States. The Technical Group operations include the results of its United Kingdom ("UK") and India subsidiaries. Sales from the UK and India operations were approximately $5.0 million and $.3.3 million for the three-month period ended September 30, 2002 and 2001, respectively and $12.4.million and $9.6 million for the nine-month period ended September 30, 2002 and 2001, respectively. Operating profits/(losses) from the UK subsidiary were approximately $172,000 and ($42,000) for the three-month periods ended September 30, 2002 and 2001, respectively, and approximately $389,000 and $57,000 for the nine-month periods ended September 30, 2002 and 2001, respectively. The India subsidiary began operations in April 2001. It generated operating profits of approximately $164,000 and $295,000 for the three-month and nine-month periods ended September 30, 2002, respectively, compared to losses of $14,000 and $108,000 for the same periods in 2001.

  Management reviews the Company's assets on a consolidated basis, as it is not meaningful to allocate assets to the various segments. Unallocated amounts of operating profits consist of corporate expenses and certain general and administrative expenses from field operations.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  COMMON STOCK

  During the first quarter of 2002, certain individuals, including directors, executed non-interest bearing, non-recourse notes payable to the Company in the aggregate amount of $915,410 in order to exercise options and warrants granted under various approved stockholder option plans and other stock purchase agreements to purchase a total of 361,000 shares of the Company's common stock.

  In March 2002, the Company granted a total of 258,667 shares of its common stock to three of its officers under the 1992 Stock Bonus Plan.

  In June 2002, the Company reissued and retired from treasury 656,114 common shares. As a result of this re-issuance and retirement, treasury stock and additional paid-in capital were both reduced by approximately $5.8 million.

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

  On January 29, 2002, Dorset Management Corporation, on behalf of itself, Knott Partners, L.P. and David M. Knott (the "Knott Group") proposed a nominee to the Board of Directors and announced its intention to conduct a proxy contest in connection with the election of directors. On March 18, 2002 the Company's special Maryland counsel notified the Knott Group, that its nominee would not be placed on the proxy ballot due to, among other things, the Knott Group's failure to comply with certain disclosure requirements in connection with such nomination. On August 28, 2002, Knott Partners, L.P., of which David M. Knott is a general partner, and Old Oak Partners, LLC filed a lawsuit against the Company and certain of its directors alleging, among other things, breach of fiduciary duty. The Company considers the lawsuit baseless.

  The Company intends to initiate litigation against David M. Knott and certain other unnamed individuals and entities for, among other things, wrongfully acting in concert in connection with the purchase of securities and in making certain misrepresentations and omitting certain material facts in certain regulatory and non-regulatory filings in connection with the purchase of securities.

  OTHER MATTERS:

  On September 26, 2002, the Company received notice from the Nasdaq National Market ("Nasdaq NM"), on which the Company is listed, that our Common Stock had not met the $1.00 continuing listing standard for a period of 30 consecutive trading days. Nasdaq NM permits a 90-day cure period for a company to regain compliance with the bid price standard.

  Prior to the expiration of the 90-day cure period which will occur on December 26, 2002, the Company intends to submit a transfer application to Nasdaq in order to be transferred from a the Nasdaq NM to Nasdaq SmallCap. Nasdaq SmallCap permits a 180-day cure period for a company to regain compliance with the bid price standard, and the Company determined that it was preferable to be quoted on the Nasdaq SmallCap than to be delisted from the Nasdaq NM after the expiration of the 90-day cure period. Nasdaq SmallCap's 180-day cure period for the Company to regain compliance with the bid standard will expire on March 25, 2003 (the failure to comply is measured from the original date of the transfer from Nasdaq NM to Nasdaq SmallCap). The Company's Common Stock must have a closing bid price of $1.00 for ten consecutive trading days in order to regain compliance with the Nasdaq SmallCap listing standard.

  If the Company cannot demonstrate compliance with the Nasdaq SmallCap $1.00 minimum bid price requirement prior to March 25, 2003, the end of the 180-day grace period, the Company may be eligible for an additional 180-day grace period if it can demonstrate compliance with each initial listing requirement for Nasdaq SmallCap except for the minimum bid price. The Company is currently eligible for this 180-day grace period. If the Company does not achieve compliance with the minimum bid price requirement prior to the additional 180-day grace period, Nasdaq may de-list the Company's Common Stock from the Nasdaq SmallCap.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    Butler International, Inc. (the "Company") is a leading provider of TechOutsourcing services, helping customers worldwide increase performance and savings. Focused on quality, technology and learning initiatives, Butler delivers leading edge services to its clients, enabling them to adapt and grow in a cost effective way within our ever-changing world.

    Sales for the current year quarter were $64.1 million, down by 25% from last year's $86.0 million, the majority of the decline coming from the Company's Telecom industry clients. The net loss for the quarter was $2.7 million, or $0.28 per share compared with a loss of $0.9 million, or $0.11 per share in the prior year quarter.

    It should be noted that in accordance with current accounting regulations, the 2002 period excluded any charges related to goodwill amortization. That expense in the third quarter of 2001 was $0.3 million, net of tax. Therefore, on a pro forma basis, the current quarter net loss of $2.7 million, or $0.28 per share, would compare with a net loss of $0.7 million or $.08 per share for the same period in 2001.

    On August 29, 2002, the Company announced a $5 million cost reduction plan, the purpose of which was to advance the Company's return to profitability. As a result of that action, the Company recorded a restructuring charge of $2.9 million in the current year quarter. The prior year quarter also included a charge in the amount of $1.6 million.

    Exclusive of all charges in both periods, the net loss for the 2002 quarter was $0.9 million or $0.10 per share, compared with $0.4 million or $0.05 per share reported in the prior year.

    All lines of business reported increased operating profits over that of the 2001 quarter, with the lone exception of Telecommunications Services. These favorable results reflect the impact and success of management's cost reduction initiatives, which resulted in a 27% decrease in selling, general and administrative expenses. Of particular note, the profitability of project oriented work in the Technical Group increased by 55% over last year's quarter to $1.7 million. The Telecommunications Services operation remained profitable in the quarter, however its profits declined by 66% to $.9 million from last year's $2.6 million, more than offsetting the other segments' gains. In response to the slowdown in the technology sector, the Company has begun to reallocate resources to other areas of its business including aerospace, defense and manufacturing.

    The Company's Telecommunication industry customers were the principal drivers of the revenue decline. While ordering activity in that sector did show signs of recovery during the third quarter with a number of opportunities awarded to Butler, they were subsequently placed on hold or otherwise delayed. The Technical Group's project oriented work increased by 23% to $12.8 million in the current year quarter.

    On a year-to-date basis, sales for the 2002 period were $203.9 million, down by 29% from last year's $285.5 million, also principally due to the Telecommunications sector. The current year net loss, $17.5 million, or $1.79 per share, compared with a loss of $7.5 million or $.82 per share in 2001. The 2002 loss includes a non-cash impairment charge of $12.3 million, net of tax, related to the carrying value of goodwill in the Company's Technology Solutions business segment. On a pro forma basis, excluding goodwill amortization, the 2001 year-to-date loss was $6.4 million or $0.70 per share. On a year-to-date basis, the Company has recorded restructuring charges of $3.9 million, compared with $6.0 million in the 2001 period.

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

    Pursuant to SFAS No. 142, the Company performed the transition goodwill impairment test. The Company determined the implied fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. This evaluation indicated that goodwill recorded in the Technology Solutions segment was impaired as of January 1, 2002. The primary factor resulting in the impairment charge was the continuing difficult economic environment in the information technology sector. Accordingly, the Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. No impairment charge was appropriate under the previous goodwill impairment standard, which was based on undiscounted cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of funds are generated from operations and borrowings under its credit facility with General Electric Capital Corporation ("GECC"). Cash provided by operating activities was $8.3 million for the nine-month period ended September 30, 2002, decrease of $3.4 million over the same period in 2001.

    On September 28, 2001, the Company closed on the Second Amended and Restated Credit Agreement with General Electric Capital Corporation ("GECC"). This three year, $85 million credit facility provides the Company with increased borrowing capacity, which will be used for accommodating future growth. The agreement provides a revolving credit facility for loans up to $47 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million. The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. The current interest rate for Term Loan A is the 30-day Commercial Paper Rate plus three hundred fifty basis points. With respect to Term Loan B, the current interest rate in effect as of September 30, 2002 was the Prime Rate plus four hundred fifteen basis points. Term Loan B interest rate will be increased by 15 basis points per month for each month that any balance is outstanding up to 14%, thereafter increasing 15 basis points quarterly. Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B. In connection with the refinancing, the Company will grant warrants to GECC, the aggregate value of which cannot exceed $400,000. The Company is in compliance with required affirmative and financial covenants, as amended.

    As of September 30, 2002, $61.0 million was outstanding under the GECC credit facility, with an additional $2.1 million used to collateralize letters of credit compared to $70.3 million outstanding under the GECC credit facility with additional $3 million for letters of credit as December 31, 2001. Proceeds from the credit facility are used to finance internal business growth, working capital and capital expenditures. The credit facility excludes the U.K. operation, which has its own £1.5 million facility. As of September 30, 2002, £425,645 was outstanding under the U.K. facility.

   During the second quarter of 2002, the Company did not meet the fixed charge coverage ratio covenant on its then existing seven-year mortgage for its corporate office facility. The Company did receive a waiver from the mortgage holder, however, in exchange for the waiver, the bank accelerated the maturity date from November 1, 2004 to September 30, 2002.In accordance with that agreement, that mortgage was repaid on September 30, 2002.

    As part of its restructuring plan, the Company closed on a new mortgage for its corporate office facility on September 30, 2002. The new 10 year, $7.0 million, mortgage replaced an existing $5.2 million obligation. The new agreement's interest rate is fixed at 6.85% compared to an effective 8.1% rate on the prior mortgage. In conjunction with the repayment its existing mortgage, the Company terminated its interest rate swap agreement at a cost of $457,000. The interest rate swap agreement was designed as a cash flow hedge and the termination cost was included in the restructuring reserve.

    The Company believes that its operating cash flow will provide sufficient liquidity for at least the next twelve months.  However, should operating losses continue, additional financing would be required.  To provide such resources, the Company is considering raising funds through a private placement offering of certain of its securities to increase its working capital.

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

    The Company has a credit agreement with GECC which, provides a revolving credit facility for loans up to $47 million, including $9.0 million for letters of credit, Term Loan A for $20 million and Term Loan B for $18 million. The interest rates in effect at September 30, 2002 were 4.71%, 5.21% and 8.90% on the revolver, Term Loan A and Term Loan B, respectively. During the first nine months of 2002, the average interest rate on the revolving credit facility was 4.75% and the average interest rates on the other GECC loans was 6.78%. Interest reductions are available based upon the Company achieving certain financial results after the repayment of Term Loan B.

    From time-to-time the Company has used derivative instruments to limit its exposure to fluctuating interest rates. It is not the Company's policy to use these transactions for speculation purposes. The Company has taken advantage of cash flow hedging activities through the use of interest rate swaps.

    In 1997, the Company entered into interest rate swap arrangement with its mortgage holder. On September 30, 2002, the Company terminated this agreement in conjunction with the repayment of its existing mortgage.

    The Company's international operations are directed from offices in the United Kingdom and Hyderabad, India. International operations accounted for approximately 5.8% of the Company's sales for the nine months ended September 30, 2002, principally from the United Kingdom. In the nine months of 2002, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

Item 4. CONTROLS AND PROCEDURES

    The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures within 90 days prior to the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure requirements under the Security Exchange Acct of 1934. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    On January 29, 2002, Dorset Management Corporation, on behalf of itself, Knott Partners, L.P. and David M. Knott (the "Knott Group") proposed a nominee to the Board of Directors and announced its intention to conduct a proxy contest in connection with the election of directors. On March 18, 2002 the Company's special Maryland counsel notified the Knott Group, that its nominee would not be placed on the proxy ballot due to, among other things, the Knott Group's failure to comply with certain disclosure requirements in connection with such nomination. On August 28, 2002, Knott Partners, L.P., of which David M. Knott is a general partner, and Old Oak Partners, LLC filed a lawsuit against the Company and certain of its directors alleging, among other things, breach of fiduciary duty. The Company considers the lawsuit baseless.

    The Company intends to initiate litigation against David M. Knott and certain other unnamed individuals and entities for, among other things, wrongfully acting in concert in connection with the purchase of securities and in making certain misrepresentations and omitting certain material facts in certain regulatory and non-regulatory filings in connection with the purchase of securities.

Item 2. CHANGES IN SECURITIES

        None

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

Item 5. OTHER INFORMATION

        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit Index is included after certifications.  New exhibits, listed as follows, are attached:

  Exhibits:

  10.36(b)        Second Amendment and Waiver, dated November 14, 2002, between Butler Service Group, Inc. and General Electric
                        Corporation.

  10.58            Mortgage and Security Agreement dated September 30, 2002, Butler of New Jersey Realty Corp. and GMAC Commercial
                       Corp.

  10.58(a)       Promissory Note dated September 30, 2002, Butler of New Jersey Realty Corp. and GMAC Commercial
                       Corp.

  99                 Certifications Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of
                       the Sarbanes-Oxley Act of 2002 filed herewith as Exhibit 99.

  Reports on Form 8-K.

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2002	BUTLER INTERNATIONAL, INC.
(Registrant)

By: /s/ Edward M. Kopko
Edward M. Kopko
Chairman of the Board of Directors
and Chief Executive Officer

By: /s/ Michael C. Hellriegel
Michael C. Hellriegel
Senior Vice President
and Chief Financial Officer

BUTLER INTERNATIONAL, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Edward M. Kopko, certify that:

  I have reviewed this quarterly report on Form 10-Q of Butler International, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Edward M. Kopko
Edward M. Kopko
Chairman of the Board of Directors
and Chief Executive Officer

CERTIFICATION

I, Michael C. Hellriegel , certify that:

  I have reviewed this quarterly report on Form 10-Q of Butler International, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Michael C. Hellriegel
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

10.36

Second Amended and Restated Credit Agreement dated September 28, 2001, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.37 to the 2001 10-K, and hereby incorporated by reference.

10.36(a)

First Amendment Agreement, dated as of February 27, 2002, between Butler Service Group, Inc. and General Electric Corporation, filed as Exhibit 10.37(a) to the 2001 10-K, and hereby incorporated by reference.

10.36(b)	Second Amendment and Waiver, dated November 14, 2002, between Butler Service Group, Inc. and General Electric Corporation, filed herewith as Exhibit 10.36(b).

10.37*

Form of Promissory Note dated January 28, 1998 in the original amount of $168,278.74 executed by Hugh G. McBreen and made payable to the order of Butler International, Inc., filed as Exhibit 10.40 to the 1999 10-K, and hereby incorporated by reference.

10.38*	Form Pledge Agreement dated January 28, 1998 between Butler International, Inc. and Hugh G. McBreen, filed as Exhibit 10.41 to the 1999 10-K, and hereby incorporated by reference.

10.39*

Form of Promissory Note dated October 13, 1998 in the original amount of $181,000 executed by Frederick H. Kopko, Jr. and made payable to Butler International, Inc. filed as Exhibit 10.48 to the 1999 10-K, and hereby incorporated by reference.

10.40*	Form Pledge Agreement dated October 13, 1998 between Butler International, Inc. and Frederick H. Kopko, Jr., filed as Exhibit 10.49 to the 1998 10-K, and hereby incorporated by reference.

10.41*

Form of Promissory Note dated March 2, 1999 in the original amount of $890,625 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.50 to the 1999 10-K, and hereby incorporated by reference.

10.42*	Form Pledge Agreement dated March 2, 1999 between Butler International, Inc. and Edward M. Kopko, filed as Exhibit 10.51 to the 1999 10-K, and hereby incorporated by reference.

10.43*

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

10.45*	Form Pledge Agreement dated September 12, 2000 between Butler International, Inc. and Edward M. Kopko, filed as Exhibit 10.49 to the 2000 Form 10-K, and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)
Exhibit No.	Description

10.46*

Form of Promissory Note dated September 12, 2000 in the original amount of $36,700 executed by R. Scott Silver-Hill and made payable to Butler International, Inc. filed as Exhibit 10.50 to the 2000 Form 10-K, and hereby incorporated by reference.

10.47*	Form Pledge Agreement dated September 12, 2000 between Butler International, Inc. and R. Scott Silver-Hill, filed as Exhibit 10.51 to the 2000 Form 10-K, and hereby incorporated by reference.

10.48*

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

10.50*	Form Pledge Agreement dated January 2, 2002 between Butler International, Inc. and Jeffrey R. Wescott filed as Exhibit 10.51 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.51*	Form Pledge Agreement dated January 2, 2002 between Butler International, Inc. and Jeffrey R. Wescott filed as Exhibit 10.52 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.52

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

10.54*

Form of Promissory Note dated March 12, 2002 in the original amount of $219,750 executed by Frederick H. Kopko, Jr. and made payable to Butler International, Inc. filed as Exhibit 10.55 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.55*	Form Pledge Agreement dated March 12, 2002 between Butler International, Inc. and Frederick H. Kopko, Jr. filed as Exhibit 10.56 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.56*

Form of Promissory Note dated March 12, 2002 in the original amount of $186,180 executed by Hugh G. McBreen and made payable to Butler International, Inc. filed as Exhibit 10.57 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.57*	Form Pledge Agreement dated March 12, 2002 between Butler International, Inc. and Hugh G. McBreen filed as Exhibit 10.58 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.58	Mortgage and Security Agreement dated September 30, 2002, between Butler of New Jersey Realty Corp. and GMAC Commercial Mortgage Corp., filed herewith as Exhibit 10.58.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)
Exhibit No.	Description

10.58(a)	Promissory Note dated September 30, 2002, between Butler of New Jersey Realty Corp. and GMAC Commercial Mortgage Corp., filed herewith as Exhibit 10.58(a).

99	Certifications Pursuant to Section 1350, Chapter 63 of Title 18, United States Code , as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith as Exhibit 99.

* Denotes compensatory plan, compensation arrangement, or management contract.