Form 10-K
period 2002-12-31
BUTLER INTERNATIONAL INC /MD/
filed 2003-04-01
CIK 786765

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $5,120,000.  Such aggregate market value has been computed by reference to the $0.58 per share closing sale price of such stock as of March 10, 2003.  The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed.  The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.  As of March 12, 2003, 10,168,391 shares of the registrant's single class of common stock, par value $0.001 per share, were outstanding and 15,473 shares were in treasury.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than April 30, 2003.  Portions of the proxy statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

Item 1.  Business

Overview

    Butler International, Inc. (the "Company" or "Butler") provides outsourcing, project management and technical staff augmentation services in technical, information technology, and telecommunications disciplines including: engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software quality assurance testing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation. The Company also provides fleet maintenance and repair services to major ground fleet-holders nationwide. The combined vertical industry segments of aerospace/aircraft, satellite and defense are Butler's largest and fastest growing segments.

    Companies primarily utilize Butler's services to help them execute projects quickly and more affordably.  Services are provided to clients on a contractual basis.  Many of the Company's major clients are blue chip companies, or their various divisions and subsidiaries.  In delivering world-class quality services that are aligned with the clients' specific business needs, the Company has established long-term, loyal relationships with many of its clients such as:  Sikorsky, Boeing, Caterpillar, Verizon, BellSouth, Citigroup, Merrill Lynch, Los Alamos National Laboratory, SBC, United Defense, Nortel Networks, and AT&T to name a few.

    The Company delivers its services directly to end-user customers as well as through equipment manufacturers such as Nortel Networks, and partners such as Parametric Technologies Corporation (PTC), ICT Group and WorldCom.  As of March 9, 2003, the Company had approximately 3,000 employees, of which approximately 2,700 billable employees provide services generally at client facilities, from a network of 31 offices in the United States and abroad.  Through international operations, the Company currently provides similar services from offices in the United Kingdom and India.

    In 2002, the Company had net sales of $263 million from domestic and foreign operations. Demand for the Company's services has continued the decline that began in 2000 after several years of rapid growth.  The most significant decline occurred in our Telecommunication Services division with declines also occurring in our Information Technology Services division.  The decline in revenues and significant operating losses have resulted in restructuring charges for each of the two years in the period ended December 31, 2002.

    Butler was incorporated in 1985.  The Company's executive offices are located at 110 Summit Avenue, Montvale, NJ 07645, and its telephone number is (201) 573-8000.  The Company maintains a website at www.butler.com.

Description of Services

    In order to keep their internal resources focused on initiatives that drive their core business, clients utilize the Company's services for seamless access to new technology expertise, as well as a means to resume or initiate projects without incurring new fixed costs.  Clients utilize (i) outsourcing, (ii) project management or (iii) technical staff augmentation services as follows:

Outsourcing services involve instances where the Company manages an entire on-going operation on behalf of a client, thereby reducing the client's cost and the burden of maintaining that operation.  Examples of outsourcing include quality assurance and testing of software, network operations, engineering design utilizing CAD software, and fleet maintenance.  Outsourcing provides clients with an efficient access to needed expertise. The Company typically provides outsourcing services at facilities established by the Company for such purposes.

Project management services, or solutions, involve projects wherein the Company assumes responsibility for specifically defined projects, such as telecommunications network systems implementation, enterprise network design and implementation, or engineering design utilizing CAD software. Depending upon the nature of the assignment, the type of equipment required, and the particular needs of the client, project management services, or solutions, may be provided either on-site at the client's facilities or at a Company-owned facility designed for the client's specific purpose. The Company frequently obtains the necessary equipment for a project (if not available from the client) on a lease basis.

Technical staff augmentation services are provided to supplement a client's existing work force with technical professionals who possess engineering design, mechanical, telecommunications, or information technology skills tailored to the particular needs of the client's business.  Staff can be added or removed as needed, helping the client avoid extra costs associated with recruiting and hiring new employees with specialized skills.

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

Description of Technical, Telecommunications and Information Technology Disciplines

    Butler International, Inc. provides outsourcing, project management and staff augmentation services in disciplines in which it has developed expertise:  (i) Technical Services (ii) Information Technology Services, (iii) Telecommunications Services and (iv) Fleet Services. Additional segment information is included in Note 1 of the Company's 2002 audited financial statements.

    Technical Services involve skilled technical and engineering personnel providing services to companies worldwide competing in a wide range of industries including aircraft/aerospace, defense, heavy equipment/machinery, research, energy, electronics, and pharmaceutical.  As an example, the Company's aerospace and defense clients utilize technical services to design and manufacture components for weapons, military and commercial aircraft.  Technical services also encompasses engineering support services including strategic consulting, project management, drafting and design, and total outsourcing, while specializing in establishing, managing, and staffing dedicated engineering support centers carrying out both long-term and short-term projects. Utilizing leading edge software design platforms such as Pro/ENGINEER, CATIA, Unigraphics, and AutoCAD, the Company's employees provide both staff augmentation and project engineering support in a number of different areas including design engineering, stress analysis/simulation, NC Programming, design, drafting, checking, and technical writing/illustration.

    Information Technology Services help companies implement business solutions that harness the power of technology to optimize business performance.  The Company delivers Quality Assurance services that involve the testing of client software applications in order to assess functionality and performance.  Any company that utilizes software is a potential client for these services, which help prevent software defects from causing costly business interruptions. The Company also provides clients with application development and implementation support necessary to launch new, or enhance existing software applications critical to internal and external business operations.  Additionally, the Company provides enterprise network services, which help organizations design and implement internal networks capable of addressing the demands stemming from e-business activity and inherent security risks.  Clients also utilize the Company's information technology staffing services to augment their internal IT staff.  The Company provides these services to a variety of industries including financial services, telecommunications, and consumer products.  The Company's employees are specialists in a wide variety of applications, operating systems and platforms, offering a broad range of information technology expertise.

    Telecommunications Services help telecommunications equipment manufacturers and service providers upgrade wireless and wire line network infrastructure in order to manage the convergence of voice and data traffic, offer more reliable high-speed data and wireless services, reduce operating costs, and increase profitability. These services are typically but not always performed in the central office, which is the nerve center of the public network.  Services include integration of optical, wireless and broadband network systems, which is also referred to as engineering, installation and test (EF&I).  Special projects, outside plant engineering, and drafting are additional areas of expertise. Employees are skilled in working with a wide range of network equipment.  The Company operates a technical training facility in its Irving, Texas location devoted to broadening employee technical competencies and verification of employee capabilities.

    Fleet Services involves customized fleet operations for major ground fleet-holders nationwide ranging from vehicle maintenance and repair to total fleet management solutions including special projects such as installation of satellite tracking devices.  Preventive maintenance, mobile maintenance repair and service, scheduling service and inspections, computerized fleet tracking systems (including inventory control), training, fluid level checks and total fleet management are also areas of expertise.  Most of these services are provided by A.S.E. (Automotive Service Excellence) certified technicians.  Industries served through this division include telecommunications, utilities, municipalities, courier, and trucking.  The Company's Technicians on Demand service offers highly qualified technicians to all types of businesses nationwide, regardless of project scope or length.

International Operations

    The Company's international operations ("International Operations") are directed from offices in the United Kingdom and India.  The Company provides staff augmentation, information technology solutions, and computer aided design (CAD) services through its United Kingdom operation.

    The Company has developed a more formalized international solution through its Hyderabad, India office-established to assist clients in meeting their time, value and quality objectives.  Offering engineering design services, application development, and software quality assurance services, the Company's employees work on-site at the Hyderabad facility to support client projects.

    Currently, approximately 10% of the Company's personnel are employed in its International Operations.  International Operations accounted for approximately 6.4% of the Company's net sales in 2002, principally from the United Kingdom.

Current Markets and Marketing Strategy

    Butler International's core services - Outsourcing and Project Management - are critical to companies looking for a less expensive and more flexible way to resume projects. After downsizing, companies may utilize outsourcing and project management services more fully, in order to maintain reduced cost structures while meeting increased business demand. Outsourcing and project management services will allow companies to resume or initiate projects without incurring costs associated with recruiting, hiring, training and retaining new additions to staff.

    Butler International is well positioned in industries with potential for growth, with customers who will likely generate greater demand for its services as they strive to increase their agility in their markets.  Butler International has fine-tuned its services and is targeting the aerospace, defense, and financial services industries.  Butler is established as a top supplier with many leading companies in each of these industries.  In fact, Butler is well known as a quality supplier to aerospace and defense companies, having originally started out in the 1940's serving the needs of the aviation industry.

    The nation's political and economic landscape supports the growth of Butler's key industries.  Aerospace and defense is Butler's largest and fastest growing segment.  Increased defense spending is likely to have a positive impact on aerospace and defense industries as demand for military weapons, aircraft and satellites increases.  Butler has been serving these industries for decades and many leading companies in these industries, such as Boeing, Sikorsky and United Defense, are currently using Butler's engineering design services in support of projects such as, the Wideband Gapfiller Satellite, the BLACK HAWK helicopter, and the Bradley Fighting Vehicle. Butler is also participating in increased activity related to the Joint Strike Fighter (JSF) program, and the Global Hawk remote piloted vehicle.  In 2002, the Company expanded its engineering design service line by adding two new design facilities, one in Los Angeles and one in Griffin (Atlanta) to support growing customer demand in these markets and added engineers and project managers to its staff.

    Companies across all industries, especially financial services, will rely more on applications and software testing to protect their critical business data. Butler has been providing services that have been enabling financial services clients to develop commercial mortgage backed securities websites, online banking applications, equipment leasing applications and insurance claims management.

    The Company seeks to develop and maintain strong interactive customer relationships by anticipating and focusing on its customers' needs.  The Company emphasizes a relationship-oriented approach to business, rather than the transaction or assignment-oriented approach that the Company believes is used by many of its competitors.  The industry-centric strategy has allowed Butler to further expand its relationships with clients in Butler's targeted sectors.

    To develop close customer relationships, the Company's managers regularly meet with clients to help design solutions for, and identify the resources needed to execute their strategies.  The Company's managers also maintain close communications with their customers during each project and on an ongoing basis after its completion.  The Company believes that this relationship-oriented approach results in greater customer satisfaction and reduced business development expense.  Additionally, the Company believes that by partnering with its customers in designing business solutions, it generates new opportunities to cross-sell additional services that the Company has to offer.  The Company focuses on providing customers with qualified individuals or teams of experts compatible with the business needs of our customers and makes a concerted effort to follow the progress of such relationships to ensure their continued success.

    Despite severe weakness in the telecommunications industry, Butler has maintained a position as a top supplier among the majority of its clients who have been trending towards working with fewer suppliers.  Maintaining this position in the telecommunications industry is something that will be beneficial for Butler in the long term, when the industry stabilizes and spending to expand wireless and broadband networks resumes.

    In 2002, Butler unified its brand and company, simplifying its business to get closer to its customers.  The change included realigning three proven senior managers to lead client-focused teams in delivering services to Butler customers. In the past Butler has marketed under a number of subsidiaries and divisions such as Butler Aviation, Butler Computer Graphics, and Butler Energy.  Today, Butler markets and operates all services under the Butler International, Inc. brand.

Clients

    The Company provides its services directly to approximately 1,000 client companies.  Sikorsky accounted for approximately 12% of the Company's net sales in 2002.  No other client individually represented more than 10% of net sales in 2002.  No clients individually represented 10% of the Company's net sales in 2001, however, the top 10 customers account for more than 55% of sales and the top 30 customers account for 80% of sales and gross margin.  A substantial amount of the Company's 2002 net sales were derived from U.S. companies, and their various divisions and subsidiaries, included in the "Fortune 500" companies list such as Sikorsky, Caterpillar, Boeing, United Defense, BellSouth, Merrill Lynch, Verizon, Abbott Laboratories, AT&T, Citigroup, and SBC.  Butler derives almost 80% of its revenues from a combination of defense contactors and telecommunication providers.  Butler has successfully established long-term relationships with its clients.

20 Years and Over	10-19 Years	Less than 10 Years
AT&T Boeing BellSouth Caterpillar Los Alamos National Lab AT&T (University of California) SBC Sprint Verizon	Abbott Laboratories Avon J P Morgan Ericsson Nortel Networks Raytheon Sikorsky (United Technologies) United Defense UPS WorldCom	Cisco Citigroup Merrill Lynch Nokia Pearson Education Sony Tellabs Toyota

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

    Client satisfaction with Butler's services measured 90.9 percent in 2002, a 2.5 percent decrease over 2001, but remaining at world-class levels.  68 percent of Butler's clients rated Butler their best-in-class provider in 2002, a more than 5 percent increase over 2001.  As Butler's client companies recover, Butler is well positioned to provide them with services that will help them achieve greater cost efficiency and increased flexibility.

    Butler's services typically involve activities that are essential to clients' everyday operations but not directly associated with their core business.  Since providing services is Butler's core business, the Company continuously streamlines its processes and systems and as a result, is capable of managing resources, costs, productivity, and quality often with greater efficiency than clients are capable of achieving on their own. Rather than facing the challenges of ramping up or scaling back resources in line with fluctuations in market demand, clients choosing to utilize Butler avoid costs associated with maintaining a workforce of underutilized employees.  Butler's effective recruiting and resource management, training to build the technical competencies in greatest demand, and award-winning employee programs to attract and retain top talent combine to help clients increase their agility in the market.  All of these factors contribute to Butler's ability to provide clients with opportunities to achieve greater cost efficiencies.

Employees

    The Company currently has approximately 3,000 employees in the United States and abroad, and believes that its relationship with its employees is positive. Approximately 3% of the Company's employees are covered by collective bargaining agreements.  The Company's services are provided by technical/professional employees who are hired by the Company and assigned to work on a full-time basis for a specific client project.  The duration of the assignment depends on the client project or requirement, and averages approximately five to eight months. Technical/professional employees fall into one of three categories (1) salaried employees, (2) contracted employees, and (3) independents.  Salaried employees continue to work for Butler after an assignment ends, usually starting their next assignment immediately, but sometimes working on internal projects while "on the bench". Contracted and independent employees are terminated if a new assignment is not identified.  However, Butler has many initiatives and programs in place to secure reassignment of technical/professional employees.

    The ability of the Company to find and hire personnel with the capabilities required by customers is critical to its operations.  During periods of high demand for specific skills, it is not uncommon for us to experience pressure to pay higher wage rates or lose employees to competitors who will pay higher rates in an attempt to attract personnel with the required skills.  Similarly, wage rates typically decline in periods of lower demand for such skills. To assist in fulfilling its personnel needs, a computerized retrieval system facilitates the rapid selection of resumes on file so that customers' requirements are filled quickly.

    In providing its staffing services, the Company recruits and hires employees or supplier associate companies.  Customers use the Company's employees or supplier associates employees for expansion programs, to staff special projects and to meet peak period manpower needs.

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

    Management also believes it has been successful in attracting and retaining qualified consultants and contractors by (i) providing stimulating and challenging work assignments, (ii) offering competitive wages, (iii) effectively communicating with its candidates, (iv) providing training to maintain and upgrade skills and (v) aligning the needs of its customers with the appropriately skilled personnel.

    The Company's number one priority is to exceed its customers' expectations by providing superior customer value.  By focusing on employee satisfaction and empowering employees through innovative training initiatives, the Company continuously improves the services it provides to its customers.  Guided by its Corporate Learning Policy, the Company provides personal learning programs with measurable objectives for each staff employee.  The Company currently has a telecommunications installation and test facility in Irving, Texas which is a simulated central office environment providing employees with hands-on training.  The Company also maintains a Quality Assurance application testing facility.

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

    The Company has deployed a variety of innovative programs and systems to guide Butler in becoming the ideal employer among current and prospective employees.   Butler continuously implements improvements to its web site in response to employee expectations expressed in the findings of the Company's satisfaction survey process.  In 2002, the Company reinforced its technical/professional employee email, "Butlerteam," by increasing the volume and improving the quality of employee communications.  Butler also launched a program to provide employees with their payroll information through their Butlerteam email accounts.

Competition

    The market for engineering services includes a large number of competitors, is subject to rapid change and is highly competitive.  As the market demand has shifted, many software companies have adopted tactics to pursue services and consulting offerings making them direct competitors when in the past they may have been alliance partners.  Primary competitors include participants from a variety of market segments, including publicly and privately held firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and staffing companies.  In addition, the Company competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. Further, pricing pressures have arisen from attempts by certain major sole-source customers to develop competitors.  Such competition may impose additional pricing pressures on the Company.

    The Company's industry in the United States is also highly fragmented and characterized by specialized regional and local firms serving specific geographic territories and industries.  The Company is one of only a few international companies with the breadth of personnel and resources to respond quickly to the large scale and rapidly changing technology requirements of major corporate clients worldwide.   Based on this characteristic, management believes the Company is a preferred provider of technical services to major corporations with the ability to serve a broad range of client needs.

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

Item 2.  Properties

    The Company owns its corporate office facility located at 110 Summit Avenue, Montvale, New Jersey, 07645.

    At February 28, 2003, Butler maintained office space at the following locations for predominantly sales, recruiting and administrative functions:

United States:
Albuquerque, NM	Herndon, VA	Park Ridge, IL
Aurora, IL	Huntington Beach, CA	Peoria, IL
Burlington, MA	Irving, TX	Pleasanton, CA
Decatur, IL	Iselin, NJ	Raleigh, NC
El Segundo, CA	Lafayette, IN	Redmond, WA
Encino, CA	Lake St. Louis, MO	Saginaw, MI
Escondido, CA	Lawrenceville, GA	Schaumburg, IL
Fairfax, VA	Milpitas, CA	Shelton, CT
Fort Wayne, IN	Norcross, GA	St. Louis, MO
Gaylord, MI	O'Fallon, MO	Twinsburg, OH
Griffin, GA	Ontario, CA

International:
Redhill, Surrey, England	Hyderabad, India

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

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

(a) Market information:

    The Common Stock is quoted under the symbol"BUTL" and is currently listed on the NASDAQ SmallCap Market ("NASDAQ SmallCap").  The Company's common stock was previously listed on the NASDAQ National Market System ("NASDAQ NM").  However, on September 26, 2002, the Company received notice from the NASDAQ NM, that its Common Stock had not met the $1.00 continuing listing standard for a period of 30 consecutive trading days.  NASDAQ NM permits a 90-day cure period for a company to regain compliance with the bid price standard.

    Prior to the expiration of the 90-day cure period, the Company transferred its common stock listing from the NASDAQ NM to NASDAQ SmallCap.  NASDAQ SmallCap permits a 180-day cure period for a company to regain compliance with the bid price standard, and the Company determined that it was preferable to be quoted on the NASDAQ SmallCap than to be delisted from the NASDAQ NM after the expiration of the 90-day cure period.  NASDAQ SmallCap's 180-day cure period for the Company to regain compliance with the bid standard expired in March 2003 (the failure to comply is measured from the original date of the transfer from NASDAQ NM to NASDAQ SmallCap) but because it was able to demonstrate compliance with each initial listing requirement for NASDAQ SmallCap except for the minimum bid price, the Company received an additional 180-day grace period.  The Company may also be eligible for a further 90-day grace period following the end of the additional 180-day grace period.   If the Company does not achieve compliance with the minimum bid price requirement prior the end of the subsequent 90-day grace period, NASDAQ may de-list the Company's Common Stock from the NASDAQ SmallCap.

    The high and low sales prices for BUTL common stock for the last two years by quarter:

	HIGH	LOW
2001:
First Quarter	$5.75	$3.25
Second Quarter	4.16	2.09
Third Quarter	3.55	1.70
Fourth Quarter	2.94	1.80

2002:
First Quarter	$2.76	$1.80
Second Quarter	2.86	1.78
Third Quarter	2.90	0.32
Fourth Quarter	0.82	0.30

2003:
First Quarter (through March 7, 2003)	$0.69	$0.18

(b) Holders:

    As of March 20, 2003, there were approximately 1,905 holders of record of Common Stock.  Not reflected in the number of record holders are persons who beneficially own shares of Common Stock held in nominee or street name.

(c) Dividends:

    No cash dividends were declared on the Company's Common Stock during the years ended December 31, 2002 and 2001.  The Company has no present intention of paying cash dividends during the year ending December 31, 2003.

(d) Securities authorized for issuance under equity compensation plans:

    The following table sets forth certain information with respect to the Company's equity compensation plans as of December 31, 2002:

    In 1992, the Company adopted an employee stock-based program consisting three integrated plans.  These plans are the 1992 Stock Option Plan, the 1992 Incentive Stock Option Plan and the 1992 Stock Bonus Plan.  In 1992, the Company also adopted the 1992 Stock Option Plan for non-employee directors.  As of December 31, 2002, there were 1,568,833 options outstanding that were issued under these plans.

    In 2002, the stockholders approved the 2002 Stock Incentive Plan.  The Company may grant up to 1,500,000 shares of common stock under this plan.  No shares have been issued under the 2002 plan.

Item 6.  Selected Consolidated Financial Information

(in thousands, except per share data) (unaudited)

Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition

    Butler International, Inc. (the "Company" or "Butler") provides outsourcing, project management and technical staff augmentation services in technical, information technology, and telecommunications disciplines including:  engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software quality assurance testing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation. The Company also provides fleet maintenance and repair services to major ground fleet-holders nationwide. The combined vertical industry segments of aerospace/aircraft, satellite and defense are Butler's largest and fastest growing segments.

    Companies primarily utilize Butler's services to help them execute projects quickly and more affordably.  Services are provided to clients on a contractual basis.  Many of the Company's major clients are blue chip companies, or their various divisions and subsidiaries.  In delivering world-class quality services that are aligned with the clients' specific business needs, the Company has established long-term, loyal relationships with many of its clients such as:  Sikorsky, Boeing, Caterpillar, Verizon, BellSouth, Citigroup, Merrill Lynch, Los Alamos National Laboratory, SBC, United Defense, Nortel Networks, and AT&T to name a few.

    The Company delivers its services directly to end-user customers as well as through equipment manufacturers such as Nortel Networks, and partners such as Parametric Technologies Corporation (PTC), ICT Group and WorldCom.  As of March 9, 2003, the Company had approximately 3,000 employees, of which approximately 2,700 billable employees provide services generally at client facilities, from a network of 31 offices in the United States and abroad.  Through international operations, the Company currently provides similar services from offices in the United Kingdom and India.

    Many of the Company's clients are facing challenging economic times.  This is creating uncertainty in their ability to pursue technology projects, which had previously been considered a competitive imperative.  Many clients have laid off portions of their own permanent staff and greatly reduced the demand for consulting services in attempts to maintain profitability.  This has had a direct impact on Butler's revenues.

    Management believes that most companies have recognized the importance of pursuing leading technologies to competing in today's business climate.  However, the uncertain economic environment has curtailed many companies' motivation for rapid adoption of many technological enhancements.  The process of designing, developing and implementing software solutions has become increasingly complex.   Management believes that many companies today are focused on return on investment analysis in prioritizing the initiatives they undertake.  This has had the effect of delaying or totally negating spending on many emerging new solutions, which management formerly anticipated.

    In the financial review that follows, we discuss our results of operations, financial condition and certain other information.  This discussion should be read in conjunction with our consolidated financial statements and related notes.

RESULTS OF OPERATIONS

Net Sales

    Net sales in 2002 were $263.1 million, a decrease of $99.4 million or 27% compared with 2001.   During 2002, sales decreased in all of the Company's segments with the hardest hit operations being Telecommunication Services and Technology Solutions.  These segments reported decreases of $64.3 million and $20.7 million, respectively.  Net sales for 2002 for the Technical Group decreased by $8.1 million while Fleet Services decreased by $5.8 million.  Management attributes this softness to overall economic conditions as well as hesitancy by customers to launch new capital spending programs.

    Net sales in 2001 were $362.5 million, down 15% from the $427.7 million reported in 2000.   Since approximately 40% of the Company's revenues are derived from companies in the telecommunications industry, revenues were severely impacted by the well-publicized decline in that sector during 2001.  Telecommunication Services and Technology Solutions reported decreases of $24 million and $40 million, respectively.  Net sales for 2001 for the Technical Group increased by $1.2 million and for the Fleet Services decreased by $2.7 million.

Net (Loss)/Income

    The Company recorded a net loss of $22.4 million, or $2.27 per diluted share for the year ended December 31, 2002 as compared to a loss of $10.7 million, or  $1.18 per diluted share for the year ended December 31, 2001 and to earnings of $4.9 million or $0.44 per diluted share for the year ended December 31, 2000.  The current year net loss included a $12.3 million goodwill impairment charge related to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".  It also includes pre-tax restructuring and other charges of $4.6 million, which compares with like charges of $9.3 million in the prior year.  It also included a $3.6 million increase in the Company's reserve for bad debts.

    In accordance with current accounting regulations, the 2002 period excluded any charges related to goodwill amortization.  That expense in 2001 and 2000 was $1.5 million, net of tax, and $1.6 million, net of tax, respectively.  Therefore, on a pro forma basis, excluding both the 2002 impairment charge and the 2001 and 2000 amortization, the current year net loss of $10.1 million, or $1.04 per diluted share, would compare with a net loss of $9.3 million or $1.02 per diluted share for the same period in 2001 and net income of $6.5 million or $0.59 per diluted share for the same period in 2000.

Operating (Loss)/Income

    The Company incurred restructuring and other charges as well as a significant increase in its provision for doubtful accounts and notes specific to Chief Executive Magazine, a related party.   The Company considers these to be unusual items and separate from day-to-day operations.  Additionally, in accordance with SFAS No. 142, the Company ceased to amortize goodwill as of January 1, 2002.  Those expenses in 2001 and 2000 were $1.5 million, net of tax, and $1.6 million, net of tax, respectively.  To enhance comparability, the unaudited pro forma information that follows presents consolidated operating (loss)/income without the events discussed above.  The unaudited pro forma information is not necessarily reflective of the operating results had these events not occurred, nor is it necessarily indicative of future results.  Management believes that pro forma operating results provide additional information useful in analyzing the underlying business results.  However, pro forma operating results should be considered in addition to, not as a substitutes for, as reported operating (loss)/income.

    The Company evaluates segment performance based on revenues and operating profits.  The Company does not allocate income taxes or charges determined to be non-recurring in nature, such as restructuring and impairment charges.   Unallocated amounts of operating profits consist of certain shared general and administrative services, some of which may be considered corporate in nature.

    The pro forma operating results for 2002 reflect a $6.3 million year-on-year decrease in the operating profits generated by the Company's Telecom services business.   The Company's other operating units income grew by $0.8 million, in the aggregate, although there can be no assurance that any of such units' growth will continue in the future.  The Telecom deterioration was caused by the well-publicized industry collapse, which began in mid-2001.  As a consequence, Telecom revenue fell by $64 million or 55%, on a year-on-year basis.  The decreased revenue resulted in a gross margin decline of more than $15 million.  Overhead reductions of about $9.0 million offset approximately two-thirds of the lost margin.  Despite the impact of the business slow-down, the Telecom division maintained profitability in each quarter of 2002.

    In 2002, Technology Solutions and Fleet Services achieved higher operating income than in the prior year.  Operating income of the Technical Group was essentially flat year over year.  In each case, lower revenue was more than offset by cost reductions.  Technical Group's project-oriented sales increased by 21%.  That work grew to $51 million, resulting in an operating profit increase of 28% to nearly $6.5 million.  Unallocated shared services expense was also down sharply, decreasing by approximately $4 million or 16% as compared to the 2001 year, exclusive of the increased bad debt reserve.  On an overall basis, management's restructuring actions helped eliminate more than $15 million in overhead expenses during 2002.

    The pro forma operating loss for 2001 was $0.2 million loss, down from the $16.4 million pro forma operating profit in 2000.  The results for 2001 were representative of the conditions affecting the Company's customers, its peers, as well as the U.S. economy as a whole.   Throughout the year, management sought to dramatically reduce its infrastructure to gain higher operating margins and solidify its existing client relationships while establishing new customer contacts.  The restructuring and other charges reflected these efforts and costs related to severance, the elimination of redundant facilities and equipment expenses spanning the Company's lines of business, as well as excess finance charges incurred mainly due to the losses reported by the former BlueStorm operation.

    Contributing to the 2001 decrease in profits were reduced volume and margins in the Telecom operations and significantly reduced activity in the IT staffing area.  The Technical Group recorded an operating profit of $11.4 million in 2001, compared to $11.9 million in 2000.  The reduction was due a 17% decline in staffing activities, partially offset by a 9% increase in the solutions oriented operating profits.   Despite a decline in revenues, the Fleet Services operating profits increased by nearly 18% due to an improved gross margin as a percent of sales and reduced overhead expenses.  Every line of business, with the exception of Telecom, recorded year-on-year improvements in gross margin percentages in 2001.

Fourth Quarter Results

    For the fourth quarter of 2002, sales were $59.2 million, compared with $77.1 million in the 2001 period, reflecting a 23% decrease.  The net loss for the quarter was $4.9 million or $0.49 per diluted share versus a loss of $3.3 million or $0.35 per diluted share last year.  The results include restructuring and other charges of $0.7 million in the current year quarter compared with $3.3 million in 2001.  The 2002 period also includes a $3.6 million increase in the reserve for bad debts.  The 2001 period included goodwill amortization, which is now excluded under current accounting regulations.  On a pro forma basis, the current quarter loss of $4.9 million or $0.49 per diluted share would compare with a net loss of $2.9 million or $0.32 per diluted share for the same period last year.  Consistent with the full year discussion, the driving force of the reduction in operating profits was the Company's Telecom business unit, which represented the majority of the decline.  The Company, however, did experience a slowdown in late December in its Technical Group, which it attributed to budget issues and plant shutdowns at two major customers.  In early 2003, the work at those customers has returned to normal levels.

    In the fourth quarter of 2001, both the Technical Group and Technology Solutions operations recorded positive earnings compared with the prior year quarter (exclusive of restructuring and other charges).  Fleet Services profits were essentially even with the prior year's quarter, despite an 18% sales decline.  On a sequential quarter basis, the operating profits of the Technical Group, Technology Solutions and Fleet Services division all improved over the previous quarter of 2001 (also after removing the restructuring and other charges taken in the period).  The former BlueStorm business, which is now part of the Telecom group, was profitable in the quarter.

Selling, General and Administrative Expenses

    Selling, general and administrative ("SG&A") expenses decreased to $48.4 million for the year ended December 31, 2002, compared with $66.3 million and $70.1 million for the years ended December 31, 2001 and 2000, respectively.   Cost reduction programs were implemented throughout 2002 and 2001.  The decrease in SG&A expenses in 2002 compared with 2001 principally reflected the impact of headcount reduction ($13.0 million) and a decline in discretionary spending for professional services ($1.1 million), travel ($1.8 million), and equipment and office expenses ($1.7 million).  The decrease in SG&A expenses in 2001 compared with 2000 principally reflected the impact of headcount reduction ($1.2 million) and a decline in discretionary spending for administrative/marketing expenses ($.6 million), travel ($1.1 million), and equipment and office expenses ($0.7 million).

Provision for Doubtful Accounts and Notes

    Included in accounts receivable at December 31, 2002 and 2001 are $5.9 million and $4.0 million, respectively, due from Chief Executive Magazine ("Chief Executive"), a related party (see Note 18).  In addition, at December 31, 2002 and 2001, Chief Executive has note payable to the Company of $1.3 million and $1.8 million, respectively, which is included in the other current assets.  In 2002, due to the lack of improvement in the financial condition of Chief Executive and the continuing decline in the publishing industry as a whole, the Company increased its allowance for doubtful accounts by $3.7 million to cover its estimated losses resulting from Chief Executive's inability to make required payments.  The Company performs ongoing reviews of Chief Executive's profitability and market value as well as that of other publishing organizations.  The Company believes that the need for additional allowance is reflective of the economic downturn in the publishing industry.

Restructuring and other charges

    In April 2001, the Company announced a Company-wide cost reduction plan.  The Company recorded restructuring and other charges totaling $9.3 million during 2001.  These charges were for costs incurred to eliminate excess capacity, reduce both staff and service delivery personnel in all of the Company's business units, the closing of certain unprofitable locations and the termination of unprofitable contracts and activities.  As a result of the restructuring, a total of 389 employees were terminated in 2001.  During 2002, the Company recorded additional charge of $4.9 million principally related to the termination of an additional 166 employees, office closures, the termination of an unprofitable contract and the elimination of unnecessary equipment.   Also, the Company finalized certain previously recorded restructuring accruals resulting in a credit to income of $0.3 million primarily due to favorable settlements of facility lease commitments.

Interest Expense

    For the year ended December 31, 2002, interest expense was $5.3 million, compared with $5.5 million and $6.7 million for the years ended December 31, 2001 and December 31, 2000, respectively.  The reduced interest expense in 2002 and 2001 was primarily due to lower rates and borrowings resulting from a reduction in outstanding accounts receivable.

Income Taxes

    For the years ended December 31, 2002 and 2001, income taxes represent both current and deferred benefits arising from the year's U.S. net operating losses. Of the $6.5 million income tax benefit for 2002, approximately $3.2 million is from refundable prior years' federal taxes and about $1.6 million is related to future federal and state loss and tax credit carryover.  Of the $6.8 million income tax benefit for 2001, approximately $4.9 million is from refundable prior years' federal and state taxes and about $0.5 million is related to future state loss carryovers.  For the year ended December 31, 2000, income tax expense was $2.3 million representing current and deferred expenses arising from the year's U.S. net operating income.  The Company also continues to benefit from its UK loss carryovers.  The Company's effective tax rates in 2002, 2001 and 2000 were 33.6% (on (loss)/income before cumulative effect of accounting change), 38.9% and 32.2% respectively.

Accounting Changes

Change in Accounting for Goodwill and Certain Other Intangibles

    Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 requires that goodwill and other indefinite lived intangible assets not be amortized, but be tested for impairment at least annually at the reporting unit level.  An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.   Accordingly, the Company ceased amortization of all goodwill.

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

Change in Accounting for Derivative Instruments

    As of January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," subsequently amended by SFAS No. 138.  SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.  Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.  The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.  As a result of adopting SFAS No. 133 as amended, and in accordance with the transition provisions, the Company recorded unrealized loss of approximately $64,000 (net of tax benefit of approximately $41,000) to accumulated other comprehensive income.

Other Accounting Pronouncements

    Effective December 31, 2002, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in the financial statements about the effects of stock-based compensation.  The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation in the foreseeable future, however, the Company has complied with the new disclosure requirements.

    Effective January 1, 2002, the Company also adopted SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121.  SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.  The adoption of SFAS 144 did not have a material impact on the Company's consolidated results of operations and financial position.

    In November 2002, FASB issued FASB Interpretation  No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees.  It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The resulting disclosure provisions are effective for year-end 2002 and such disclosures are provided in note 7.  Recognition and measurement provisions become effective for guarantees issued or modified after December 31, 2002.  Management believes the adoption of the recognition/measurement provisions will not have a material impact on consolidated results of operations and financial position.

Subsequent Events

    In March 2003, the Company announced that it had begun negotiations for the possible sale of certain of its international operations.  Operating results of its international business are included in the Technical Group segment (see Note 1 to the consolidated financial statements).

    The Company and General Electric Capital Corporation ("GECC") on March 28, 2003, entered into a third amendment and waiver of its credit facility dated September 28, 2001 (the "GE Third Amendment"), whereby, among other things, certain scheduled amortization payments were waived and certain covenants were modified.   Additionally, the GE Third Amendment provides that certain compensation payments to senior executive officers may only be paid in the form of non-cash consideration.  However, if the Company fails to pay compensation as and in the manner required by the Employment Agreement effective January 1, 1991, as amended, with Edward M. Kopko, Chairman of the Board of Directors and Chief Executive Officer of the Company, the Company will be in breach of its obligations under the Employment Agreement.  In such event, Mr. Kopko would be entitled to terminate his employment agreement and receive, among other things, termination payments equal to three times his highest annual compensation, benefits and bonus.   1980: Mr. Kopko has not at this time made any claim in connection with his Employment Agreement.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of funds are generated from operations and borrowings under its credit facility with GECC (see "Financing Activities").  The Company has a revolving credit facility and two term loans with GECC.   Availability under the revolving credit facility is based upon the amount of eligible receivables.  As of December 31, 2002, $20.0 million was outstanding under the revolving credit facility, and an additional $3.4 million was used to collateralize letters of credit.  As of December 31, 2001, $32.3 million was outstanding under the revolving credit facility, and an additional $3.0 million was used to collateralize letters of credit.   Proceeds from the revolving credit facility combined with operating cash flow are used by the Company to finance its internal business growth, working capital, capital expenditures and term loan amortization.  The December 31, 2002 and 2001 balances outstanding under GECC Term Loan A were $17 million and $20 million, respectively and under Term Loan B were $20 million for each year.  The GECC credit facility excludes the U.K. operation, which has its own £1.5 million ($2.4 million) facility.  As of December 31, 2002, there was £0.7 million ($1.2 million).  There was no outstanding amount at December 31, 2001.

    Management believes that the combination of cash flows from operations, tax refunds, anticipated asset sales and availability under the Credit Facility will be sufficient to meet the Company's foreseeable cash requirements.  It should be noted however that a continuation of losses of the magnitude experienced in 2002 would require the Company to seek alternative or additional financing sources.  Management believes that there will be an improvement in operating cash flow in fiscal 2003.

Operating Activities

    In 2002 cash provided by operation was $13.3 million as compared to $11.5 million in 2001 and $1.4 million in 2000.  The improvement resulted primarily from lower accounts receivable balances in both 2002 and 2001 due to lower sales volume.  Additionally, in 2002 average days sales outstanding improved slightly to 57.8 days as compared to 58.9 days and 58.8 days in 2001 and 2000, respectively.

Investing Activities

    The Company reduced capital expenditures to $1.1 million in 2002 to preserve liquidity, compared to $3.0 million in 2001 and $7.4 million in 2000.  The Company now uses operating leases for most computer and other office equipment.

Financing Activities

    As part of its restructuring plan, the Company closed on a new mortgage for its corporate office facility on September 30, 2002.  During the second quarter of 2002, the Company did not meet the fixed charge coverage ratio covenant on its then existing seven-year mortgage for its corporate office facility.  The Company did receive a waiver from the mortgage holder, however, in exchange for the waiver, the bank accelerated the maturity date from November 1, 2004 to September 30, 2002.  In accordance with that agreement, that mortgage was repaid on September 30, 2002 and replaced with a new 10 year, $7.0 million, mortgage.  The new agreement's interest rate is fixed at 6.85% compared to an effective 8.1% rate on the prior mortgage. The Company used the net proceeds to finance its operations.  In conjunction with the repayment its existing mortgage, the Company terminated its interest rate swap agreement.  The Company paid $457,000 as a termination fee to the bank, which represented the market value of the swap arrangement at September 30, 2002.  In accordance with SFAS No. 133, the Company reclassified the loss on the swap arrangement from accumulated other comprehensive income to earnings and was included in restructuring and other charges in 2002.

    On September 28, 2001, the Company closed on the Second Amended and Restated Credit Agreement with GECC.  This new three year, $85 million credit facility provides the Company with increased borrowing capacity, which will be used for accommodating future growth.  The agreement provides a revolving credit facility for loans up to $47.0 million, including $9.0 million for letters, Term Loan A for $20 million, and Term Loan B for $18 million.  The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47.0 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables.   The current interest rate with respect revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points.  The current interest rate for Term Loan A is the 30-day Commercial Paper Rate plus three hundred fifty basis points.  With respect to Term Loan B, the interest rate in effect as of December 31, 2002 was the Prime Rate plus four hundred sixty basis points.  The Term Loan B interest rate will be increased by 15 basis points per month for each month that any balance is outstanding up to 14%, thereafter increasing 15 basis points quarterly.  Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B.  In connection with the refinancing in 2001, the Company will grant warrants to GECC, the aggregate value of which cannot exceed $400,000.

    The following table summarizes the Company's contractual obligations at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

    The following table summarizes the Company's commercial commitments at December 31, 2002 and the effect of such commitments are expected to have on its liquidity and cash flow in future periods (in thousands):

    The Company's revolving credit facility is scheduled to expire in September 2004.   The Company plans to renew or extend this facility prior to its scheduled expiration.  The Company has standby letters of credit in the amount of $2.4 million as collateral against its insurance program.  These letters of credit are renewed annually.  The Company also has a $1.0 million letter of credit associated with its mortgage note.

ACQUISITIONS

    During 2001 and 2000, the Company paid approximately $6,000 and $541,000, respectively, for contingent earn-out payments and settlements in conjunction with acquisition made during 1998 and 1997.

RISK MANAGEMENT

    From time-to-time the Company will use derivative instruments to limit its exposure to fluctuating interest rates.  It is not the Company's policy to use these transactions for speculation purposes.   At December 31, 2002, the Company had no derivative instruments.

CRITICAL ACCOUNTING POLICIES

    The Security and Exchange Commission ("SEC") has defined a critical accounting policy as a policy for which there is a choice among alternatives available under United States generally accepted accounting principles ("U.S. GAAP"), and for which choosing a legitimate alternative would yield materially different results.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.   Actual results could differ from those estimates.  Outlined below are accounting policies the Company believes are key to a full understanding of its operations and financial results.  Additional information regarding significant accounting policies can be found in Note 2 to the Company's consolidated financial statements.

Revenue Recognition

    The Company's revenue recognition policies comply with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement."Approximately 85% of revenue is generated from time and material contracts where there is a signed agreement or approved purchase order in place that specifies the fixed hourly rate and other specific costs to be billed based on direct labor hours incurred.  Revenue is recognized on these contracts based on direct labor hours incurred.

    Our fixed price contracts are primarily contracts to provide services related to installation and testing of equipment and for services performed by our engineers.   These contracts fall within the scope of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."  Accordingly, revenues from fixed-priced contracts are recognized on the percentage-of-completion method, measured by the percentage of services (direct labor hours) incurred to date to estimated total services (direct labor hours) for each contract.  This method is used as expended direct labor hours are considered to be the best available measure of progress on these contracts.  Losses on fixed prices contracts are recognized during the period in which the loss first becomes apparent based upon estimating the cost to complete as determined by experience.

    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company reviews a customer's credit history before extending credit.  The Company establishes an allowance for doubtful accounts and notes based upon factors surrounding the credit risk of specific customers, historical trends and other information.  The Company has demonstrated the ability to make reasonable and reliable estimates, however, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances maybe required.

Goodwill

    Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies and had been amortized through December 31, 2001 on a straight-line basis over the expected period to be benefited but not more than 40 years.  Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and as a result, goodwill is no longer being amortized but tested for impairment.  Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.   An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.  Accordingly, the Company ceased amortization of all goodwill.  The Company performed the transitional goodwill impairment test.   The Company determined the implied fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts.   This evaluation indicated that goodwill recorded in the Technology Solutions segment was impaired as of January 1, 2002.  The primary factor resulting in the impairment charge was the continuing difficult economic environment in the information technology sector.  Accordingly, the Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.  On June 30, 2002, the management updated its impairments test and determined that there was no impairment.  In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit.  If these estimates or related projections change in the future, there may be a need to record additional impairment charges for goodwill.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations."  This Statement establishes accounting standards for the recognition and measurement of an asset retirement obligation and associated asset retirement cost.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted.  The Company plans to adopt SFAS No. 143 effective January 1, 2003 and expects that it will not have a material impact on its consolidated results of operations and financial position.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."   Statement 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses.  SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary.   SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions should be accounted for in the same manner as sale-leaseback transactions.  The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, and all other provisions of this Statement are effective for financial statements issued on or after May 15, 2002, with early application encouraged.  The Company plans to adopt SFAS No. 145 effective January 1, 2003.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  This Statement also establishes that fair value is the objective for initial measurement of the liability.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.  The Company plans to adopt SFAS No. 146 effective January 1, 2003 and expects that it will not have a material impact on its consolidated results of operations and financial position.

SAFE HARBOR STATEMENT

    Information contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition, other than historical information, may be considered forward-looking in nature. As such, it is based upon certain assumptions and is subject to various risks and uncertainties, which may not be controllable by the Company.  To the extent that these assumptions prove to be incorrect, or should any of these risks or uncertainties materialize, the actual results may vary materially from those that were anticipated.

    Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions associated with the provision of engineering services and solutions and placement of temporary staffing personnel, particularly in the telecommunication services and information technology divisions; (ii) possible additional gross margin pressure; (iii) possible slowdown in accounts receivable collections; (iv) possible loss of key employees; (v) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (vi) possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect of a decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets which it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations including legal requirements associated with the definition of independent contractors; (xv) predictions as to the future need for the Company's services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, and (xviii) other economic, competitive and governmental factors affecting the Company's operations, markets and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

    The Company uses financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes.   The Company is exposed to market risk primarily from changes in interest rates, and to a lesser extent, changes in foreign currency rates.  In managing exposure to these fluctuations, the Company may engage in various hedging transactions that have been authorized according to documented policies and procedures.  The Company does not use derivatives for trading purposes.  The Company's capital costs are directly linked to financial and business risks.

    The Company's exposure to market risk for changes in interest rates relates primarily to medium- and long-term debt.  The Company's debt obligations outstanding as of December 31, 2002, are summarized in the table below.  For debt obligations, the table below presents principal cash flows and related weighted average interest rates by year of maturity.  Variable interest rates disclosed represent the weighted average rates at the end of the period.

    The Company's revolving credit facility is scheduled to expire in September 2004.   The Company plans to renew or extend this facility prior to its scheduled expiration.  The Company had no derivatives outstanding at December 31, 2002.

    The Company's international operations are directed from offices in the United Kingdom ("UK") and India.   International operations accounted for approximately 6.4% of the Company's sales for the year ended December 31, 2002, principally from the UK.  For the year ended December 31, 2002, changes in foreign currency rates had an immaterial impact on sales and earnings.

IItem 8.    Financial Statements and Supplementary Data

Index to Financial Statements

Page
Financial Statements:

Consolidated Balance Sheets at December 31, 2002 and 2001	F-1

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2002	F-2

Consolidated Statements of Comprehensive Income for each of the three years
in the period ended December 31, 2002	F-3

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 2002	F-4

Consolidated Statements of Changes in Stockholders' Equity for each
of the three years in the period ended December 31, 2002	F-5

Notes to Consolidated Financial Statements	F-6

Independent Auditors' Report	F-25

Other supporting schedules are submitted in a separate section of this report following Item 15.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of December 31, 2002	As of December 31, 2001
ASSETS		
Current assets:		
Cash	$ 1,106	$ 2,025
Accounts receivable, net	40,080	59,370
Inventories	95	147
Deferred income taxes	6,367	6,390
Other current assets	3,885	6,313
Total current assets	51,533	74,245
Property and equipment, net	14,633	19,458
Other assets	4,676	4,260
Goodwill	46,330	60,072
Total assets	$ 117,172	$ 158,035
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current liabilities:		
Accounts payable and accrued liabilities	$ 19,909	$ 23,911
Current portion of long-term debt	5,249	4,311
Total current liabilities	25,158	28,222
Revolving credit facility	19,982	32,297
Other long-term debt	37,909	39,396
Other long-term liabilities	3,115	5,209
Commitments and contingencies (see note 8)		
Stockholders' equity:		
Series B 7% Cumulative Convertible Preferred Stock: par value $0.001 per share, authorized 15,000,000, issued 5,653,239 in 2002 and 5,558,503 in 2001; Liquidation preference $5,653 in 2002 and $5,559 in 2001	6	6
Common stock: par value $.001 per share, authorized 125,000,000; issued 10,183,863 in 2002 and 10,090,244 in 2001; outstanding 10,168,391 in 2002 and 9,418,442 in 2001	10	10
Additional paid-in capital	97,183	100,819
Receivables from stockholders	(5,906)	(5,021)
Accumulated deficit	(59,015)	(36,198)
Accumulated other comprehensive loss	(1,181)	(778)
Sub-total	31,097	58,838
Less - Treasury stock 15,473 shares in 2002 and 671,723 in 2001	(89)	(5,927)
Total stockholders' equity	31,008	52,911
Total liabilities and stockholders' equity	$ 117,172	$ 158,035

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	For the Year Ended December 31,		
	2002	2001	2000
Net sales	$ 263,124	$ 362,539	$ 427,655
Cost of sales	212,269	290,346	336,464
Gross margin	50,855	72,193	91,191
Depreciation and amortization	4,108	7,210	6,590
Selling, general and administrative expenses	48,399	66,320	70,140
Provision for doubtful accounts and notes	3,601	1,404	483
Restructuring and other charges	4,636	9,314	-
Operating (loss)/income	(9,889)	(12,055)	13,978
Interest expense	(5,294)	(5,534)	(6,746)
(Loss)/income before income taxes and cumulative effect of accounting change	(15,183)	(17,589)	7,232
Income tax (benefit)/expense	(5,095)	(6,845)	2,327
(Loss)/income before cumulative effect of accounting change	(10,088)	(10,744)	4,905
Cumulative effect of accounting change, net of tax	(12,338)	-	-
Net (loss)/income	$ (22,426)	$ (10,744)	$ 4,905
Basic (loss)/income per common share:			
(Loss)/income before cumulative effect of accounting change	$ (1.04)	$ (1.18)	$ 0.49
Cumulative effect of accounting change	(1.23)	-	-
Net (loss)/income	$ (2.27)	$ (1.18)	$ 0.49
Diluted (loss)/income per common share:			
(Loss)/income before cumulative effect of accounting change	$ (1.04)	$ (1.18)	$ 0.44
Cumulative effect of accounting change	(1.23)	-	-
Net (loss)/income	$ (2.27)	$ (1.18)	$ 0.44
Average number of common shares and dilutive common share equivalents outstanding			
Basic	10,037	9,422	9,394
Diluted	10,037	9,422	11,172

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,		
	2002	2001	2000
Net (loss)/income	$ (22,426)	$ (10,744)	$ 4,905
Other comprehensive (loss)/income, net of tax:			
Unrealized loss on interest rate swap	-	(138)	-
Cumulative effect of accounting change	-	(64)	-
Minimum pension liability	(753)	-	-
Foreign currency translation adjustments	148	(49)	(143)
Reclassification of interest rate swap	202	-	-
Other comprehensive (loss)/income	(403)	(251)	(143)
Comprehensive (loss)/income	$ (22,829)	$ (10,995)	$ 4,762

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net loss	$ (22,426)	$ (10,744)	$ 4,905
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:			
Depreciation and amortization	4,108	7,210	6,590
Provision for doubtful accounts and notes	3,601	1,404	483
Provision for deferred taxes	(1,880)	(1,695)	606
Amortization of deferred financing charges	814	293	136
Prepaid pension costs	(64)	(195)	(649)
Amortization of stock awards and grants	535	-	-
Non-cash restructuring and other charges	1,013	1,413	-
Loss/(gain) on sale of equipment	1	(110)	-
Write off of investment securities	-	250	-
Loss on termination of interest rate swap	457	-	-
Cumulative effect of accounting change, net of tax	12,338	-	-
Other changes that (used) provided cash:			
Accounts receivable	15,811	20,852	(12,576)
Inventories	52	332	(91)
Other current assets	1,546	(2,798)	(1,778)
Other assets	363	(471)	200
Current liabilities	(2,985)	(5,142)	3,447
Other long term liabilities	(31)	877	159
Net cash provided by operating activities	13,253	11,476	1,432
CASH FLOWS FROM INVESTING ACTIVITIES:			
Capital expenditures	(1,071)	(3,008)	(7,426)
Proceeds from sale of equipment	12	159	-
Cost of business acquired	-	(6)	(541)
Purchase of investment securities	-	-	(259)
Net cash used in investing activities	(1,059)	(2,855)	(8,226)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Net (payments)/borrowings under credit facility	(12,315)	(18,466)	15,272
Proceeds from long term debt	8,174	15,256	487
Repayment of long term debt	(8,849)	(3,490)	(6,571)
Financing fees paid	(164)	(1,889)	-
Cash dividends on preferred shares	(290)	-	-
Net proceeds from exercise of stock options	5	-	36
Repurchase and retirement of common shares	-	(34)	(1,502)
Repurchase of preferred shares	(6)	-	-
Issuance of treasury shares	184	45	179
Net cash (used in)/provided by financing activities	(13,261)	(8,578)	7,901
Effect of exchange rate changes on cash	148	(49)	(143)
Net (decrease)/increase in cash	(919)	(6)	964
Cash at beginning of period	2,025	2,031	1,067
Cash at end of period	$ 1,106	$ 2,025	$ 2,031

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands except share data)

	2002		2001		2000	
	Shares	Amount	Shares	Amount	Shares	Amount
Series B Preferred Stock:						
Balance at January 1,	5,558,503	$ 6	5,188,922	$ 5	4,843,914	$ 5
Dividends paid in-kind	101,642	-	369,581	1	345,008	-
Repurchase of shares	(6,906)	-	-	-	-	-
Balance at December 31,	5,653,239	6	5,558,503	6	5,188,922	5
Common stock:						
Balance at January 1,	10,090,244	10	10,095,154	10	9,950,679	10
Repurchase and retirement of shares		-	(4,910)	-	-	-
Issuances of common stock	50,000	-	-	-	144,475	-
Retirement of treasury shares	(317,381)	-	-	-	-	-
Exercise stock options	361,000	-	-	-	-	-
Balance at December 31,	10,183,863	10	10,090,244	10	10,095,154	10
Treasury stock:						
Balance at January 1,	(671,723)	(5,927)	(675,640)	(5,972)	(504,133)	(4,649)
Purchase of shares	-	-	-	-	(190,403)	(1,502)
Issuance of shares	338,869	767	3,917	45	18,896	179
Retirement of shares	317,381	5,071	-	-	-	-
Balance at December 31,	(15,473)	(89)	(671,723)	(5,927)	(675,640)	(5,972)
Additional paid-in capital:						
Balance at January 1,		100,819		100,484		99,698
Repurchase and retirement of common shares		-		(34)		-
Issuances of common shares		20		-		440
Retirement of treasury shares		(5,071)		-		-
Exercise of stock options		920		-		-
Issuance of warrants		400		-		-
Repurchase of preferred shares		(6)		-		-
Dividends paid		101		369		346
Balance at December 31,		97,183		100,819		100,484
Receivables from officers and directors:						
Balance at January 1,		(5,021)		(5,021)		(4,617)
Loans forgiven		31		-		-
Loans issued for options exercised		(916)		-		(404)
Balance at December 31,		(5,906)		(5,021)		(5,021)
Accumulated deficit:						
Balance at January 1,		(36,198)		(25,084)		(29,643)
Net (loss)/income		(22,426)		(10,744)		4,905
Dividends paid		(391)		(370)		(346)
Balance at December 31,		(59,015)		(36,198)		(25,084)
Accumulated other comprehensive loss:						
Balance at January 1,		(778)		(527)		(384)
Unrealized loss on interest rate swap		-		(138)		-
Cumulative effect of accounting change		-		(64)		-
Minimum pension liability adjustment		(753)		-		-
Foreign currency translation adjustment		148		(49)		(143)
Reclassification of interest rate swap		202		-		-
Balance at December 31,		(1,181)		(778)		(527)
Total stockholders' equity		$31,008		$52,911		$63,895

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.       DESCRIPTION OF BUSINESS AND SEGMENT INFORMATION:

Butler International, Inc., together with its wholly owned subsidiaries (the "Company"), provides outsourcing, project management and technical staff augmentation services in technical, information technology, and telecommunications disciplines including:  engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software quality assurance testing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation. The Company also provides fleet maintenance and repair services to major ground fleet-holders nationwide.  These services are provided through four ISO 9002 certified business segments: Technical Group, Information Technology Solutions, Telecommunications Service and Fleet Services.

Description of Business

Technical Services involve skilled technical and engineering personnel providing services to companies worldwide competing in a wide range of industries including aircraft/aerospace, defense, heavy equipment/machinery, research, energy, electronics, and pharmaceutical.  As an example, the Company's aerospace and defense clients utilize technical services to design and manufacture components for weapons, military and commercial aircraft.  Technical services also encompasses engineering support services including strategic consulting, project management, drafting and design, and total outsourcing, while specializing in establishing, managing, and staffing dedicated engineering support centers carrying out both long-term and short-term projects. Utilizing leading edge software design platforms such as Pro/ENGINEER, CATIA, Unigraphics, and AutoCAD, the Company's employees provide both staff augmentation and project engineering support in a number of different areas including design engineering, stress analysis/simulation, NC Programming, design, drafting, checking, and technical writing/illustration.

Information Technology Services help companies implement business solutions that harness the power of technology to optimize business performance.  The Company delivers Quality Assurance services that involve the testing of client software applications in order to assess functionality and performance.  Any company that utilizes software is a potential client for these services, which help prevent software defects from causing costly business interruptions.   The Company also provides clients with application development and implementation support necessary to launch new, or enhance existing software applications critical to internal and external business operations.  Additionally, the Company provides enterprise network services, which help organizations design and implement internal networks capable of addressing the demands stemming from e-business activity and inherent security risks.  Clients also utilize the Company's information technology staffing services to augment their internal IT staff.  The Company provides these services to a variety of industries including financial services, telecommunications, and consumer products.  The Company's employees are specialists in a wide variety of applications, operating systems and platforms, offering a broad range of information technology expertise.

Telecommunications Services help telecommunications equipment manufacturers and service providers upgrade wireless and wire line network infrastructure in order to manage the convergence of voice and data traffic, offer more reliable high-speed data and wireless services, reduce operating costs, and increase profitability.   These services are typically but not always performed in the central office, which is the nerve center of the public network.  Services include integration of optical, wireless and broadband network systems, which is also referred to as engineering, installation and test (EF&I).    Special projects, outside plant engineering, and drafting are additional areas of expertise.   Employees are skilled in working with a wide range of network equipment.  The Company operates a technical training facility in its Irving, Texas location devoted to broadening employee technical competencies and verification of employee capabilities.

Fleet Services involves customized fleet operations for major ground fleet-holders nationwide ranging from vehicle maintenance and repair to total fleet management solutions including special projects such as installation of satellite tracking devices.  Preventive maintenance, mobile maintenance repair and service, scheduling service and inspections, computerized fleet tracking systems (including inventory control), training, fluid level checks and total fleet management are also areas of expertise.  Most of these services are provided by A.S.E. (Automotive Service Excellence) certified technicians.  Industries served through this division include telecommunications, utilities, municipalities, courier, and trucking.  The Company's Technicians on Demand service offers highly qualified technicians to all types of businesses nationwide, regardless of project scope or length.

Segment Information

The Company discloses segment information in accordance with Statements of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers and material countries in which the entity holds assets and reports revenues.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The operating segments reported below are the segments of the Company for which operating results are evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 2.   Intersegment sales are not significant.

The Company's assets are reviewed by management on a consolidated basis because it is not meaningful to allocate assets to the various segments.  The Company evaluates segment performance based on revenues and operating profits.  The Company does not allocate income taxes or charges determined to be non-recurring in nature, such as restructuring and impairment charges.  Unallocated amounts of operating profits consist of corporate expenses, certain general and administrative expenses from field operations and goodwill amortization.

Net sales and operating profits by segment:

The Company primarily operates in the United States.  The Technical Group operations include the results of its United Kingdom ("UK") and India subsidiaries.  Net sales from the UK and India operations were approximately $16.9 million, $12.2 million and  $14.0 million in 2002, 2001 and 2000, respectively. Operating profits from the UK subsidiary were approximately $584,000, $148,000 and  $527,000 in 2002, 2001 and 2000, respectively.  The India subsidiary began operations in April 2001.  It generated operating profits/(losses) of approximately $316,000 and ($163,000) in 2002 and 2001, respectively.

Sikorsky accounted for approximately 12% of the Company's net sales in 2002.  No other client individually represented more than 10% of net sales in 2002.  No clients individually represented 10% of the Company's net sales in 2001 and 2000.   Therefore, the Company does not believe it has a material reliance on any one customer as the Company is able provide services to numerous Fortune 1000 and other leading business.

2.       SIGNIFICANT ACCOUNTING POLICIES:

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

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Reclassifications

Certain reclassifications have been made in the 2001 and 2000 financial statements to conform to the 2002 presentation.

Year End

The Company's financial reporting year-end ends on the last Sunday in December.  Fiscal years 2002 and 2001 contained 52 weeks each while 2000 contained 53 weeks.  In the consolidated financial statements, all fiscal years are shown to begin as of January 1 and end as of December 31 for clarity of presentation.  This presentation does not have a material effect on the financial condition, results of operations or cash flows.

Inventory

Inventory consists of purchased goods and is valued at the lower of cost or market.  Cost is determined by using an average cost per unit.

Property and Equipment

Property and equipment are recorded at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which generally range between one and ten years except for the Company's headquarters building which has a thirty-year life.  Leasehold improvements are amortized by the straight-line method over the related lease or the estimated useful life of the asset whichever is shorter.  Upon disposal of property and equipment, the asset and related accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in earnings.  Fully depreciated assets are not removed from the accounts until physical disposition.  Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $4,108,000, $4,808,000 and $4,188,000, respectively.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies and had been amortized on a straight-line basis over the expected period to be benefited but not more than 40 years through December 31, 2001.  Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." and as a result, goodwill is no longer being amortized but tested for impairment (see Notes 3 and 5).

Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.   No additional impairment charge was recognized at December 31, 2002.

Long-Lived Assets

It is the Company's policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  The Company determines recoverability of an asset by comparing the carrying amount of the asset to the net future undiscounted cash flows that the asset is expected to generate.  Impairment is recognized if the carrying amount exceeds the fair value of the assets.   No impairment was recognized in 2002, 2001 or 2000.

Derivatives Financial Instruments

As of January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 (see Note 2).  The Company utilizes derivative financial instruments, primarily interest rate swap agreements, to manage its exposure to interest rate fluctuations.  All derivatives are recognized on the balance sheet at their fair value.  The derivative financial instruments used by the Company are highly effective hedges as the terms of the financial instruments match those of the underlying debt.  All of the derivative financial instruments have been designated as cash flow hedges at the time of adoption of SFAS No. 133, as amended.  All derivatives are adjusted to their fair market value at the end of each quarter.  Unrealized gains or losses for cash flow hedges are recorded in accumulated other comprehensive income/(loss) and are recognized in earnings as the hedged transaction occurs.  The Company does not enter into or hold derivatives for trading or speculative purposes.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Fair Value of Financial Instruments

The Company considers carrying amounts of cash, accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.  Amounts outstanding under long-term debt agreements are considered to be carried on the financial statements at their estimated fair values because they were entered into recently and /or accrue interest at rates, which generally fluctuate with interest rate trends.  Interest rate swap agreement are carried at fair value which is the estimated amount the Company would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the agreement.  The fair value of letters of credit is determined to be zero, as management does not expect any material losses to result from these instruments because performance is not expected to be required.

Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic value method in accordance with using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."  The Company has recognized no compensation expense related to employee stock options for any year shown, since options are always granted at a price equal to the market price on the day of grant.  See Note 11 for information regarding the Company's stock option plans.

SFAS No. 123, "Accounting for Stock Issued to Employees," encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company's financial statements.  The Statement also allows the Company to continue to account for stock-based employee compensation using the intrinsic value for equity instruments The Company has adopted the disclosure-only provision of SFAS No. 123.  Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with provisions of SFAS No. 123, the Company's net (loss)/income and (loss)/earnings per would have been changed to the pro forma amounts indicated below:

The weighted average fair value of options granted during 2002, 2001 and 2000 is estimated to be $2.18, $1.76 and $4.61, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.  Gains and losses on the subsequent reissuances of shares are credited or charged to additional paid-in capital using the average-cost method.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Revenue Recognition

Approximately 85% of revenue is generated from time and material contracts where there is a signed agreement or approved purchase order in place that specifies the fixed hourly rate and other specific costs to be billed based on direct labor hours incurred.   Revenue from time and material service contracts is recognized based on direct hours incurred.  Fixed price contracts are primarily contracts to provide services related to installation and testing of equipment and for services performed by engineers.  Revenue from fixed price service contracts is recognized over the contract term based on the percentage of services (direct labor hours) that are provided during the period compared with the total estimated services (direct labor hours) to be provided over the entire contract.  Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent based upon estimating the cost to complete as determined by experience.  Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in accounts receivable.   Billings in excess of revenue that is recognized on service contracts are recorded as deferred income until the above revenue recognition criteria are met.

The Company maintains allowances for doubtful accounts and notes for estimated losses resulting from the inability of its customers to make required payments.  The Company reviews a customer's credit history before extending credit.  The Company establishes an allowance for doubtful accounts and notes based upon factors surrounding the credit risk of specific customers, historical trends and other information.  The Company has demonstrated the ability to make reasonable and reliable estimates, however, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances maybe required.

Income Taxes

The Company and its subsidiaries file consolidated federal tax returns.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting amounts of assets and liabilities and their respective tax bases.  Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of these benefits is considered to be more likely than not.  The Company periodically assesses recoverability of deferred tax assets and provisions for valuation allowances are made as required.

Earnings Per Common Share

The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128, "Earnings per Share":

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The Company presents both basic and diluted earnings/(loss) per common share amounts.   Basic earnings/(loss) per common share is calculated by dividing net income/(loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period.  Diluted earnings/(loss) per share is calculated by dividing net income/(loss) by the sum of the weighted average number of common and common equivalent shares outstanding during the year.  Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Accordingly, 183,750 common equivalent shares have been excluded from the calculations of diluted earnings/(loss) per share for the years ended December 31, 2001.   The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants.   Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.  For the years ended December 31, 2002 and 2001, there were options and warrants totaling 1,591,333 and 1,343,000, respectively, where the exercise price was greater than the average market price of the common shares and, therefore, were excluded from the computation of diluted loss per share.

3.       ACCOUNTING CHANGES:

Change in Accounting for Goodwill and Certain Other Intangibles

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 requires that goodwill and other indefinite lived intangible assets not be amortized, but be tested for impairment at least annually at the reporting unit level.  An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.   Accordingly, the Company ceased amortization of all goodwill.  The Company performed the transitional goodwill impairment test.  The Company determined the implied fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts.   This evaluation indicated that goodwill recorded in the Technology Solutions segment was impaired as of January 1, 2002.  The primary factor resulting in the impairment charge was the continuing difficult economic environment in the information technology sector.  Accordingly, the Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.  No impairment charge was appropriate under the previous goodwill impairment standard, which was based on undiscounted cash flows.

Change in Accounting for Derivative Instruments

As of January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," subsequently amended by SFAS No. 138.  SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.   Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.   The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.  As a result of adopting SFAS No. 133 as amended, and in accordance with the transition provisions, the Company recorded unrealized loss of approximately $64,000 (net of tax benefit of approximately $41,000) to accumulated other comprehensive income.

Other Accounting Pronouncements

Effective December 31, 2002, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure s in the financial statements about the effects of stock-based compensation.  The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation in the foreseeable future, however, the Company has complied with the new disclosure requirements.

Effective January 1, 2002, the Company also adopted SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121.  SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.  The adoption of SFAS 144 did not have a material impact on the Company's consolidated results of operations and financial position.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

In November 2002, FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees.  It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The resulting disclosure provisions are effective for year-end 2002 and such disclosures are provided in note 7.  Recognition and measurement provisions become effective for guarantees issued or modified after December 31, 2002.  Management believes the adoption of the recognition/measurement provisions will not have a material impact on consolidated results of operations and financial position.

4.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

Details of certain balance sheet accounts are as follows:

5.       GOODWILL:

As described in Note 3, the Company adopted SFAS No. 142 as of January 1, 2002 and, as a result, all of the Company's goodwill is no longer amortized.  The effect of this accounting change is reflected prospectively.  The following table reflects the Company's comparative net loss before the cumulative effect of accounting change and goodwill amortization under SFAS No. 142:

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

3194:

The changes in the carrying amount of goodwill for the years ended December 31, 2002 are as follows:

6.       EMPLOYEE BENEFIT PLANS:

Defined Benefit Plan

The Company has a defined benefit pension plan ("DBP").  Benefits under the DBP are determined based on earnings and period of service.  The Company funds the DBP in accordance with the minimum funding requirements of the Employees Retirement Income Security Act of 1974.  A participant's Employee Stock Option Plan ("ESOP") credits reduced benefits payable under the DBP.  Effective June 1997, retroactive to December 31, 1996, the Company froze future benefit accruals under the DBP and ESOP.  The Company recognized a settlement loss of $30,000 during 2002.   A settlement under SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," must be recognized during 2002 since the amount of single sum payments made during the entire 2002 year exceeded the sum of service and interest costs.  The settlement was deemed to have occurred as of April 30, 2002.

The Company recorded a minimum pension liability adjustment of $1,234,000 at December 31, 2002, as required by SFAS No. 87, "Employers' Accounting for Pension."The adjustment is reflected in other comprehensive income and is prescribed when the accumulated benefit obligation in the plan exceeds the fair value of the underlying pension plan assets and accrued pension liabilities.

The change in benefit obligation, change in plan assets and reconciliation of funded status of the DBP for 2002 and 2001 were as follows:

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Net periodic pension income in 2002, 2001 and 2000 includes the following components:

The following weighted-average assumptions were used in determining net pension expense were:

The discount rate used in determining funded status was 6.75%, 7.00% and 7.25% for 2002, 2001 and 2000, respectively.  At December 31, 2002, approximately 18% of plan assets were held in fixed income investments and 82% in equity investments, compared to 28% in fixed income investments and 72% in equity investments at December 31, 2001.

401(K) Plan

The Company provides a 401(k) savings plan.  As of September 1, 2002, the Company suspended its matching program.  The Company made matching contributions of approximately $346,000, $558,000 and  $575,000 in 2002, 2001 and 2000, respectively.

Postemployment and Postretirement Benefits

The Company currently does not provide postemployment and postretirement benefits other than pensions.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

7.       LONG-TERM DEBT:

Long-term debt is summarized as follows:

At December 31, 2002, the aggregate principal amounts of long-term debt (excluding revolving credit facility) scheduled for repayment for the years 2003 through 2007 were $5,249,000, $31,079,000, $85,000, $91,000 and $97,000 with $6,557,000 due thereafter.  The Company's revolving credit facility is scheduled to expire in September 2004.  The Company plans to renew or extend this facility prior to its scheduled expiration.  The Company guarantees debt obligations issued by its domestic subsidiaries, including obligations under the revolving credit facility, term loans and mortgage note.

Revolving Credit Facility

The Company has a revolving credit facility with General Electric Capital Corporation ("GECC"), which provides for loans up to $47 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million.   The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables.  The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points.  The current interest rate for Term Loan A is the 30-day Commercial Paper Rate plus three hundred fifty basis points.  With respect to Term Loan B, the interest rate in effect as of December 31, 2002 was the Prime Rate plus four hundred sixty basis points.  Term Loan B interest rate will be increased by 15 basis points per month for each month that any balance is outstanding up to 14% thereafter increasing 15 basis points quarterly.   Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B.  In connection with the refinancing in 2001, the Company will grant warrants to GECC, the aggregate value of which cannot exceed $400,000.

At December 31, 2002, $20.0 million was outstanding under the revolving credit facility and an additional $3.4 million was used to collateralize letter of credits.  The interest rate in effect at December 31, 2002 was 4.30%.  At December 31, 2002, $17 million and $18 million were outstanding under Term Loan A and Term Loan B, respectively, with effective interest rates of 4.80% and 8.85%, respectively.

The Company's credit facility, as amended, contains various restrictive covenants that must be complied with on a continuing basis including the maintenance of certain financial ratios (minimum fixed charge coverage, minimum interest coverage, capital expenditures, and minimum tangible net worth) and restrictions on the amount of cash dividends, loans and advances within the consolidated group as well as other customary covenants, representations and warranties, funding conditions and events of default.  Approximately 99% of the consolidated net assets are considered restricted.  The Company was in compliance with all the covenants under the revolving credit facility, as amended

Letters of Credit

The Company has standby letters of credit in the amount of $2.4 million as collateral against its insurance program.  These letters are renewed annually.  The Company also has a $1.0 million letter of credit associated with its mortgage note.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

U.K. Credit Facility

The Company's U.K. operation has a credit facility with Lloyds TSB Commercial Finance Ltd., which provides up to £1.5 million ($2.4 million) in loans.  The UK credit facility expires in September 2003.  The total amount of loans outstanding under this facility may not exceed 80% of eligible receivables.  At December 31, 2002, £0.7 million ($1.2 million) was outstanding under the U.K credit facility.  The interest rate in effect at December 31, 2002 was 5.75%.

Facility Mortgage

As part of its restructuring plan, the Company closed on a new mortgage for its corporate office facility on September 30, 2002.  During the second quarter of 2002, the Company did not meet the fixed charge coverage ratio covenant on its then existing seven-year mortgage for its corporate office facility.  The Company did receive a waiver from the mortgage holder, however, in exchange for the waiver, the bank accelerated the maturity date from November 1, 2004 to September 30, 2002.  In accordance with that agreement, that mortgage was repaid on September 30, 2002 and replaced with a new 10 year, $7.0 million, mortgage.  The new agreement's interest rate is fixed at 6.85% compared to an effective 8.1% rate on the prior mortgage. The Company used the net proceeds to finance its operations.  In conjunction with the repayment its existing mortgage, the Company terminated its interest rate swap agreement.  The Company paid $457,000 as a termination fee to the bank, which represented the market value of the swap arrangement at September 30, 2002.  In accordance with SFAS No. 133, the Company reclassified the loss on the swap arrangement from accumulated other comprehensive income to earnings and was included in restructuring and other charges in 2002.  The new mortgage note contains various financial and other covenants including the requirement to meet certain fixed charge coverage and liquidity amounts.  The Company was in compliance with all covenants at December 31, 2002.

Interest Rate Risk Management

The Company uses interest rate swap agreements from time to time to manage the impact of interest rate changes on underlying floating-rate mortgage.  As of December 31, 2002, the Company had no swap agreements in place.

As of December 31, 2001, the Company had a swap agreement in place to convert its $6.4 million mortgage notes from floating rate LIBOR-based payment to fixed rate payment at 8.1%.  This agreement expires on November 1, 2004.  In 2001, the net loss from the exchange of interest rate payments was approximately $125,000 and was included in interest expense.  In accordance with SFAS No. 133, as amended, the Company recorded a liability for the present value of the increase in interest over the remaining term of the loans of approximately $202,000 (net of tax benefit of approximately $129,000), which includes an approximately $64,000 (net of tax benefit of approximately $41,000) charge as a cumulative transition adjustment.  These losses were reflected in other comprehensive loss, as the Company had designed the agreements as cash flow hedges.

8.       COMMITMENTS AND CONTINGENCIES:

The Company has operating leases for office space, furniture and computer and office equipment.  Substantially all of the property leases provide for increases based upon use of utilities and lessors' operating expenses.  Net rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $5.4 million, $6.8 million and $6.9 million, respectively. Estimated minimum future rental commitments under non-cancelable leases at December 31, 2002 are as follows:

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

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The Company intends to initiate litigation against David M. Knott and certain other unnamed individuals and entities for, among other things, wrongfully acting in concert in connection with the purchase of securities and in making certain misrepresentations and omitting certain material facts in certain regulatory and non-regulatory filings in connection with the purchase of securities.

9.       CUMULATIVE CONVERTIBLE PREFERRED STOCK:

The Company's Series B Cumulative Convertible Preferred Stock ("Series B Preferred Shares") accrues dividends at the rate of 7% per annum, based upon a liquidation value of $1.00 per share, payable in cash or in-kind at the option of the holder.   The aggregate liquidation preference at December 31, 2002 and 2001 was $5,653,000 and $5,559,000, respectively.   In 2002, 2001 and 2000, dividends in-kind amounting to $101,000, $370,000 and $346,000, respectively, were paid to the holders of Series B Preferred Shares.  Series B Preferred Shares are convertible at a ratio of one Series B Preferred Share to 0.285 Common Shares.

10.    STOCK OPTIONS

The Company has in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel.  The Company has adopted a 1985 Incentive Stock Option Plan, a 1985 non-qualified Stock Option Plan, a 1989 Directors Stock Option Plan, a 1992 Stock Option Plan, a 1992 Incentive Stock Option Plan, a 1992 Stock Bonus Plan, and a 1992 Stock Option Plan for Non-employee Directors.  Options granted under the 1992 and 1985 stock plans expire ten years from the date they were granted and vest over service periods that range between zero to five years.  There were a total of 3,950,000 shares authorized under these plans.  Options granted under the 1989 and 1992 Directors Stock Option Plans expire five and ten years, respectively, from the date of grant and vest immediately.  There were a total of 937,500 shares authorized under the director plans.  In 2002, the stockholders approved the 2002 Stock Incentive Plan.  There were a total of 1,500,000 shares authorized under this plan.

A summary stock option transactions is as follows:

The following table summarizes information about stock options outstanding under the Company's option plans at December 31, 2002:

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

11.    STOCK ACTIVITY:

During the first quarter of 2002, certain individuals, including directors, executed non-interest bearing, non-recourse notes payable to the Company in the aggregate amount of $554,000 in order to exercise options and warrants granted under various approved stockholder option plans and other stock purchase agreements to purchase a total of 188,500 shares of the Company's common stock.  In March 2002, the Company granted a total of 258,667 shares of its common stock to three of its officers under the 1992 Stock Bonus Plan.

On October 1, 2001, the Company granted 172,500 common stock purchase warrants to Bridge Financing Partners LLC ("Bridge") with an exercise price of $2.10 per share.   The warrants were in exchange for Bridge providing collateral for $1.5 million letter of credit supporting the Company's insurance programs.  During the first quarter of 2002, Bridge executed non-interest bearing, non-recourse notes payable to the Company in the amount of $362,000 in order to exercise warrants granted.

At December 31, 2002, the Company had 22,500 common stock purchase warrants outstanding and exercisable with exercise prices ranging from $3.00 to $4.00 per share that expire on April 28, 2004.  At December 31, 2001, the Company had 270,000 common stock purchase warrants outstanding and exercisable with exercise prices ranging from $2.10 to $4.00 per share and expiration dates from June 2003 to July 2011.

In 2002, the Company received a $5,000 tax benefit from the exercise of 98,500 options granted under various stock option plans.  No options were exercised in 2001.  The Company received proceeds of $423,658 (net of tax benefit of $16,958) in 2000 from the exercise of 144,475 options granted under various stock option plans.

12.    EMPLOYEE STOCK PURCHASE PLAN:

The Butler International, Inc. 1990 Employee Stock Purchase Plan (the "ESP Plan") made available $2.5 million for loans, officers, directors and other key employees to purchase Company stock.   Loans under ESP Plan are non-recourse, non-interest bearing loans.  The proceeds of the loans were used to purchase shares of our common stock at market value.  Therefore, no compensation expense was recognized when the loans were granted per APB 25.  Under the provisions of the ESP Plan, the Company may reduce the amount due with respect to each loan by 25 percent of the original principal balance on successive anniversary dates of the loan provided the employee has not terminated his employment for any reason other than that permitted by the ESP Plan.  The amount of the loan forgiveness is included in compensation expense in the year the loan is forgiven.  A loan for $31,000 was forgiven in 2002 as a result of the retirement of a non-director executive.  No loans have been forgiven in 2001 or 2000.  The loans are collateralized by the shares of the stock purchased by such individuals and each individual has entered into a pledge agreement and has executed a secured non-recourse promissory note.  The outstanding balance of the ESP Plan loans is classified as a reduction in stockholders' equity on the consolidated balance sheet.  At December 31, 2002 and 2001, there are $872,000 and $903,000, respectively, of these loans outstanding.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

Comprehensive income is defined as net income and other changes in stockholders' equity from transactions and other events from sources other than stockholders.  The components of and changes in accumulated other comprehensive loss are as follows:

Total other comprehensive loss for 2002 includes reclassification adjustment of $202,000 related to the termination of an interest rate swap agreement.  The tax effect on unrealized loss on cash flow hedges is an expense/(benefit) of $129,000 and ($129,000) in 2002 and 2001, respectively.  The income tax benefit associated with the minimum pension liability was $481,000 in 2002.  The currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

14.    TREASURY STOCK:

In September 1999, the Company's Board of Directors authorized the repurchase of up to one million shares of its common stock representing approximately 10% of the outstanding shares. During 2000, the Company repurchased 170,900 shares in accordance with the stock repurchase program.  In 2000, the Company re-issued 14,788 shares as partial payments for 1998 acquisitions.  During 2000, the Company also purchased 19,503 of its common stock on the open market, which were used for awards to certain employees in conjunction with their employment agreements.  No shares were purchased/repurchased in 2001.  In June 2002, the Company re-issued or retired from treasury 656,250 common shares.  The employee stock awards have a vesting period of approximately two to four years.   Compensation expense is recorded over the vesting period. The expense recorded in 2002, 2001 and 2000 was approximately $13,000, $64,000 and $80,000, respectively. In 2002, 2001 and 2000, 6,802, 3,917 and 4,108 shares, respectively, were vested and granted to employees.

15.    RESTRUCTURING AND OTHER CHARGES:

In April 2001, the Company announced a Company-wide cost reduction plan.  The Company recorded restructuring and other charges totaling $9,314,000 during 2001.  These charges were for costs incurred to eliminate excess capacity, reduce both staff and service delivery personnel in all of the Company's business units, the closing of certain unprofitable locations and the termination of unprofitable contracts and activities.  As a result of the restructuring, a total of 389 employees were terminated in 2001.   During 2002, the Company recorded additional charge of $4,930,000 principally related to the termination of an additional 166 employees, office closures, the termination of an unprofitable contract and the elimination of unnecessary equipment.  Also, the Company finalized certain previously recorded restructuring accruals resulting in a credit to income of $294,000 primarily due to favorable settlements of facility lease commitments.

The following presents a reconciliation of the original restructuring components of the 2002 and 2001 charges to the balance remaining at December 31, 2002 and 2001, which is included in accounts payable and accrued liabilities ($1,198,000 and $2,311,000, respectively) and in other long-term liabilities ($405,000 and $752,000, respectively):

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

16.    INCOME TAXES:

The components of income tax (benefit)/expense are as follows:

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

As of December 31, 2002, the Company has approximately $3.2 million of refundable federal taxes arising from the carryback of 2002 net operating losses.  The Company also has approximately $1.8 million of federal loss carryforwards arising from 2002 net losses, which mostly will expire in 2022 and approximately $28 million of state loss carryforwards arising from 2002 and 2001 operating losses, which expire in various years from 2011 to 2022.  In addition to those loss carryovers, the Company has approximately $0.6 million in federal tax credits available to offset future years' federal taxes.  These credits have an unlimited carryover life.  The Company believes that it is more likely than not that these federal and state loss and credit carryovers will be realized and, therefore, the income tax benefit has been recognized.  The 2001 refundable income taxes of $4.9 million were received in 2002.

U.K. net operating loss carryforwards of approximately $2.7 million from 1996 and 1995 are available to reduce future U.K. taxable income.  U.K. tax law provides an unlimited life for net operating loss carryforwards.  As of December 31, 2002 and after six consecutive years of loss utilization, the Company believes that it is more likely than not that all of the U.K. net operating losses will be realized.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

A reconciliation between the income tax (benefit)/expense computed by applying the federal statutory rate to income from operations before income taxes to the actual (benefit)/expense is as follows:

17.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

The following table sets forth non-cash investing and financing activities and other cash flow information:

18.    RELATED PARTY TRANSACTIONS:

Under various approved stockholder option plans and stock purchase agreements, certain directors and officers have executed non-recourse, non-interest bearing notes to the Company to purchase common stock.  The shares of the stock purchased by such individuals in connection with the loans collateralize the loans and each individual has entered into a pledge agreement and has executed a secured non-recourse promissory note.  The loans are payable on the later of the specific date set forth in such promissory notes or the date when the officer fails to remain continuously employed by the Company (or, with respect to the directors, the 30th day after the voluntary termination of the director's directorship).   The outstanding balance of these loans at December 31, 2002 and 2001 was $5,034,000 and $4,119,000, respectively, and is classified as a reduction in stockholders' equity on the consolidated balance sheet.  The Company has no plans to forgive any portion of these loans outstanding.

Two of the Company's Board of Director members, Hugh G. McBreen and Frederick H. Kopko, Jr., are partners in the Company's outside legal counsel, McBreen & Kopko.   During 2002, 2001 and 2000, the Company incurred approximately $585,000, $661,000 and $720,000, respectively, in fees and expenses to McBreen & Kopko.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Since 1994, the Company has provided payroll and administrative services to Chief Executive Magazine, Inc. ("Chief Executive").  During 2001, Edward M. Kopko, the Company's Chairman, became the chairman of the board of directors of Chief Executive.  Total payroll and administrative services provided to Chief Executive totaled $5.1 million and $5.1 million in 2002 and 2001, respectively.  Included in accounts receivable at December 31, 2002 and 2001 are $5.9 million and $4.0 million, respectively, due from Chief Executive.  In addition, at December 31, 2002 and 2001, Chief Executive has note payable to the Company of $1.3 million and $1.8 million, respectively, which is included in the other current assets.  The note bears interest at three hundred basis points above the prime rate (7.25% at December 31, 2002) and included accrued interest of $122,000 and $139,000 at December 31, 2002 and 2001, respectively.  In 2002, due to the continuing deterioration of the financial condition of Chief Executive, the Company increased its allowance for doubtful accounts and notes by $3.7 million to cover its estimated losses resulting from Chief Executive's inability to make required payments.  The Company performs ongoing reviews of Chief Executive's profitability and market value as well as that of other publishing organizations.  The Company believes that the need for the additional allowance is reflective of the economic downturn in the publishing industry.

19.    OTHER MATTERS:

The Common Stock is quoted under the symbol "BUTL" and is currently listed on the NASDAQ SmallCap Market ("NASDAQ SmallCap").  The Company's common stock was previously listed on the NASDAQ National Market System ("NASDAQ NM").  However, on September 26, 2002, the Company received notice from the NASDAQ NM, that its Common Stock had not met the $1.00 continuing listing standard for a period of 30 consecutive trading days.  NASDAQ NM permits a 90-day cure period for a company to regain compliance with the bid price standard.

Prior to the expiration of the 90-day cure period, the Company transferred its common stock listing from the NASDAQ NM to NASDAQ SmallCap.  NASDAQ SmallCap permits a 180-day cure period for a company to regain compliance with the bid price standard, and the Company determined that it was preferable to be quoted on the NASDAQ SmallCap than to be delisted from the NASDAQ NM after the expiration of the 90-day cure period.  NASDAQ SmallCap's 180-day cure period for the Company to regain compliance with the bid standard expired in March 2003 (the failure to comply is measured from the original date of the transfer from NASDAQ NM to NASDAQ SmallCap) but because it was able to demonstrate compliance with each initial listing requirement for NASDAQ SmallCap except for the minimum bid price, the Company received an additional 180-day grace period.  The Company may also be eligible for a further 90-day grace period following the end of the additional 180-day grace period.  If the Company does not achieve compliance with the minimum bid price requirement prior the end of the subsequent 90-day grace period, NASDAQ may de-list the Company's Common Stock from the NASDAQ SmallCap.

20.    RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations."  This Statement establishes accounting standards for the recognition and measurement of an asset retirement obligation and associated asset retirement cost.  It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted.  The Company plans to adopt SFAS No. 143 effective January 1, 2003 and expects that it will not have a material impact on its consolidated results of operations and financial position.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  This Statement also establishes that fair value is the objective for initial measurement of the liability.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.   The Company plans to adopt SFAS No. 146 effective January 1, 2003 and expects that it will not have a material impact on its consolidated results of operations and financial position.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

21.   SELECTED QUARTERLY FINANCIAL INFORMATION:

(unaudited)

(1)     The Company incurred restructuring and other charges resulting in a total charge to operations in 2002 of $4,636,000.  This total charge/(credit) was incurred by quarter as follows: ($287,000) in the first quarter, $1,314,000 in the second quarter, $2,868,000 in third quarter and $741,000 in the fourth quarter.  Additionally, the Company increased its provision for doubtful accounts and notes by $3,677,000 for its receivable from Chief Executive in the fourth quarter (see Note 18).

(2)     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets".  Accordingly, the Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.

(3)     The Company incurred restructuring and other charges resulting in a total charge to operations in 2001 of $9,314,000.  This total charge was incurred by quarter as follows: $4,440,000 in the second quarter, $1,584,000 in third quarter and $3,290,000 in the fourth quarter.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

22.    SUBSEQUENT EVENTS:

In March 2003, the Company announced that it had begun negotiations for the possible sale of certain of its international operations.  Operating results for its international businesses are included in the Technical Group segment (see Note 1).

The Company and GECC on March 28, 2003, entered into a third amendment and waiver of its credit facility dated September 28, 2001 (the "GE Third Amendment"), whereby, among other things, certain scheduled amortization payments were waived and certain covenants were modified.  Additionally, the GE Third Amendment provides that certain compensation payments to senior executive officers may only be paid in the form of non-cash consideration.  However, if the Company fails to pay compensation as and in the manner required by the Employment Agreement effective January 1, 1991, as amended, with Edward M. Kopko, Chairman of the Board of Directors and Chief Executive Officer of the Company, the Company will be in breach of its obligations under the Employment Agreement.  In such event, Mr. Kopko would be entitled to terminate his employment agreement and receive, among other things, termination payments equal to three times his highest annual compensation, benefits and bonus.   Mr. Kopko has not at this time made any claim in connection with his Employment Agreement.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Butler International, Inc.
Montvale, New Jersey

We have audited the accompanying consolidated balance sheets of Butler International, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Butler International, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill.

/s/Deloitte & Touche LLP
 Parsippany, New Jersey
March 4, 2003, except for Note 22,
  as to which the date is March 28, 2003

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

The information called for by Part III of Form 10-K (consisting of Item 10 - Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Transactions) is incorporated by reference from the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2003, which is 120 days after the close of the Registrant's fiscal year.

Item 14. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures within 90 days prior to the filing date of this annual report.   Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure requirements under the Security Exchange Act of 1934. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     The following documents are filed as part of this report:

            (1)     Financial Statements:

                     Consolidated Balance Sheets at December 31, 2002 and 2001

                     Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002

                     Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2002

                     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002

                    Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2002

                     Notes to Consolidated Financial Statements

                     Independent Auditors' Report

           (2)     Financial Statement Schedules for each of the three years in the period ended December 31, 2002:

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

            (3)     Exhibits:  Exhibit Index is included after certifications.  New exhibits, listed as follows, are attached:

                        10.20(a)        Second Amended and Restated Employment Agreement, dated December 12, 2002 among Butler International, Inc., Butler Service Group, Inc. and Edward M. Kopko.

                        10.36(c)        Third Amendment and Waiver, dated March 27, 2003, between Butler Service Group, Inc. and General Electric  Corporation.

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

Date: March 28, 2003	BUTLER INTERNATIONAL, INC.
(Registrant)

By: /s/Edward M. Kopko
Edward M. Kopko, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Edward M. Kopko	Chairman of the Board of	March 28, 2003
Edward M. Kopko	Directors and CEO
(Principal Executive Officer)

/s/Michael C. Hellriegel	Senior Vice President	March 28 2003
Michael C. Hellriegel	and Chief Financial Officer

/s/Thomas F. Comeau	Director	March 28, 2003
Thomas F. Comeau

/s/Frederick H. Kopko, Jr.	Director	March 28, 2003
Frederick H. Kopko, Jr.

/s/Hugh G. McBreen	Director	March 28, 2003
Hugh G. McBreen

/s/Nikhil S. Nagaswami	Director	March 28, 2003
Nikhil S. Nagaswami

BUTLER INTERNATIONAL, INC.

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

    I, Edward M. Kopko, certify that:

        1.        I have reviewed this annual report on Form 10-K of Butler International, Inc.;

        2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.        The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.        The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing similar functions):

                    a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

                    b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.        The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Edward M. Kopko
Edward M. Kopko
Chairman of the Board of Directors
and Chief Executive Officer

CERTIFICATION

    I, Michael C. Hellriegel, certify that:

        1.        I have reviewed this annual report on Form 10-K of Butler International, Inc.;

        2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.        The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.        The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing similar functions):

                    a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

                    b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.        The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Michael C. Hellriegel
Michael C. Hellriegel
Senior Vice President
and Chief Financial Officer

F-24

Schedule I

BUTLER INTERNATIONAL, INC. - PARENT ONLY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(in thousands)

	December 31, 2002	December 31, 2001
ASSETS		
Current assets	$ 71	$ 85
Income tax receivable	3,185	4,792
Deferred income taxes	6,367	6,390
Investment in subsidiaries	32,842	60,536
Other assets	2,230	303
Total assets	$ 44,695	$ 72,106
LIABILITIES AND STOCKHOLDERS' EQUITY		
Accounts payable and accrued liabilities	$ 12,586	$ 16,378
Long-term liabilities	1,101	2,817
Stockholders equity:		
Preferred stock	6	6
Common stock	10	10
Additional paid-in capital	97,183	100,819
Receivables from stockholders	(5,906)	(5,021)
Accumulated deficit	(59,015)	(36,198)
Accumulated other comprehensive loss	(1,181)	(778)
Sub-total	31,097	58,838
Less treasury stock	(89)	(5,927)
Total stockholders' equity	31,008	52,911
Total liabilities and stockholders' equity	$ 44,695	$ 72,106

The accompanying notes are an integral part of these financial statements.

Schedule I (continued)

BUTLER INTERNATIONAL, INC. - PARENT ONLY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31,		
	2002	**2001**	**2000**
REVENUES			
Interest income	$ (8)	$ 7	$ 6
Intercompany income	79	61	141
Total revenue	71	68	147
EXPENSES			
Administrative and operating expenses	826	318	103
Interest expense	-	-	2
Total expenses	826	318	105
Equity in (loss)/income of subsidiaries	(28,176)	(17,262)	6,905
(Loss)/income from operations before income taxes	(28,931)	(17,512)	6,947
Income (benefit) taxes	(6,505)	(6,768)	2,042
Net income	$ (22,426)	$ (10,744)	$ 4,905

The accompanying notes are an integral part of these financial statements.

Schedule I (continued)

BUTLER INTERNATIONAL, INC. - PARENT ONLY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,		
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net (loss) income	$ (22,426)	$ (10,744)	$ 4,905
Adjustments to reconcile net income to net cash provided by (used in) operating activities:			
Depreciation	-	1	2
Provision for deferred taxes	(3,284)	(1,695)	606
Noncash change in investment in subsidiaries	27,725	17,642	(6,762)
Other changes the (used) provided cash:			
Other current assets	14	109	1,178
Income tax receivable	1,607	(3,674)	(1,118)
Other assets	16	-	(259)
Accounts payable and accrued liabilities	(3,693)	(1,270)	4,285
Long-term liabilities	-	(129)	(1,275)
Net cash provided by (used in) operating activities	(41)	240	1,562
CASH FLOWS FROM INVESTING ACTIVITIES:			
Other	-	-	(5)
Net cash used in investing activities	-	-	(5)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Net proceeds from exercise of stock options	5	-	36
Cash dividends	(290)	-	-
Repurchase and retirement of common stock	-	(34)	(1,502)
Issuance of treasury stock	184	45	179
Repurchase of treasury shares	(6)	-	-
Repayment of note payable	-	-	(127)
Net cash (used in) provided by financing activites	(107)	11	(1,414)
Change in other comprehensive income	148	(251)	(143)
Net increase (decrease) in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Schedule I (continued)

BUTLER INTERNATIONAL, INC. - PARENT ONLY
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1.       ACCOUNTING POLICIES:

The investments in the Company's subsidiaries are carried at the Company's equity of the subsidiary, which represents amounts invested less the Company's equity in the income/loss to date.  Significant intercompany balances and activities have not been eliminated in this unconsolidated financial information.

No cash dividends were received from subsidiaries during the past three years.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted.  Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements in its 2002 Annual Report on Form 10-K.

2.      CONTINGENT LIABILITIES:

The Company guarantees the debt of its subsidiary, Butler Service Group, Inc. ("BSG") and Butler New Jersey Realty Corporation ("BNJRC").  At December 31, 2002, this guarantee totaled approximately $62 million.  Under the terms of the debt agreement, transfer of funds to the Company by BSG is restricted (see Note 7 of the Company's consolidated financial statements in its 2002 Annual Report on Form 10-K).  This guarantee would require payment by the Company only in the event of default on payment by BSG or BNJRC.  Management believes the likelihood of default by BSG or BNJRC is remote.

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

10.20(a)*	Second Amended and Restated Employment Agreement, dated December 12, 2002 among Butler International, Inc., Butler Service Group, Inc. and Edward M. Kopko, filed herewith as Exhibit 10.20(a).

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit No.	Description

10.21*	Stock Purchase Agreement, dated December 17, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.34 to the 1991 10-K, and hereby incorporated by reference.

10.22*	Plan Pledge Agreement, dated December 17, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.35 to the 1991 10-K and hereby incorporated by reference.

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

10.36(b)

Second Amendment and Waiver, dated November 14, 2002, between Butler Service Group, Inc. and General Electric Corporation, filed as Exhibit 10.36(b) to the September 30, 2002 Form 10-Q and hereby incorporated by reference.

10.36(c)	Third Amendment and Waiver, dated March 27, 2003, between Butler Service Group, Inc. and General Electric Corporation, filed herewith as Exhibit 10.36(c).

10.37	Second Amended and Restated Credit Agreement dated September 28, 2001, between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.37.

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

10.48

Form of Promissory Note dated January 2, 2002 in the original amount of $362,250 executed by Bridge Financing Partners LLC and made payable to Butler International, Inc. filed as Exhibit 10.53 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.49

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

10.51*	Form Pledge Agreement dated March 12, 2002 between Butler International, Inc. and Frederick H. Kopko, Jr. filed as Exhibit 10.56 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.52

Form of Promissory Note dated March 12, 2002 in the original amount of $186,180 executed by Hugh G. McBreen and made payable to Butler International, Inc. filed as Exhibit 10.57 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.53	Form Pledge Agreement dated March 12, 2002 between Butler International, Inc. and Hugh G. McBreen filed as Exhibit 10.58 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

10.54

Mortgage and Security Agreement dated September 30, 2002, between Butler of New Jersey Realty Corp. and GMAC Commercial Mortgage Corp., filed as Exhibit 10.58 to the September 30, 2002 Form 10-Q and hereby incorporated by reference.

10.54(a)

Promissory Note dated September 30, 2002, between Butler of New Jersey Realty Corp. and GMAC Commercial Mortgage Corp., filed as Exhibit 10.58(a) to the September 30, 2002 Form 10-Q and hereby incorporated by reference.

22.1	List of Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP

99	Certifications Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith as Exhibit 99.

* Denotes compensatory plan, compensation arrangement, or management contract.