Form 10-K/A
period 2002-12-31
BUTLER INTERNATIONAL INC /MD/
filed 2003-04-30
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
(Amendment No. 1)

 (Mark One)

    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

BUTLER INTERNATIONAL, INC.
Form 10-K/A Amendment No. 1 for Year ended December 31, 2002

EXPLANATORY NOTE

    The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Butler International, Inc. (the "Company") is to provide information required by Items 10, 11, 12 and 13 of Part III of this report, which the registrant intended to incorporate by reference from the Company's proxy statement for the Annual Meeting of Stockholders.

TABLE OF CONTENTS
Page
Part III:
Item 10.  Directors and Executive Officers of the Registrant
3
Item 11.  Executive Compensation
5
Item 12.  Security Ownership of Certain Beneficial Owners and Management
13
Item 13.  Certain Relationships and Related Transactions
15
Signatures	16

Exhibit 99 - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

PART III

Item 10. Directors and Executive Officers of Registrant

Directors

    Pursuant to the Company's Articles of Incorporation and By-Laws, as amended, the Board of Directors currently consists of five classes of directors having staggered terms of five years each.  One Director's term expires at each Annual Meeting, with the term of the Fourth Class Director expiring at this year's Annual Meeting.

EDWARD M. KOPKO                                                                                                       Director since 1985 - Term expires in 2004

    Mr. Edward M. Kopko, age 48, has been the President, Chief Executive Officer and the Chairman of the Board of Directors of the Company since its inception in November 1985.  Mr. Kopko has also been the Chairman, President and Chief Executive Officer of Butler Service Group, Inc. since 1989, and the chairman of other Butler subsidiaries.  In 2001, Mr. Kopko became the Chairman of the Board of Directors and Chief Executive Officer of Chief Executive Magazine.  Mr. Kopko is a past President of the National Technical Services Association, the predominant trade association for the contract technical services industry. Mr. Kopko holds a B.A. degree in economics from the University of Connecticut, an M.A. degree in economics from Columbia University, and he undertook doctoral work in economics at Columbia.

THOMAS F. COMEAU                                                                                                      Director since 2001 - Term expires in 2006

    Mr. Comeau, age 61, is the President of Swissport Fueling, Inc., the fueling division of Swissport, Inc., and has been President since 1995.  Swissport is a wholly owned subsidiary of Candover Services Ltd., a London based investment organization.  Swissport does business at over 130 airports worldwide.  Mr. Comeau has served as Chairman of the Board of the National Air Transportation Association and Chairman of the General Aviation Taskforce.  He has been a Director of Butler Telecom, Inc. since 1998.  Mr. Comeau holds a B.S. degree from Salem State College, Salem, Massachusetts.

FREDERICK H. KOPKO, JR.                                                                                           Director since 1985 - Term expires in 2007

    Mr. Frederick H. Kopko, Jr., age 47, is a partner of the law firm of McBreen & Kopko, Chicago, Illinois, and has been associated with that firm since January 1990.  Mr. Kopko practices in the area of corporate law. He has been a director of Mercury Air Group, Inc. since November 1992 and a Director of Sonic Foundry, Inc. since December 1995.  Mr. Kopko received a B.A. degree in economics from the University of Connecticut, a J.D. degree from Notre Dame Law School, and an M.B.A. degree from the University of Chicago.  He is the brother of Edward M. Kopko.

HUGH G. McBREEN                                                                                                           Director since 1986 - Term expires in 2005

    Mr. McBreen, age 48, is a partner of the law firm of McBreen & Kopko and has been associated with that firm since September 1983.  He is also the Secretary of Peter J. McBreen and Associates, Inc., a risk management and loss adjustment company.  Mr. McBreen practices in the area of aviation law.  He received an A.B. degree from Dartmouth College and a J.D. degree from Notre Dame Law School.

NIKHIL S. NAGASWAMI                                                                                                 Director since 1994 - Term expires in 2003

    Mr. Nagaswami, age 46, has been an independent management consultant since September 1994, and is currently Managing Partner of Uniexcel Management Systems de Mexico. From August 1992 until August 1994, he was associated with Scott Paper Company, where he was Director-Corporate Planning and Analysis.   During 1990 through 1992, when he served as an independent advisor to the Board of Directors of Butler, he played a key role in developing Butler's long-term strategy, restructuring its operations, and implementing management processes.  Mr. Nagaswami received a Bachelors of Technology degree in metallurgy from the Indian Institute of Technology, a Masters of Applied Science degree in materials science and metallurgy from the University of Delaware, and an M.B.A. degree from the Wharton School, University of Pennsylvania, in financial management, strategic planning and control.

Executive Officers

    The executive officers of the Company, who are appointed by the Board of Directors, hold office for one-year terms or until their respective successors have been duly elected and have qualified.  The executive officers of the Company's subsidiaries, who are appointed by such subsidiaries' Boards of Directors, hold office for one-year terms or until their respective successors have been duly elected and have qualified.

    Edward M. Kopko is the Chairman of the Board of Directors and Chief Executive Officer.  (See "Directors".)

    Michael C. Hellriegel, age 49, was appointed Senior Vice President-Finance and Treasurer in November 1995 and also became the Chief Financial Officer of the Company in April 1996.  Prior to that he had served as Vice President and Controller of the Company since January 1993 and of Butler Service Group, Inc. since August 1988.  Mr. Hellriegel received a B.S. degree from St. Peter's College and an M.B.A. degree, with a concentration in finance, from Fairleigh Dickinson University.  He is a Certified Public Accountant.  He is currently pursuing a Master of Science degree in Strategic Communications from Columbia University.

    R. Scott Silver-Hill, age 49, has been Senior Vice President - Butler International (Technical Services) since October 2002.  He has served as Senior Vice President - Domestic Operations from November 10, 1995 to October 2002, Senior Vice President in the Contract Technical Services Division from August 1990 to November 1995 and Vice President in the Contract Technical Services Division from February 1988 to August 1990.  Mr. Silver-Hill received B.A. degrees from the University of California at Santa Barbara in history and political science with an emphasis in public administration.  Mr. Silver-Hill was notified of the Company's intentions to terminate his employment on April 18, 2003.

    Ivan Estes, age 59, has been Senior President - Butler International (Telecommunication Services) since October 2002.  Mr. Estes joined Butler in December of 1990 as Regional Sales Manager after a 25-year career with GTE.  In 1993, he was promoted to Vice President, West Division and in 1996, he was promoted to Vice President and given general manager responsibility for telecommunications services.  He was promoted to Senior Vice President in 1998.  Mr. Estes graduated from Texas A&M University with a BBA in Management.

    Michael T. McHugh, age 44, has been Senior President - Butler International (Information Technology Services) since October 2002.  Mr. McHugh joined Butler in April 1998 as Vice President - Butler Technology Solutions from Wang Laboratories Inc.  He holds a BS degree in management information systems from Old Dominion University.  Mr. McHugh's last day with the Company was January 31, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any persons who beneficially own more than 10% of the Company's common stock to send reports of their ownership of shares of common stock and changes in ownership to the Company and the Security Exchange Commission ("SEC").  Based on our records, management believes that during the year ended December 31, 2002, all of such reporting persons complied with all Section 16(a) reporting requirements applicable to them.

Item 11. Executive Compensation

    The following table summaries cash and non-cash compensation for each of the last three fiscal years awarded to, earned by or paid to the Company's Chief Executive Officer and the other four most highly compensated executives officers for the year ended December 31, 2002 (collectively, the "Named Executive Officers").

553:
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long-Term Compensation Awards[3]
Name & Principal Position	Year	Salary ($)[1]	Bonus ($)	Other Annual Compensation ($)[2]	Securities Underlying Options (#)	All Other Compensation ($)[4]

Edward M. Kopko President and CEO	2002 2001 2000	$449,950 449,781 436,461	$229,382 276,086 752,437	$518,612[5] 313,665[6] 283,479[7]	$62,667 -- --	$67,423 67,412 67,424
Michael C. Hellriegel Sr. VP - Finance, Treasurer, and CFO	2002 2001 2000	241,920 242,400 219,298	144,800 122,928 120,000	11,684 1,074 1,074	33,333 -- --	979 890 1,464
R. Scott Silver-Hill Sr. VP - Technical Services	2002 2001 2000	290,769 287,981 275,000	125,000 112,500 122,825	14,941 2,835 2,147	33,333 -- 7,500	1,111 1,007 1,645
Ivan Estes Sr. VP - Telecom Services	2002 2001 2000	164,769 159,231 126,231	35,000 62,689 289,639	-- -- --	40,000 -- 5,000	399 421 342
Michael T. McHugh Sr. VP - Information Technology Services	2002 2001 2000	213,213 218,654 213,654	21,000 43,568 57,777	-- -- --	15,000 -- 3,750	427 60 50

1          The Company pays the majority of its employees on a weekly basis.  The calendar year 2001 included 51 payroll weeks whereas calendar year 2002 and 2000 included 52 payroll weeks.

2          Consists of imputed interest on loans to buy common stock of the Company.

3          No options were repriced during the last fiscal year or at any time since the Company's inception.

4          Consists of imputed cost of Company-paid term life insurance.  Includes Company insurance payments for Mr. Kopko of $66,992 for each 2002, 2001 and 2000.

5          Consist of imputed interest on loans to buy common stock of the Company in the amount of $133,233 and tax gross-up on imputed interest, insurance payments, 2001 bonus payments and stock awards in the amounts of $117,678, $59,169, $183,537 and $24,995, respectively.

6          Consist of imputed interest on loans to buy common stock of the Company in the amount of $133,233 and tax gross up on imputed interest and insurance payments in the amounts of  $120,063 and $60,369, respectively.

7          Consist of imputed interest on loans to buy common stock of the Company in the amount of $117,286 and tax gross up on imputed interest and insurance payments in the amounts of  $105,776 and $60,417, respectively.

Stock Options Grants in Fiscal Year 2002

    This table shows stock options grants during 2002 to the Named Executive Officers.  No stock appreciation rights have been granted to the Named Executive Officers.

OPTIONS GRANTED IN 2002
Name of Individual	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employee in Fiscal Year	Exercise Price	Expiration Date[5]	Grant Date Present Value[6]

Edward M. Kopko	62,667[1]	15.7%	$2.12	March 1, 2012	$90,278
Michael C. Hellriegel	33,333[2]	8.3%	2.12	March 1, 2012	48,020
R. Scott Silver-Hill	33,333[2]	8.3%	2.12	March 1, 2012	48,020
Ivan Estes	40,000[3]	10.0%	2.12	March 1, 2012	57,624
Michael T. McHugh	15,000[4]	3.8%	2.12	March 1, 2012	21,609

1          Consists of options granted under the 1992 Stock Option Plan on March 1, 2002, of which 20,889 are exercisable on each of March 1,
            2003, 2004 and 2005.

2          Consists of options granted under the 1992 Stock Option Plan on March 1, 2002, of which 11,111 are exercisable on each of March 1,
            2003, 2004 and 2005.

3          Consists of options granted under the 1992 Stock Option Plan on March 1, 2002, of which 13,333 are exercisable on each of March 1,
            2003and 2004 and 13,334 are exercisable on March 1, 2005.

4          Consists of options granted under the 1992 Stock Option Plan on March 1, 2002, of which 5,000 are exercisable on each of March 1,
            2003, 2004 and 2005.

5          These options could expire earlier in certain situations such as an individual's termination of employment with the Company.

6          The estimated fair value of stock options is measured at the date of grant using the Black-Scholes option pricing model based on the following assumptions:  expected stock price volatility of 87.5% based on the average monthly closing price of the Company's common stock for 2002; expected term to exercise of approximately 6.9 years; and interest t-rates equal to the U.S. Treasury Note rates at the date of grant (5.04% for options granted on March 1, 2002).  The actual value, if any, an individual may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised.  Consequently, there is no assurance the value realized will be at or near the value estimated above.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

    This table shows information regarding the number and value of options exercised in 2002 and the number and value of options held at year-end by the Named Executives Officers.

AGGREGATE OPTION EXERCISES IN FISCAL YEAR 2002 AND 2002 YEAR-END OPTION VALUES
			Number of Securities Underlying Unexercised Options at 2002 Year-End	Value of Unexercised In-the-Money Options at 2002 Year-End
Name of Individual	Shares Acquired On Exercise	Value Realized	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Edward M. Kopko	0	$0	206,1001 / 122,667	$0 / $0
Michael C. Hellriegel	0	$0	58,7502 / 53,333	$0 / $0
R. Scott Silver-Hill	0	$0	65,0003 / 35,833	$0 / $0
Ivan Estes	0	$0	16,8344 / 41,666	$0 / $0
Michael T. McHugh	0	$0	35,8755 / 16,250	$0 / $0

1          Consists of non-qualified stock options to purchase 26,100 shares, granted in 1986 and 1987 at an option price of $6.68 per share; a currently exercisable option to purchase 90,000 shares under the 1992 Incentive Stock Option Plan, granted on August 2, 1993, at an exercise price of $2.93 per share; an option to purchase 150,000 shares under the 1992 Non-Qualified Plan, granted on December 1,
            1999, at an exercise price of $8.00 per share, of which 30,000 became exercisable on each of December 1, 2000, December 1, 2001 and
            December 1, 2002 and 30,000 will become exercisable on each of December 1, 2003 and 2004;and an option to purchase 62,667 shares under the 1992 Incentive Stock Option Plan granted on March 1, 2002, at the  exercise price of $2.12 per share, of which 20,889 will become exercisable on each of March 1, 2003, 2004 and 2005.

2          Consists of currently exercisable incentive stock options to purchase 15,000 shares granted in December 1995 at an exercise price of
            $2.92 per share; currently exercisable incentive stock options for 11,250 shares granted in January 1997 at an exercise price of $6.67 per share; currently exercisable incentive stock options for 7,500 shares granted in December 1997 at an exercise price of $11.25 per share currently exercisable incentive stock options for 15,000 shares granted in December 1998 at an exercise price of $14.58 per share; share currently exercisable incentive stock options for 30,000 shares granted in December 1999 at an exercise price of $8.00 per share; and an option to purchase 33,333 shares under the 1992 Incentive Stock Option Plan granted on March 1, 2002, at the  exercise price of $2.12 per share, of which 11,111 become exercisable on each of March 1, 2003, 2004 and 2005.

3          Consists of currently exercisable incentive stock options for 11,250 shares, granted in January 1993 at an exercise price of $2.08 per share; currently exercisable incentive stock options for 15,000 shares granted in December 1995 at an exercise price of $2.92 per share;
            currently exercisable incentive stock options for 11,250 shares granted in December 1996 at an exercise price of $6.42 per share;
            currently exercisable incentive stock options for 11,250 shares granted in December 1997 at an exercise price of $11.25 per share;
            currently exercisable incentive stock options for 11,250 shares granted in December 1998 at an exercise price of $14.58 per share;
            incentive stock options for 7,500 shares granted in February 2000 at an exercise price of $9.69 per share, of which 2,500 became exercisable on February 22, 2001 and 2002, 2,500 will become exercisable on February 22, 2003; and an option to purchase 33,333 shares under the 1992 Incentive Stock Option Plan granted on March 1, 2002, at the  exercise price of $2.12 per share, of which 11,111 become exercisable on each of March 1, 2003, 2004 and 2005.

4          Consists of currently exercisable incentive stock options for 4,500 shares, granted in December 1996 at an exercise price of $6.42 per share; currently exercisable incentive stock options for 4,500 shares granted in December 1997 at an exercise price of $11.25 per share;
            currently exercisable incentive stock options for 4,500 shares granted in April 1999 at an exercise price of $13.00 per share; incentive stock options for 5,000 shares granted in February 2000 at an exercise price of $9.69 per share, of which 1,667 became exercisable on
            February 22, 2001 and 2002, and 1,666 will become exercisable on February 22, 2003; and an option to purchase 40,000 shares under the 1992 Incentive Stock Option Plan granted on March 1, 2002, at the  exercise price of $2.12 per share, of which 13,333 become exercisable on each of March 1, 2003 and 2004, and 13,334 become exercisable on March 1, 2005.

5          Consists of currently exercisable incentive stock options for 30,000 shares, granted March 1998 at an exercise price of $14.25 per share; currently exercisable incentive stock options for 3,375 shares granted in April 1999 at an exercise price of $13.00 per share;
            incentive stock options for 3,750 shares granted in February 2000 at an exercise price of $9.69 per share, of which 1,250 became exercisable on February 22, 2001 and 2002, and 1,250 will become exercisable on February 22, 2003; and an option to purchase 15,000 shares under the 1992 Incentive Stock Option Plan granted on March 1, 2002, at the  exercise price of $2.12 per share, of which 5,000 become exercisable on each of March 1, 2003, 2004 and 2005.

Defined Benefit Plan Disclosure

    Staff employees of the Company, including the executive officers referred to in the Summary Compensation Table, are entitled to participate in the Butler Service Group, Inc. Defined Benefit Plan (the "Plan"), which is a non-contributory, defined benefit retirement plan.  Retirement benefits are computed on the basis of a specified percentage of the average monthly base compensation (during any 60 consecutive months of an employee's final 120 months of employment which results in the highest average) multiplied by the employee's years of credited service.  The Plan provides for several optional forms of benefit payment including a straight life annuity, a 50% joint and survivor annuity, a period certain annuity, and a lump sum.  Retirement benefits are in addition to benefits payable from Social Security.  Normal retirement age is 65, although benefits may begin as early as age 55 with ten years of service.  A pension benefit is vested after five years of service.

    The Defined Benefit Plan was frozen as of December 31, 1996.  As of December 31, 1996, the Named Executive Officers had the following years of credited service for retirement compensation purposes: Mr. Kopko--11, Mr. Hellriegel--15, Mr. Silver-Hill--15, Mr. Estes--6, and Mr. McHugh--0.  The following table shows the estimated annual retirement benefits payable assuming that retirement occurs at age 65.

PENSION PLAN TABLE
Average Annual Earnings for the Highest Consecutive	Years of Service
60 Months of the Last 120 Months Prior to 1/1/97	10	15	20	25

$100,000	$11,532	$17,298	$23,064	$28,830
$150,000*	$17,532	$26,298	$35,064	$43,830

*Salary limited by terms of Plan and the law to $160,000 as of January 1, 1997.  For Mr. Kopko, the compensation used for service prior to 1994 is $235,840.

    The above pensions are offset by pension equivalents from two other plans: (1) The Company sponsored Employee Stock Ownership Plan ("ESOP"); and (2) Pensions purchased from Nationwide Insurance Company due to termination of predecessor plan.  The ESOP has approximately 57,000 shares of the Company's stock.  The shares of stock were allocated to employees over seven years beginning in 1987 and ending in 1993.

    Effective January 1, 1997, a new retirement plan was implemented for staff employees, including the executive officers referred to in the Summary Compensation Table, and for certain other salaried employees.  The new plan is based on a partial Company matching contribution for staff employees and BTS salaried employees who participate in the Company's 401(k) Retirement Savings Plan.

Director Compensation

    The directors of the Company, who are not also full-time employees of the Company, receive a fee of $1,000 for attendance at each meeting of the Board of Directors and $850 per Committee meeting attended.  The cash compensation paid to the four non-employee directors combined in 2002 was $47,800.  Directors who are not also employees have participated in the 1989 Directors Stock Option Plan, the 1990 Employee Stock Purchase Plan, the 1992 Stock Option Plan for Non-Employee Directors, the 2002 Stock Incentive Plan and other option grants in prior years.

Employment Contracts and Termination of Employment and Change-in-Control Arrangement

    On December 12, 2002, as the result of the Sarbanes-Oxley Act of 2002 and management salary reductions, the Board of Directors and the Executive Compensation Committee approved the terms of a second amended and restated employment agreement (collectively, the "Employment Agreement") with Edward M. Kopko.  Under the Employment Agreement, Mr. Kopko has agreed to serve as President, Chairman of the Board and Chief Executive Officer of the Company, and in a similar capacity for the Company's subsidiaries, for a term commencing on January 1, 1991 and terminating three years after a notice of termination is given by either the Company or Mr. Kopko, subject to earlier termination in accordance with the terms of the Employment Agreement.

    The Employment Agreement provides for base compensation and annual raises of not less than five percent of the prior year's salary.  The employment agreement, however, further provides that (i) during the year 2002, Mr. Kopko's salary reflected a ten percent reduction effective September 2002: (ii) Mr. Kopko would not receive the automatic five percent salary increase for the year 2002; (iii) Mr. Kopko will not receive the automatic five percent increase for the year 2003 and (iv) Mr. Kopko will not receive the automatic five percent increase for the year 2004.  Mr. Kopko will also receive payment of a performance bonus (referred to in the Employment Agreement as an annual cash bonus) in an amount equal to five percent of the Company's operating income of $3 million or less, plus three percent of operating income above $3 million, but not less than $150,000 per quarter.  The Employment Agreement also provides for an incentive bonus based on the successful completion of management objectives and other factors.  In no event is the total annual bonus to exceed four times Mr. Kopko's base salary.

    "Operating Income" is defined in the Employment Agreement as net income of the Company's principal operating subsidiary before adjustments for Federal and State income taxes and taxes imposed at the federal/national level by foreign countries (based upon income), and excluding extraordinary items.  "Operating income" is also defined to exclude such items as corporate expense allocation from the Company and certain goodwill amortization, and to include items such as general and administrative expense and related working capital interest income and expense.

    The Employment Agreement further provides that prior to the end of the first three calendar quarters of each year, the Company shall pay to Mr. Kopko an amount equal to the sum of the following: (i) eighty percent of the Company's estimate of Mr. Kopko's performance bonus for said quarter based on the operating income of the Company, as reported to the Board of Directors for the quarter; and (ii) eighty percent of the Company's incentive bonus for said quarter, based on satisfactory progress toward completion of the management objectives.  The remaining payment will be made within ninety days of the end of the fiscal year.

    The previous employment agreement entered into between the Company and Mr. Kopko contained a performance-based bonus plan for Mr. Kopko (the "Performance Bonus Plan") which is intended to comply with the provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").  Section 162(m) generally authorizes the tax deduction of compensation in excess of $1,000,000 per taxable year payable to a chief executive officer (and certain other officers) only where such compensation is based on performance, satisfies certain other requirements, and is approved by the stockholders. The Company's stockholders approved the Performance Bonus Plan at the Company's 1999 Annual Meeting, and Mr. Kopko's compensation in excess of $1 million, except as may be modified by the December 12, 2002 amended employment agreement, is believed to be fully tax-deductible.

    Mr. Kopko is also entitled to benefits, including stock options and payment of taxes on his behalf based on imputed income. If the Company breaches its duty under the Employment Agreement, if Mr. Kopko determines in good faith that his status with the Company has been reduced, or if, after a change in control of the Company, Mr. Kopko determines in good faith that the financial prospects of the Company have significantly declined, Mr. Kopko may terminate his employment and receive all salary and bonus owed to him at that time, pro rated, plus three times the highest annual salary and bonus paid to him in the three years immediately preceding the termination.

    The Company and General Electric Capital Corporation ("GECC") on March 28, 2003, entered into a third amendment and waiver of its credit facility dated September 28, 2001 (the "GE Third Amendment"), whereby, among other things, certain scheduled amortization payments were waived and certain covenants were modified. Additionally, the GE Third Amendment provides that certain compensation payments to senior executive officers may only be paid in the form of non-cash consideration.  However, if the Company fails to pay compensation as and in the manner required by the Employment Agreement effective January 1, 1991, as amended, with Edward M. Kopko, Chairman of the Board of Directors and Chief Executive Officer of the Company, the Company will be in breach of its obligations under the Employment Agreement.  In such event, Mr. Kopko would be entitled to terminate his employment agreement and receive, among other things, termination payments equal to three times his highest annual compensation, benefits and bonus.  The Company and Mr. Kopko have entered into discussions to settle this matter.

    In January 1996, the Company entered into an employment agreement with Michael C. Hellriegel.  Mr. Hellriegel's employment agreement is terminable by either party with four months prior notice.  Mr. Hellriegel is eligible for bonuses of up to 50% of his base salary, based on the Company obtaining specified management objectives (as defined) and other factors.  The employment agreement provides that if Mr. Hellriegel's employment is terminated other than for cause, he will be entitled to four months salary.  The agreement provides that Mr. Hellriegel will not compete with the Company for a period of one year after termination of employment.

    In July 1991, the Company entered into an employment agreement with R. Scott Silver-Hill. Mr. Silver-Hill's employment agreement is terminable by either party with six months prior notice.  Mr. Silver-Hill is eligible for bonuses of up to 50% of his base salary, based on the Company obtaining specified management objectives (as defined) and other factors.  The employment agreement provides that if Mr. Silver-Hill's employment is terminated other than for cause, he will be entitled to six months salary.  The agreement provides that Mr. Silver-Hill will not compete with the Company for a period of one year after termination of employment.  Mr. Silver-Hill was notified of the Company's intentions to terminate his employment on April 18, 2003.

    In July 2001, the Company entered into an employment agreement with Ivan Estes.  Mr. Estes' employment agreement is terminable by either party with four months prior notice.  Mr. Estes is eligible for bonuses of up to 50% of his base salary, based on the Company obtaining specified management objectives (as defined) and other factors.  The employment agreement provides that if Mr. Estes' employment is terminated other than for cause, he will be entitled to four months salary.  The agreement provides that Mr. Estes will not compete with the Company for a period of one year after termination of employment.

    In April 1998, the Company entered into an employment agreement with Michael T. McHugh.  Mr. McHugh's employment agreement is terminable by either party with four months prior notice.  Mr. McHugh is eligible for bonuses of up to 50% of his base salary, based on the Company obtaining specified management objectives (as defined) and other factors.  The employment agreement provides that if Mr. McHugh's employment is terminated other than for cause, he will be entitled to four months salary.  The agreement provides that Mr. McHugh will not compete with the Company for a period of one year after termination of employment.  Mr. McHugh's last day with the Company was January 31, 2003.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

    The Audit Committee of the Board of Directors consists of Messrs. Comeau, McBreen, and Nagaswami. The Executive Compensation Committee consists of Messrs. Comeau, Frederick H. Kopko, Jr., McBreen, and Nagaswami.  The Stock Option Committee and the Section 162(m) Executive Compensation Committee of the Board of Directors consist of Messrs. Comeau and Nagaswami.

    During 2002, the Company incurred $585,000 in legal fees and expenses to McBreen & Kopko, of which Messrs. Frederick H. Kopko, Jr. and McBreen are partners.

    Under various stockholder-approved option plans and other stock purchase agreements, Messrs. Frederick H. Kopko, Jr., Hegarty and McBreen have executed primarily non-interest bearing notes payable to the Company to purchase common stock. As of December 31, 2002, $2,953,342 remained outstanding under such notes.

    Except for one note from Frederick H. Kopko, Jr., in the original amount of $201,600 with a December 31, 2002 balance of  $135,144, the full principal amount of each loan set forth above is currently outstanding and has been outstanding since the date of the loans.  The shares of the stock purchased by such individuals in connection with the loans collateralize the loans and each individual has entered into a pledge agreement and has executed a secured non-recourse promissory note.  The loans are payable on the later of the specific date set forth in such promissory notes or the date when the officer fails to remain continuously employed by the Company (or, with respect to the directors, the 30th day after the voluntary termination of the director's directorship).

    The loans to directors were made prior to the effective date of the prohibition of loans to directors under the Sarbanes-Oxley Act of 2002, and are grandfathered under such Act.

Board Compensation Committee Report on Executive Compensation

    The Executive Compensation Committee, the Stock Option Committee, and the 162(m) Executive Compensation Committee (collectively the "Committee") oversee the executive compensation policies and programs of the Company, including executive and certain non-executive officers.  The Company's executive compensation programs are intended to attract and retain qualified executives and to motivate them to achieve goals that will lead to appreciation of stockholder value.  A portion of each executive's compensation is dependent upon the Company's profitability and the appreciation in the market price of the Company's common stock.  Achievement of certain other corporate goals and individual performance objectives also impact executive compensation.

    The main components of executive compensation are: base salary, annual incentive cash bonus, and longer-term equity-based incentive compensation.  The Committee periodically reviews independent surveys, compensation trends, and competitive factors in making judgments on the appropriate compensation package for each executive employee.  The Committee's decisions also acknowledge that Butler's Retirement Program is modest compared with many other companies.

    Executive Employment Agreements: On December 12, 2002, the Board of Directors and the Executive Compensation Committee approved the terms of a second amended and restated employment agreement (collectively, the "Employment Agreement") with Edward M. Kopko.   The terms of Mr. Kopko's Employment Agreement are set forth above under " Employment Contracts and Termination of Employment and Change-in-Control Arrangement".

    Michael C. Hellriegel, the Company's Senior Vice President - Finance, Treasurer, and Chief Financial Officer entered into a new employment agreement effective January 1996, as authorized by the Committee.  R. Scott Silver-Hill, the Company's Senior Vice President - Butler International (Technical Services), entered into an employment agreement effective July 1991, as authorized by the Committee.  Ivan Estes, the Company's Senior Vice President - Butler International (Telecommunication Services), entered into an employment agreement effective March 1999, as authorized by the Committee.  Michael T. McHugh, the Company's Senior Vice President - Butler International (Information Technology Services), entered into an employment agreement effective April 1998, as authorized by the Committee The terms of these employment agreements are set forth above under " Employment Contracts and Termination of Employment and Change-in-Control Arrangement".

    Base Salary:  The salaries of the other executive and non-executive officers within the purview of the Committee are based on a periodic review of surveys of companies of comparable size and complexity.  In certain cases, the Company has hired executive talent from outside, and both base pay and other compensation elements have been determined with the guidance of the executive search firm used for that purpose.  Except for certain equity adjustments or a significant increase in responsibilities, annual salary increases are generally limited to cost of living adjustments.  In general, no salary increases were given during 2002 to executive and non-executive officers.  In September 2002, these officers also accepted a 10% pay cut.

    According to independent surveys, particularly the Watson Wyatt Data Services Compensation Surveys - All Non-Manufacturing Industries, the combined base salaries at the current run rate of the Company's officers as a group, including the Named Executive Officers, are 4.3% below the median and 12.9% below the average for their positions and company size, based on revenues.  Mr. Kopko's base salary individually is 11.7% below the median and 17.8% below the average for his position and company size.  The Wyatt Survey was used because it covers a larger number and variety of companies than the Peer Group.  The Committee believes that Mr. Kopko's total compensation as a percent of revenues is generally in line with other top executives.

    Annual Incentive Cash Bonus:  Each executive officer and certain non-executive officers are eligible to participate in an annual cash bonus plan.  A contractual agreement is reached early in the year, with each such officer to be given the opportunity to earn a cash bonus based in part on the achievement of profitability and in part on the accomplishment of several key individual, department, or business unit objectives that are believed to be vital to the Company's success.  The financial objectives are generally based on operating income of the Company as a whole, or of a business unit, division or region--rather than on target thresholds.  The mix between financial and non-financial objectives depends upon the nature of each executive's responsibilities.  An officer with bottom line responsibility typically has a greater portion of incentive bonus tied to the operating profit of his or her group.  However, all executive officers and non-executive officers have some portion of their bonus dependent upon the successful completion of non-financial objectives such as specific projects for their group and/or individually.

    The bonuses awarded in 2002 to the officers (other than the CEO) reflect the mix of corporate, department and individual performance achieved. Mr. Kopko's bonus was based primarily on the Performance Bonus Plan formula, which is a percentage of operating income as defined in his employment agreement as amended (approximately 58% of the total bonus), and the balance equal to 25% of the base salary based on the achievement of certain key objectives.  The Committee notes that neither Mr. Kopko nor the Company achieved certain of the goals previously set for 2002, such as profitable revenue growth and appreciation of the Company's share price.  Accordingly, Mr. Kopko's performance bonus was reduced in 2002 following a significant reduction in 2001.

    Despite the sharp economic downturn that especially affected our telecommunications and IT customers, as well as our partners and peers, Mr. Kopko and his management team are to be commended for those financial and non-financial goals that were achieved and for taking decisive actions.  These include lowering the Company's cost structure by eliminating more than $15 million in overhead expenses for a total of more than $40 million in cost reductions since the second quarter 2001; eliminating several senior level positions resulting in a leaner, flatter organization structure; achieving profitable sales growth in project-oriented engineering design services and higher operating income than in 2001 in all business units except Telecommunication Services; repositioning Butler to benefit from increased demand from aerospace and defense related customers; solidifying and expanding relationships with key long-standing customers; and maintaining a high level of quality services and customer satisfaction at a time when our customers continue a trend toward fewer primary suppliers.  The Committee has concluded that, as a result of these combined actions, the Company is positioned for profitable growth as the economy improves. The Committee also acknowledges the further decline in the Company's share price during 2002, as greater than the decline in both the Peer Group and the NASDAQ Index.  The continuing transformation to high technology, solutions-oriented business in both IT and telecommunications requires a longer-term perspective.

    Longer-Term Equity-Based Incentive Compensation: The Company has several longer-term, equity-based plans whose purpose is to promote the interests of the Company and its stockholders by encouraging greater management ownership of the Company's Common Stock.  Such plans provide an incentive for the creation of stockholder value over the long term, since the full benefit of the compensation package cannot be realized unless an appreciation in the price of the Company's Common Stock occurs.  Additionally, these plans strengthen the Company's ability to attract and retain experienced and knowledgeable employees over a longer period and to furnish additional incentives to those employees upon whose judgment, initiative and efforts the Company largely depends.

    These plans include the 2002 Stock Incentive Plan, which replaced the 1992 Incentive Stock Option Plan, the 1992 Non-Qualified Stock Option Plan, and the 1992 Stock Bonus Plan in April 2002, and the 1990 Employee Stock Purchase Plan.

    The Committee believes it is important that the CEO and other senior officers have a significant number of stock options whose value can provide a powerful incentive to driving the Company's bottom line and stock performance.  Stock option awards are based on an officer's level of responsibilities and expected contribution, rather than following the achievement of certain targets.  In March 2002, a total of 399,333 incentive stock options were granted to 30 officers and other individuals, including 184,333 for the Named Executive Officers.  The future value of all options will depend on the Company's success in increasing stockholder value.

    Under the 1992 Stock Bonus Plan, the Committee may make awards of stock to individuals who, in the Committee's judgment, have made significant contributions to the Company or its subsidiaries.  In March 2002, a total of 258,667 shares of the Company's common stock were granted to the Named Executive Officers.  These shares were granted under the 1992 Stock Bonus Plan.

    The 1990 Employee Stock Purchase Plan was designed to provide long-term incentive compensation to officers, directors and key employees.  The Employee Stock Purchase Plan, which made available $2.5 million for loans to such officers, directors, and key employees to purchase Company stock, rewarded such persons for, among other things, achieving long range corporate goals, achievement of targeted profitability levels that are sustained over a longer period of time, developing new growth objectives for each business unit based on analysis of market potential, developing and achieving long-range sales growth, and upgrading of technology, systems and processes.  The Company forgave certain loans in previous years.  However, since 1996, the Employee Stock Purchase Plan has been dormant as the Committee has granted no new loans under this plan and has deferred any further loan forgiveness except for a loan for approximately $31,000 that was forgiven in 2002 as a result of the retirement of a non-director executive officer.

    The Executive Compensation Committee believes that the executive compensation policies and programs serve the interests of the stockholders.  Such compensation is intended to be a function of the Company's increase in profits and share price value over a longer-term perspective.

    Internal Revenue Code Section 162(m):  Section 162(m) of the Code prevents publicly held corporations, including the Company, from taking a tax deduction for compensation paid to a "covered employee" in a taxable year to the extent that the compensation exceeds $1 million and is not qualified performance-based compensation under the Code.  Generally, covered employees are the Named Executive Officers.  At the Company's 1999 Annual Meeting, the Stockholders approved amendments to and restatements of the Company's Employee Stock Plans and the Company's Performance Bonus Plan for the President and Chief Executive Officer in compliance with Section 162(m) of the Code.  As a result, the compensation realized in connection with stock options and cash awards granted thereunder to the Chief Executive Officer, except as may be modified by the employment agreement dated December 12, 2002, and to the other Named Executive Officers thereafter is excluded from the deduction limit.  The Committee's intent is to preserve the deductibility of compensation payments and benefits to the extent reasonably practical.  The Committee, however, retains the discretion to authorize compensation that does not qualify for income tax deductibility.

EXECUTIVE COMPENSATION COMMITTEE

    Thomas F. Comeau            Frederick H. Kopko, Jr.
Hugh G. McBreen              Nikhil S. Nagaswami

Performance Graph

    The following graph compares the cumulative total return on the Company's common stock for the last five years with the cumulative total return of the NASDAQ Market Index and a self-constructed peer group of companies.  The peer group companies are CDI Corporation, Comforce Corporation, Computer Horizons Corporation, Dycom Industries, Inc., Keane, Inc., Kelly Services, Inc., Mastec, Inc., Quanta Services, Inc., RCM Technologies, Inc., and SOS Staffing Services, Inc.  The results are based on an assumed $100 invested on December 31, 1997 and the reinvestment of dividends.

Comparisons of Five-Year Total Stockholder Return
(in dollars)

Item 12. Security Ownership of Certain Beneficial Owners and Management

    As of April 1, 2003, the directors, current executive officers of the Company, all persons known by the Company to be the beneficial owners of more than 5% of the Company's outstanding common stock and/or preferred stock, and all directors and officers of the Company and its subsidiaries as a group, beneficially owned the number of shares of the Company's common stock ("Common Stock") and Series B 7% cumulative convertible preferred stock ("Series B Preferred Stock") set forth below.  Unless otherwise stated, all shares are held directly with sole voting and investment power.  The business address of the named stockholders is the address of the Company, except as otherwise noted.  Except as disclosed in the chart below, the Company knows of no other person or group owning 5% or more of any class of the Company's voting securities.

	Common Stock[1]		Series B Preferred Stock[2]		Total Equivalent Voting Rights[3]
Name	Number of Shares Beneficially Owned	Percent of Class	Number of Shares Beneficially Owned	Percent of Class	Number of Shares	Percent of Total

Edward M. Kopko	726,984[4]	6.9%	1,228,992	22.1%[5]	1,955,976	12.1%
Frederick H. Kopko, Jr.	380,953[6]	3.7%	1,319,077[7]	23.3%[5]	1,700,030	10.7%
Hugh G. McBreen	319,371[8]	3.1%	1,277,007[9]	22.6%[5]	1,596,378	10.0%
Nikhil S. Nagaswami	168,000[10]	1.6%	--	--	168,000	1.1%
Thomas F. Comeau	91,747[11]	0.9%	--	--	91,747	0.6%
John F. Hegarty	148,700[12]	1.4%	734,385[13]	13.0%[5]	883,085	5.5%
Michael C. Hellriegel	205,869[14]	2.0%	--	--	205,869	1.3%
R. Scott Silver-Hill	234,066[15]	2.3%	77,545	1.4%	311,611	2.0%
Ivan Estes	73,550[16]	0.7%	--	--	73,550	0.5%
Michael T. McHugh	55,439[17]	0.5%	--	--	55,430	0.3%
Caxton Associates L.L.C.	893,000[18]	8.8%	--	--	893,000	5.6%
Knott Partners L.P.	875,500[19]	8.6%	--	--	875,500	5.5%
Ironwood Capital Management	653,200[20]	6.4%	--	--	653,200	4.1%
Dimensional Fund Advisors	522,275[21]	5.1%	--	--	522,275	3.3%

All directors and executive officers as a group (10 persons)[22]	2,404,679[23]	21.2%	4,637,006	82.0%	7,041,685	41.4%

1          Assumes as to each person or entity the exercise of his or its options and warrants.

2          Series B Preferred Stock consists of 5,639,239 outstanding shares, has one vote per share, and is convertible into shares of Common
            Stock at a rate of 0.285 per share of Series B Preferred Stock.

3          Does not assume conversion of Series B Preferred Stock.

4          Includes 328,767 shares that may be purchased upon exercise of options granted under Butler stock option plans.

5          Messrs. Edward M. Kopko, Frederick H. Kopko, Jr., Hugh G. McBreen and John F. Hegarty have filed a Schedule 13D with respect to their purchases of Series B Preferred Stock.  The reporting persons disclaim the existence of a "group" under Section 13(d) of the
            Exchange Act.

6          Includes 90,000 shares that may be purchased upon exercise of options granted under Butler stock option plans.  The business address of Mr. Kopko is 20 North Wacker Drive, Suite 2520, Chicago, IL 60606.

7          Includes 7,634 shares by Mr. Kopko's wife (as to which Mr. Kopko disclaims beneficial ownership).

8          Includes 5,437 shares beneficially owned by Mr. McBreen's children (as to which Mr. McBreen disclaims beneficial ownership), and
            105,000 shares that may be purchased upon exercise of options granted under Butler stock option plans.  The business address of
            Mr. McBreen is 20 North Wacker Drive, Suite 2520, Chicago, IL 60606.

9          Includes 2,690 shares owned by Mr. McBreen's wife (as to which Mr. McBreen disclaims beneficial ownership).

10        Consists of 168,000 shares that may be purchased upon exercise of options granted under the 1992 Stock Option Plan for
            Non-Employee Directors.

11        Includes 48,000 shares that may be purchased upon exercise of options granted under Butler stock option plans.

12        Includes 139,200 shares that may be purchased upon exercise of options granted under Butler stock option plans.

13        Includes 110.967 shares beneficially owned by Mr. Hegarty's wife (as to which Mr. Hegarty disclaims beneficial ownership).

14        Includes 112,083 shares that may be purchased upon exercise of options granted under Butler stock option plans.

15        Includes 100,833 shares that may be purchased upon exercise of options granted under Butler stock option plans.

16        Includes 58,500 shares that may be purchased upon exercise of options granted under Butler stock option plans.

17        Includes 52,125 shares that may be purchased upon exercise of options granted under Butler stock option plans.

18        Based on publicly available information reported on February 12, 2002, Caxton Associates, L.L.C.  beneficially own 893,000 shares of the Company's common stock.  The business address of Caxton Associates, L.L.C. is c/o Prime Management Limited, Mechanics
            Building, 12 Church Street, Hamilton HM11 Bermuda.

19        Based on publicly available information reported on April 7, 2003, Knott Partners, L.P. beneficially owns 875,500 shares of the
            Company's Common Stock.  The business address of Knott Partners, L.P. is 485 Underhill Boulevard,  Syosset, NY 11791.

20        Based on publicly available information reported on March 14, 2003, Ironwood Capital Management, LLC beneficially owns 653,200 shares of the Company's common stock.  The business address of Ironwood Management, LLC is 21 Custom House Street, Boston
            MA 02110.

21        Based on publicly available information reported on February 7, 2003, Dimensional Fund Advisors, Inc. beneficially owns 522,275 shares of the Company's common stock.  The business address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th
             Floor, Santa Monica, CA 90401.

22        Includes the executive officers of the Company and its principal subsidiaries.

23        Includes 1,202,508 shares that may be purchased upon exercise of options granted under Butler stock option plans.

Item 13. Certain Relationships and Related Transactions

    Under various approved stockholder option plans and stock purchase agreements, Edward M. Kopko has executed non-recourse, non-interest bearing notes to the Company to purchase common stock.  The shares of the stock purchased by Mr. Kopko in connection with the loans collateralize the loans and Mr. Kopko has entered into a pledge agreement and has executed a secured non-recourse promissory note.  The loans are payable on the later of the specific date set forth in such promissory notes or the date when Mr. Kopko fails to remain continuously employed by the Company.  The outstanding aggregate balance of the loans for stock purchases on December 31, 2002 and the largest aggregate principal amount of the loans outstanding during 2002 was $1,616,977.  Additionally, in 1999, the Company provided Mr. Kopko with a non-interest bearing loan in the amount of $822,441 to enable him to meet his tax obligation on options exercised in that year.  The full principal amount of this loan is currently outstanding and has been outstanding since the date of the loan.  Also, the Company has advanced amounts to Mr. Kopko against his future bonuses.  The outstanding aggregate balance of the advances to Mr. Kopko on December 31, 2002 and the largest aggregate amount of advances outstanding during 2002 was $654,853.

    Indebtedness of directors is included in item 11 under "Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions".

    The loans to executives and directors were made prior to the effective date of the prohibition of loans to directors and executive officers under the Sarbanes-Oxley Act of 2002, and are grandfathered under such Act.

    Since 1994, the Company has provided payroll and administrative services to Chief Executive Magazine, Inc. ("Chief Executive").  During 2001, Edward M. Kopko, the Company's Chairman, became the chairman of the board of directors of Chief Executive.  Total payroll and administrative services provided to Chief Executive totaled $5.1 million in 2002.  Included in accounts receivable at December 31, 2002 are $5.9 million due from Chief Executive.  In addition, at December 31, 2002, Chief Executive has note payable to the Company of $1.3 million, which is included in the other current assets.  The note bears interest at three hundred basis points above the prime rate (7.25% at December 31, 2002) and included accrued interest of $122,000 at December 31, 2002.  In 2002, due to the continuing deterioration of the financial condition of Chief Executive, the Company increased its allowance for doubtful accounts and notes by $3.7 million to cover its estimated losses resulting from Chief Executive's inability to make required payments.  The Company performs ongoing reviews of Chief Executive's profitability and market value as well as that of other publishing organizations.  The Company believes that the need for the additional allowance is reflective of the economic downturn in the publishing industry.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2003	BUTLER INTERNATIONAL, INC.
(Registrant)

By: /s/Edward M. Kopko
Edward M. Kopko, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Edward M. Kopko	Chairman of the Board of	April 30, 2003
Edward M. Kopko	Directors and CEO
(Principal Executive Officer)

/s/Michael C. Hellriegel	Senior Vice President	April 30, 2003
Michael C. Hellriegel	and Chief Financial Officer

/s/Thomas F. Comeau	Director	April 30, 2003
Thomas F. Comeau

/s/Frederick H. Kopko, Jr.	Director	April 30, 2003
Frederick H. Kopko, Jr.

/s/Hugh G. McBreen	Director	April 30, 2003
Hugh G. McBreen

/s/Nikhil S. Nagaswami	Director	April 30, 2003
Nikhil S. Nagaswami

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Edward M. Kopko, certify that:

1.        I have reviewed this annual report on Form 10-K/A of Butler International, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        [not applicable];

4.        [not applicable];

5.        [not applicable];

6.        [not applicable].

Date: April 30, 2003	/s/ Edward M. Kopko
Edward M. Kopko
Chairman of the Board of Directors
and Chief Executive Officer

CERTIFICATION

I, Michael C. Hellriegel, certify that:

1.        I have reviewed this annual report on Form 10-K/A of Butler International, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        [not applicable];

4.        [not applicable];

5.        [not applicable];

6.        [not applicable].

Date: April 30, 2003	/s/ Michael C. Hellriegel
Michael C. Hellriegel
Senior Vice President
and Chief Financial Officer