Form 10-Q
period 2003-03-31
BUTLER INTERNATIONAL INC /MD/
filed 2003-05-20
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Shares Outstanding May 1, 2003
Common stock, $0.001 par value	10,168,391

	BUTLER INTERNATIONAL, INC.
	Form 10-Q for Period Ended March 31, 2003
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	at March 31, 2003 (unaudited) and December 31, 2002	3

	Consolidated Statements of Operations
	for the three-month periods ended March 31, 2003 and 2002 (unaudited)	4

	Consolidated Statements of Cash Flows
	for the three-month periods ended March 31, 2003 and 2002 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

Certifications		18

Exhibit Index		20

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BUTLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of
	March 31,	December 31,
	2003	2002
	(unaudited)
ASSETS
Current assets:
Cash	$ 2,806	$ 1,106
Accounts receivable, net	40,775	40,080
Inventories	100	95
Other current assets	9,949	10,252
Total current assets	53,630	51,533

Property and equipment, net	13,890	14,633
Other assets	5,051	4,676
Goodwill	46,330	46,330

Total assets	$ 118,901	$ 117,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 22,150	$ 19,909
Current portion of long-term debt	5,329	5,249
Total current liabilities	27,479	25,158

Revolving credit facility	21,231	19,982
Other long-term debt	37,896	37,909
Other long-term liabilities	3,092	3,115
Commitments and contingencies (see note 6)

Stockholders' equity:
Series B 7% Cumulative Convertible Preferred Stock: par value $0.001 per share, authorized 15,000,000, issued 5,653,239 in 2003 and 2002;
Liquidation preference $5,653 in 2003 and 2002	6	6
Common stock: par value $0.001 per share, authorized
125,000,000; issued 10,183,864 in 2003 and 2002;
outstanding 10,168,391 in 2003 and 2002	10	10
Additional paid-in capital	97,188	97,183
Receivables from stockholders	(5,906)	(5,906)
Accumulated deficit	(60,765)	(59,015)
Accumulated other comprehensive loss	(1,241)	(1,181)
Sub-total	29,292	31,097
Less - Treasury stock 15,473 shares in 2003 and 2002	(89)	(89)
Total stockholders' equity	29,203	31,008

Total liabilities and stockholders' equity	$ 118,901	$ 117,172

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share data)

	For the Three-Month Period
	Ended March 31,
	2003	2002
	(unaudited)	(unaudited)

Net sales	$ 55,500	$ 71,492
Cost of sales	45,845	57,591
Gross margin	9,655	13,901

Depreciation and amortization	860	1,128
Selling, general and administrative expenses	9,740	13,113
Restructuring and other charges	222	(287)
Operating loss	(1,167)	(53)

Interest expense	(1,276)	(1,332)

Loss before income taxes	(2,443)	(1,385)

Income tax benefit	(792)	(489)

Loss before cumulative effect of accounting change	(1,651)	(896)

Cumulative effect of accounting change, net of tax	-	(12,338)

Net loss	$ (1,651)	$ (13,234)

Basic loss per common share:
Loss before cumulative effect of accounting change	$ (0.17)	$ (0.10)
Cumulative effect of accounting change	-	(1.27)
Net loss	$ (0.17)	$ (1.37)

Diluted loss per common share:
Loss before cumulative effect of accounting change	$ (0.17)	$ 0.10)
Cumulative effect of accounting change	-	(1.27)
Net loss	$ (0.17)	$ (1.37)

Average number of common shares and dilutive
common share equivalents outstanding
Basic	10,168	9,753
Diluted	10,168	9,753

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three-Month Period
	Ended March 31,
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,651)	$ (13,234)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	860	1,128
Provision for bad debt	83	99
Deferred taxes	(605)	583
Amortization of deferred financing charges	190	208
Amortization of stock awards and grants	-	29
Gain on sale of equipment	(8)	-
Non-cash restructuring and other charges	-	(556)
Cumulative effect of accounting change, net of tax	-	12,338
Other changes that (used) provided cash:
Accounts receivable	(778)	963
Inventories	(5)	6
Other current assets	524	(89)
Other assets	(181)	(29)
Current liabilities	2,147	1,258
Other long term liabilities	(23)	(717)
Net cash provided by operating activities	553	1,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	8	-
Capital expenditures, net	(117)	(334)
Net cash used in investing activities	(109)	(334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under credit facility	1,249	(2,260)
Proceeds from long term debt	80	313
Repayment of long term debt	(13)	(1,075)
Net cash provided by (used in) financing activities	1,316	(3,022)

Effect of exchange rate changes on cash	(60)	(23)

Net increase (decrease) in cash	1,700	(1,392)
Cash at beginning of period	1,106	2,025

Cash at end of period	$ 2,806	$ 633

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

  BASIS OF PRESENTATION:

  The accompanying unaudited condensed consolidated financial statements of Butler International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes (see Note 4) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 due to seasonal and other factors. In order to maintain consistency and comparability between periods presented, certain prior period amounts have been reclassified to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statement and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  DESCRIPTION OF BUSINESS AND SEGMENT INFORMATION:

  The Company provides outsourcing, project management and technical staff augmentation services in technical, information technology, and telecommunications disciplines including: engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software quality assurance testing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation. The Company also provides fleet maintenance and repair services to major ground fleet-holders nationwide. These services are provided through three ISO 9002 certified business segments: Technical Group, Information Technology Solutions, and Telecommunications Service.

  The Company discloses segment information in accordance with Statements of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers and material countries in which the entity holds assets and reports revenues. The operating segments reported below are the segments of the Company for which operating results are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 3. Intersegment sales are not significant.

  Net sales and operating profits by segment were:

	For the Three-Month
	Period Ended March 31,
	2003	2002
Sales:
Technical Group	$ 34,591	$ 35,159
Telecom Services	14,210	25,045
Technology Solutions	6,432	10,604
Unallocated amount	267	684
Consolidated Total	$ 55,500	$ 71,492

Operating Loss:
Technical Group	$ 2,360	$ 2,726
Telecom Services	337	1,066
Technology Solutions	491	854
Restructuring and other charges	(222)	287
Unallocated amounts	(4,133)	(4,986)
Consolidated Total	$ (1,167)	$ (53)

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

  The Company's assets are reviewed by management on a consolidated basis because it is not meaningful to allocate assets to the various segments. The Company evaluates segment performance based on revenues and operating profits. The Company does not allocate income taxes or charges determined to be non-recurring in nature, such as restructuring and impairment charges. Unallocated amounts of operating loss consist of corporate expenses, and certain general and administrative expenses from field operations.

  The Company primarily operates in the United States. The Technical Group operations include the results of its United Kingdom ("UK") and India subsidiaries. Sales from the UK and India operations were approximately $6.0 million and $3.3 million for the three-month period ended March 31, 2003 and 2002, respectively. Operating profits from the UK subsidiary were approximately $183,000 and $105,000 for the three-month period ended March 31, 2003 and 2002, respectively. Operating profit from the India subsidiary was approximately $86,000 for the three-month period ended March 31, 2003 compared to an operating loss of approximately $13,000 for the same period in 2002.

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Goodwill

  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." and as a result, goodwill is no longer being amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. There were no changes in the carrying amount of goodwill during the three-month period ended March 31, 2003.

  Stock-based Compensation

  The Company accounts for employee stock options using the intrinsic value method in accordance with using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has recognized no compensation expense related to employee stock options for any year shown, since options are always granted at a price equal to the market price on the day of grant. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company also adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period presented.

	For the Three-Month
	Period Ended March 31,
	2003	2002
Net loss:
As reported	$ (1,651)	$ 13,234)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(101)	(114)
Pro forma	$ (1,752)	$ (13,348)
Basis and diluted loss share:
As reported	$ (0.17)	$ (1.37)
Pro forma	(0.18)	(1.38)

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

  No options were granted during the three-month period ended March 31, 2003. The fair value of each option granted in 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 5.26%; expected life of 6.9 years; and expect volatility rate of 87.52%.

  Earnings Per Share

  The following table presents the computation of basis and diluted earnings per common share:

	For the Three-Month
	Period Ended March 31,
	2003	2002
Basic Earnings per Share:
Net loss	$ (1,651)	$ (13,234)
Preferred dividends	(99)	(97)
Loss available to
common shareholders	(1,750)	(13,331)
Weighted average common
shares outstanding	10,168	9,753
Basic loss per
common share	$ (0.17)	$ (1.37)

Diluted Earnings per Share:
Net loss	$ (1,651)	$ (13,234)
Preferred dividends	(99)	(97)
Loss available to common
shareholders assuming conversion	(1,750)	(13,331)
Weighted average common
shares outstanding	10,168	9,753
Diluted loss per
common share	$ (0.17)	$ (1.37)

  The Company presents both basic and diluted earnings/(loss) per common share amounts. Basic earnings/(loss) per common share is calculated by dividing net income/(loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share is calculated by dividing net income/(loss) by the sum of the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Accordingly, 464,583 common equivalent shares have been excluded from the calculations of diluted loss per share for the period ended March 31, 2002. There were no common stock equivalents outstanding at March 31, 2003. The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation. For the three-month periods ended March 31, 2003 and 2002, there were options and warrants totaling 1,509,208 and 1,135,500, respectively, where the exercise price was greater than the average market price of the common shares and, therefore, were excluded from the computation of diluted loss per share.

  ACCOUNTING CHANGES:

  Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This Statement establishes accounting standards for the recognition and measurement of an asset retirement obligation and associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. Adoption of this statement had no impact on the Company's consolidated results of operations and financial position.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

  Effective January 1, 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions should be accounted for in the same manner as sale-leaseback transactions. Adoption of this statement had no impact on the Company's consolidated results of operations and financial position.

  Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and is effective for the company for exit or disposal activities initiated after December 31, 2002. Adoption of this statement had no impact on the Company's consolidated results of operations and financial position.

  Effective January 1, 2003, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities. The resulting disclosure provisions are effective for year-end 2002 and such disclosures are provided in Note 7 to the Company's 2002 Annual Report on Form 10K. Recognition and measurement provisions become effective for guarantees issued or modified after December 31, 2002. Adoption of this Interpretation had no impact on the Company's consolidated results of operations and financial position.

  In January 2003, the FASB issued FASB Interpretation No.46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. Adoption of this statement had no impact on the Company's consolidated results of operations and financial position.

  COMPREHENSIVE INCOME:

  The following table sets forth the components of comprehensive loss, net of tax:

	For the Three-Month
	Period Ended March 31,
	2003	2002
Net loss	$ (1,651)	$ 13,234)
Other comprehensive income/(loss), net of tax:
Unrealized gain on interest rate swap	-	30
Foreign currency translation adjustments	(60)	(23)
Other comprehensive income/(loss)	(60)	7
Comprehensive loss	$ (1,711)	$ (13,227)

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

  CONTINGENCIES:

  As disclosed in Note 22 to the Company's 2002 Annual Report on Form 10K, on March 27, 2003, the Company entered into the Third Amendment and Waiver Agreement with General Electric Capital Corporation ("GECC"). The agreement, among other things, stipulated that current-year senior management bonuses may not be paid in cash. In accordance with such agreement, the Company did not pay first quarter bonuses, including those bonuses it is contractually obligated to pay. Based upon the current agreement with GECC, the Company will not pay quarterly or year-end cash bonuses for the rest of year.

  On May 12, 2003, Edward M. Kopko, Chairman and Chief Executive Officer, notified the Company of an alleged breach in its financial obligations to him, by virtue of the non-payment of his guaranteed bonus which was due within thirty days after the end of the first quarter. Under the terms of his employment agreement upon such an event, Mr. Kopko is entitled to terminate his employment agreement and receive, among other things, termination payments equal to three times his highest annual compensation, benefits and bonus.  Mr. Kopko has made a claim of $6.3 million.

  In an anticipation of a settlement of his claim, Mr. Kopko has informed the Company of his intention to voluntarily remain in the employ of the Company and shall continue to perform his duties as President, Chairman of the Board and Chief Executive Officer of the Company, provided that the Company comply with all its obligations under his employment agreement subsequent to April 1, 2003. Consequently, Mr. Kopko shall, for a period of sixty days, refrain from exercising any rights or remedies he may have to allow the parties to reach a settlement.

  Given the recent receipt of this claim, the Company has not had sufficient time to fully review its remedies in this matter.  Additionally, as of the date of this filing, Mr. Kopko has not officially terminated his employment contract, which would give rise to the obligations included in his claim.  Therefore, the outcome including the amount of any settlement of such claim is uncertain at this time.  Consequently, the Company has not recorded a liability for this claim.  As a precaution, the Company has requested and received a waiver from GECC for any financial covenant impact from such claim by Mr. Kopko.

  The Board of Directors is currently in negotiations with Mr. Kopko in an attempt to settle this matter.

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

  RESTRUCTURING AND OTHER CHARGES:

  In April 2001, the Company announced a Company-wide cost reduction plan. The Company recorded restructuring and other charges totaling $4,636,000 and $9,314,000 during 2002 and 2001, respectively. These charges were for costs incurred to eliminate excess capacity, reduce both staff and service delivery personnel in all of the Company's business units, the closing of certain unprofitable locations, the termination of unprofitable contracts and the elimination of unnecessary equipment. As a result of the restructuring, a total of 166 and 389 employees were terminated in 2002 and 2001, respectively. During the first quarter of 2003, the Company recorded additional charge of $222,000 related to the termination of an additional 22 employees.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

  The following presents a reconciliation of the original restructuring components of the 2002 and 2001 charges to the balance remaining at March 31, 2003, which is included in accounts payable and accrued liabilities ($751,000) and in other long-term liabilities ($405,000):

	Balance at				Balance at
	December 31,	Additional			March 31,
	2002	Charges	Adjustments	Payments	2003
Severance and other
employee costs	$ 557	$ 222	$ -	$ (490)	$ 289
Facility closing costs	1,046	-	-	(179)	867
Total restructuring	$ 1,603	$ 222	$ -	$ (669)	$ 1,156

  SUBSEQUENT EVENTS:

As disclosed in Note 22 to the Company's 2002 Annual Report on Form 10K, in March 2003, the Company announced that it had begun negotiations for the possible sale of certain of its international operations. Operating results for its international businesses are included in the Technical Group segment (see Note 2). Negotiations are continuing.

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

    In the financial review that follows, we discuss the Company's results of operations, financial condition and certain other information. Certain statements in this report may constitute "forward-looking" statements within the meaning of the Private Litigation Reform Act of 1995. Words such as "expects," "intends," "plans," "projects," "believes," "estimates," and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The actual results and future trends may differ materially depending on a variety of factors, including, without limitation: (i) unemployment and general economic conditions associated with the provision of engineering services and solutions and placement of temporary staffing personnel, particularly in the telecommunication services and information technology divisions; (ii) possible additional gross margin pressure; (iii) possible slowdown in accounts receivable collections; (iv) possible loss of key employees; (v) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (vi) possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect of a decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets which it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations including legal requirements associated with the definition of independent contractors; (xv) predictions as to the future need for the Company's services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, and (xviii) other economic, competitive and governmental factors affecting the Company's operations, markets and services. Additional information regarding these factors is contained in the Company's SEC filings, including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

    This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and footnotes thereto and the audited consolidated financial statement and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

    The Company recorded a net loss of $1.7 million, or $0.17 per share for the quarter ended March 31, 2003 as compared to a loss of $13.2 million, or $1.37 per share for the quarter ended March 31, 2002. The prior year quarter net loss included a $12.3 million goodwill impairment charge related to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Exclusive of such charge, the current quarter net loss of $1.7 million would have compared with a net loss of $0.9 million or $0.10 per share last year.

        The principle causes of the increased net loss were volume and markup percentage decreases, which resulted in a gross margin reduction of $4.2 million. Net sales for the current year quarter ended March 31, 2003 were $55.5 million, a decrease of $16.0 million or 22% compared with the same period in 2002. On a year-on-year basis, gross margin percentages declined to 17.4% in the current quarter from 19.4% in the prior year.

    The majority of both the volume and markup reductions were reported by the Company's Telecommunications Services operation, although sales in the Technology Solutions business unit also sustained a steep decline. Net sales for the first quarter 2003 for Telecommunication Services decreased by $10.8 million while sales for the Technology Solutions decreased by $4.2 million. The decrease experienced in the Telecommunications reflects the continuing trend of the general telecommunications marketplace. The Company began to feel the effects of this downturn in the third quarter of 2001, continuing through the first quarter of the current year. The reduction in volume in the Technology Solutions operation also reflects a trend of lower demand for IT staffing services. The overall reduction in gross margin percentage since last year is related to the volume decreases in both Telecommunications Services and Technology Solutions. This is due to historically higher margins enjoyed by those operations. Sales of the Technical Group were also down, declining by $0.6 million or 2% since the prior year quarter.

    As a result of continuing cost reduction programs to eliminate excess capacity and unnecessary equipment, reduce support and administrative staff and close unprofitable locations, the Company has significantly reduced its operating costs although not sufficiently to offset the decline in the gross margin. Depreciation expense decreased by $0.3 million or 24% and selling, general and administrative ("SG&A") expenses were cut by $3.4 million or 26%. The decrease in SG&A expenses in the first quarter 2003 compared with the first quarter 2002 principally reflects the impact of headcount reductions ($3.1 million) and a decline in discretionary spending for equipment and office expense ($0.2 million) and travel ($0.1 million).

    Management continues to seek ways of reducing costs in its operations. During the current quarter, the Company recorded additional restructuring charges of $0.2 million, which were related to severance costs incurred in the quarter. This compares to restructuring charges in the prior year quarter of $0.2 million for severance costs, offset by the reversal of $0.5 million of previously recorded charges due to the termination of certain facility lease obligations earlier than had been expected.

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

    The Company performed the transitional goodwill impairment test. The Company determined the implied fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. This evaluation indicated that goodwill recorded in the Technology Solutions segment was impaired as of January 1, 2002. The primary factor resulting in the impairment charge was the continuing difficult economic environment in the information technology sector. Accordingly, the Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. There were no changes in the carrying amount of goodwill during the three-month period ended March 31, 2003.

    As disclosed in Note 22 to the Company's 2002 Annual Report on Form 10K, on March 27, 2003, the Company entered into the Third Amendment and Waiver Agreement with General Electric Capital Corporation ("GECC"). The agreement, among other things, stipulated that current-year senior management bonuses may not be paid in cash. In accordance with such agreement, the Company did not pay first quarter bonuses, including those bonuses it is contractually obligated to pay. Based upon the current agreement with GECC, the Company will not pay quarterly or year-end cash bonuses for the rest of year.

    On May 12, 2003, Edward M. Kopko, Chairman and Chief Executive Officer, notified the Company of an alleged breach in its financial obligations to him, by virtue of the non-payment of his guaranteed bonus which was due within thirty days after the end of the first quarter. Under the terms of his employment agreement upon such an event, Mr. Kopko is entitled to terminate his employment agreement and receive, among other things, termination payments equal to three times his highest annual compensation, benefits and bonus.  Mr. Kopko has made a claim of $6.3 million.

    In an anticipation of a settlement of his claim, Mr. Kopko has informed the Company of his intention to voluntarily remain in the employ of the Company and shall continue to perform his duties as President, Chairman of the Board and Chief Executive Officer of the Company, provided that the Company comply with all its obligations under his employment agreement subsequent to April 1, 2003. Consequently, Mr. Kopko shall, for a period of sixty days, refrain from exercising any rights or remedies he may have to allow the parties to reach a settlement.

    Given the recent receipt of this claim, the Company has not had sufficient time to fully review its remedies and/or defenses in this matter.  Additionally, as of the date of this filing, Mr. Kopko has not officially terminated his employment contract, which would give rise to the obligations included in his claim.  Therefore, the outcome including the amount of any settlement of such claim is uncertain at this time.  Consequently, the Company has not recorded a liability for this claim.  As a precaution, the Company has requested and received a waiver from GECC for any financial covenant impact from such claim by Mr. Kopko.

    The Board of Directors is currently in negotiations with Mr. Kopko in an attempt to settle this matter.

Subsequent Events

    In March 2003, the Company announced that it had begun negotiations for the possible sale of certain of its international operations. Operating results of its international business are included in the Technical Group segment (see Note 1 to the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of funds are generated from operations and borrowings under its credit facility with GECC. The Company has a revolving credit facility and two term loans with GECC. Availability under the revolving credit facility is based upon the amount of eligible receivables. As of March 31, 2003, $21.2 million was outstanding under the revolving credit facility, and an additional $3.2 million was used to collateralize letters of credit. Proceeds from the revolving credit facility combined with operating cash flow are used by the Company to finance its internal business growth, working capital, capital expenditures and term loan amortization. The March 31, 2003 balances outstanding under GECC Term Loan A and B were $17 million and $18 million, respectively. The GECC credit facility excludes the U.K. operation, which has its own £1.5 million ($2.4 million) facility. As of March 31, 2003, there was £0.8 million ($1.3 million). The Company also has a ten-year mortgage for its corporate office facility with a balance of $6.9 million at March 31, 2003.

    The Company is in compliance with required affirmative and financial covenants, as amended. The Fourth Amendment and Waiver Agreement with GECC was granted to cover the impact of the Chairman and Chief Executive Officer's contract dispute, if any.

    Management believes that the combination of cash flows from operations, tax refunds, anticipated asset sales and availability under the Credit Facility will be sufficient to meet the Company's foreseeable cash requirements. It should be noted however that a continuation of losses of the magnitude experienced in 2002 would require the Company to seek alternative or additional financing sources. Management believes that there will be an improvement in operating cash flow in the latter part of fiscal 2003.

Operating Activities

    In the first quarter 2003 cash provided by operation was $0.6 million as compared to $2.0 million for the same period in 2002. The decrease resulted primarily from higher accounts receivable and account payable balances in 2003.

Investing Activities

    The Company reduced capital expenditures to $0.1 million in the current quarter to preserve liquidity, compared to $0.3 million in prior year quarter. The Company uses operating leases for most computer and other office equipment.

Financing Activities

    The Company increased its borrowings under the GECC credit facility to fund higher account receivable balance.

    The Company's revolving credit facility is scheduled to expire in September 2004. The Company plans to renew or extend this facility prior to its scheduled expiration. The Company has standby letters of credit in the amount of $1.9 million as collateral against its insurance program. These letters of credit are renewed annually. The Company also has a $1.3 million letter of credit associated with its mortgage note.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

    The Company's international operations are directed from offices in the United Kingdom and Hyderabad, India. International operations accounted for approximately 11.0% of the Company's sales for the three months ended March 31, 2003, principally from the United Kingdom. In the first three months of 2003, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

Item 4. Controls and Procedures

    The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures within 90 days prior to the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14 (c) under the Security Exchange Act) are effective in ensuring that all material information required to be filed in this quarterly report is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure requirements under the Security Exchange Act of 1934. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

    On April 2, 2003, the motions filed by the Company and the four individual defendants to dismiss the complaint were denied.

Item 2. Changes in Securities

    None

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

  Exhibit Index is included after signatures. New exhibits, listed as follows, are attached:
Exhibit No.	Description

10.36(d)	Fourth Amendment and Waiver, dated May 14, 2003, between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.36(d)

10.55*	Notification of Default Letter date May 12, 2003 to Board of Directors, Butler International, Inc. regarding Edward M. Kopko's employment agreement, filed herewith as Exhibit 10.55

* Denotes compensatory plan, compensation arrangement, or management contract.

  Reports on Form 8-K.

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2003	BUTLER INTERNATIONAL, INC.
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

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4.        The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b.       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c.        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing similar functions):

            a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

            b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.        The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ Edward M. Kopko
Edward M. Kopko
Chairman of the Board of Directors
and Chief Executive Officer

CERTIFICATION

                I, Michael C. Hellriegel, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Butler International, Inc.;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4.        The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b.       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c.        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing similar functions):

            a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

            b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.        The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ Michael C. Hellriegel
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

10.20(a)*

Second Amended and Restated Employment Agreement, dated December 12, 2002 among Butler International, Inc., Butler Service Group, Inc. and Edward M. Kopko, filed as exhibit 10.20(a) to the 2002 Form 10-K and hereby incorporated by reference.

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

10.36(c)

Third Amendment and Waiver, dated March 27, 2003, between Butler Service Group, Inc. and General Electric Corporation, filed as Exhibit 10.36(c) to the 2002 Form 10-K and hereby incorporated by reference.

10.36(d)	Fourth Amendment and Waiver, dated May 14, 2003, between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.36(d).

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

10.55*	Notification of Default Letter date May 12, 2003 to Board of Directors, Butler International, Inc. regarding Edward M. Kopko's employment agreement, filed herewith as Exhibit 10.55

* Denotes compensatory plan, compensation arrangement, or management contract.