Form 10-Q
period 2003-06-30
BUTLER INTERNATIONAL INC /MD/
filed 2003-08-18
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Shares Outstanding August 1, 2003
Common stock, $0.001 par value	10,168,391

	BUTLER INTERNATIONAL, INC.
	Form 10-Q for Period Ended June 30, 2003
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	at June 30, 2003 (unaudited) and December 31, 2002	3

	Consolidated Statements of Operations
	for the three-month periods ended June 30, 2003 and 2002 (unaudited)	4

	Consolidated Statements of Operations
	for the six-month periods ended June 30, 2003 and 2002 (unaudited)	5

	Consolidated Statements of Cash Flows
	for the three-month periods ended June 30, 2003 and 2002 (unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Conditions	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	20

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures		21

Exhibit Index		23

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BUTLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of
	June 30,	December 31,
	2003	2002
	(unaudited)
ASSETS
Current assets:
Cash	$ 2,654	$ 1,106
Accounts receivable, net	32,896	40,080
Inventories	77	95
Other current assets	7,252	10,252
Total current assets	42,879	51,533

Property and equipment, net	12,717	14,633
Other assets	10,114	4,676
Goodwill	33,999	46,330

Total assets	$ 99,709	$ 117,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 19,968	$ 19,909
Current portion of long-term debt	4,074	5,249
Total current liabilities	24,042	25,158

Revolving credit facility	15,836	19,982
Other long-term debt	37,874	37,909
Other long-term liabilities	5,383	3,115
Commitments and contingencies (see note 6)

Stockholders' equity:
Series B 7% Cumulative Convertible Preferred Stock: par value $0.001 per share, authorized 15,000,000, issued 5,694,146 in 2003 and 5,653,239
in 2002; Liquidation preference $5,694 in 2003 and $5,653 in 2002	6	6
Common stock: par value $0.001 per share, authorized
125,000,000; issued 10,183,864 in 2003 and 2002;
outstanding 10,168,391 in 2003 and 2002	10	10
Additional paid-in capital	97,224	97,183
Receivables from stockholders	(5,906)	(5,906)
Accumulated deficit	(73,905)	(59,015)
Accumulated other comprehensive loss	(766)	(1,181)
Sub-total	16,663	31,097
Less - Treasury stock 15,473 shares in 2003 and 2002	(89)	(89)
Total stockholders' equity	16,574	31,008

Total liabilities and stockholders' equity	$ 99,709	$ 117,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share data)

	For the Three-Month Period
	Ended June 30,
	2003	2002
	(unaudited)	(unaudited)

Net sales	$ 51,698	$ 64,559
Cost of sales	42,437	51,458
Gross margin	9,261	13,101

Depreciation and amortization	730	1,095
Selling, general and administrative expenses	8,653	11,894
Restructuring and other charges	2,178	1,314
Legal settlements and related costs	2,908	-
Goodwill impairment	12,331	-
Operating loss	(17,539)	(1,202)

Interest expense	(1,205)	(1,317)
Loss from continuing operations before income tax	(18,744)	(2,519)

Income tax benefit	(6,827)	(871)
Loss from continuing operations	(11,917)	(1,648)

(Loss)/income from discontinued operations, net of tax	(1,125)	96

Net loss	$ (13,042)	$ (1,552)

Earnings/(loss) per share of common stock:
Basic:
Continuing operations	$ (1.18)	$ (0.17)
Discontinued operations	(0.11)	0.01
	$ (1.29)	$ (0.16)
Assuming dilution:
Continuing operations	$ (1.18)	$ (0.17)
Discontinued operations	(0.11)	0.01
	$ (1.29)	$ (0.16)

Average number of common shares and
common share equivalents outstanding:
Basic	10,168	10,045
Assuming dilution	10,168	10,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share data)

	For the Six-Month Period
	Ended June 30,
	2003	2002
	(unaudited)	(unaudited)

Net sales	$ 101,197	$ 132,731
Cost of sales	83,183	106,333
Gross margin	18,014	26,398

Depreciation and amortization	1,575	2,213
Selling, general and administrative expenses	17,690	24,519
Restructuring and other charges	2,400	1,027
Legal settlements and related costs	2,908	-
Goodwill impairment	12,331	-
Operating loss	(18,890)	(1,361)

Interest expense	(2,468)	(2,646)
Loss from continuing operations before income tax	(21,358)	(4,007)

Income tax benefit	(7,615)	(1,415)
Loss from continuing operations before
cumulative effect of accounting change	(13,743)	(2,592)

Cumulative effect of accounting change, net of tax	-	(12,338)
Loss from continuing operations	(13,743)	(14,930)

(Loss)/income from discontinued operations, net of tax	(950)	143

Net loss	$ (14,693)	$ (14,787)

Earnings/(loss) per share of common stock:
Basic:
Continuing operations before cumulative effect of accounting change	$ (1.37)	$ (0.28)
Cumulative effect of accounting change	-	(1.24)
Discontinued operations	(0.09)	0.01
	$ (1.46)	$ (1.51)
Assuming dilution:
Continuing operations before cumulative effect of accounting change	$ (1.37)	$ (0.28)
Cumulative effect of accounting change	-	(1.24)
Discontinued operations	(0.09)	0.01
	$ (1.46)	$ (1.51)

Average number of common shares and
common share equivalents outstanding:
Basic	10,168	9,900
Assuming dilution	10,168	9,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six-Month Period
	Ended June 30,
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$ (13,743)	$ (14,930)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	1,575	2,213
Provision for bad debt	423	(645)
Deferred taxes	(5,891)	613
Amortization of deferred financing charges	384	424
Amortization of stock awards and grants	-	202
Gain on sale of equipment	(17)	-
Non-cash restructuring and other charges	538	(526)
Goodwill impairment loss	12,331	-
Cumulative effect of accounting change, net of tax	-	12,338
Other changes that (used) provided cash:
Accounts receivable	2,900	9,045
Inventories	18	11
Other current assets	1,834	2,628
Other assets	(133)	468
Current liabilities	1,346	(2,018)
Other long term liabilities	2,268	-
Net cash provided by operating activities	3,833	9,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	23	-
Capital expenditures, net	(336)	(533)
Divestiture of business	1,235	-
Net cash provided by/(used in) investing activities	922	(533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under credit facility	(4,146)	(7,709)
Repayment of long term debt	(35)	(2,154)
Financing fees paid	(36)	-
Cash dividends on preferred shares	(157)	(93)
Net proceeds from exercise of stock options	-	5
Issuances of treasury shares	-	184
Net cash used in financing activities	(4,374)	(9,767)

Effect of exchange rate changes on cash	(2)	(29)
Net cash provided by discontinued operations	1,169	186
Net increase/(decrease) in cash	1,548	(320)
Cash at beginning of period	1,106	2,025

Cash at end of period	$ 2,654	$ 1,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.       BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Butler International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes (see Note 4) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements.  On May 30, 2003, the Company sold its United Kingdom based staffing operations ("UK Operations").  See Note 8, Discontinued Operations.  The UK Operations were part of the Company's Technical Group reporting segment.  The UK Operations are accounted for as a discontinued operation under U.S. GAAP and therefore, the UK Operations' results of operations and cash flows have been removed from the Company's results of continuing operations and cash flows for all periods presented.  Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 due to seasonal and other factors.  In order to maintain consistency and comparability between periods presented, certain prior period amounts have been reclassified to conform to the current period presentation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statement and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.       DESCRIPTION OF BUSINESS AND SEGMENT INFORMATION:

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

The Company discloses segment information in accordance with Statements of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers and material countries in which the entity holds assets and reports revenues.  The operating segments reported below are the segments of the Company for which operating results are evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 3.  Intersegment sales are not significant.  The operating results for the Technology Solutions segment includes a goodwill impairment charge of approximately $12.3 million for the three-month and six-month periods ended June 30, 2003 (see Note 3).

Management reviews the Company's assets on a consolidated basis, as it is not meaningful to allocate assets to the various segments.  The Company evaluates segment performance based on revenues and operating profits.  The Company does not allocate income taxes or charges determined to be non-recurring in nature, such as restructuring and legal settlement charges.  Unallocated amounts of operating loss consist of certain shared general and administrative services, some of which may be considered corporate in nature.

The Company primarily operates in the United States.  Operations include the results of the India subsidiary.  Sales from India operations were approximately $283,000 and $461,000 for the three-month and six-month periods ended June 30, 2003, respectively and $232,000 and $299,000 for the three-month and six-month periods ended June 30, 2002, respectively.  It generated operating profits of approximately $151,000 and $237,000 for the three-month and six-month periods ended June 30, 2003, respectively, compared to operating profits of approximately $142,000 and $133,000 for the three-month and six-month periods ended June 30, 2002, respectively.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Net sales and operating profits continuing operations by segment were:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2003	2002	2003	2002
Net Sales:
Technical Group	$ 29,504	$ 32,114	$ 58,095	$ 63,954
Telecom Services	15,672	23,454	29,881	49,854
Technology Solutions	6,241	8,434	12,673	17,684
Unallocated amount	281	557	548	1,239
	$ 51,698	$ 64,559	$ 101,197	$ 132,731

Operating Loss:
Technical Group	$ 2,578	$ 2,945	$ 4,755	$ 5,740
Telecom Services	996	1,848	1,333	2,941
Technology Solutions	(11,823)	840	(11,332)	1,667
Restructuring and other charges	(2,178)	(1,314)	(2,400)	(1,027)
Legal settlements and related costs	(2,908)	-	(2,908)	-
Unallocated amounts	(4,204)	(5,521)	(8,338)	(10,682)
Consolidated Total	$ (17,539)	$ (1,202)	$ (18,890)	$ (1,361)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." and as a result, goodwill is no longer being amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.   An impairment charge is recognized when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.  On June 30, 2003, the Company performed its annual goodwill impairment test.  The Company determined the implied fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts.  This evaluation indicated that goodwill recorded in the Technology Solutions segment was impaired.  The primary factor resulting in the impairment charge was the continuing difficult economic environment in the information technology sector.  Accordingly, the Company recognized a non-cash charge of approximately $12.3 million, (approximately $7.9 million, net of tax).

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

No options were granted during the six-month period ended June 30, 2003.  The fair value of each option granted in 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 5.26%; expected life of 6.9 years; and expect volatility rate of 87.52%.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period presented.

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2003	2002	2003	2002
Net loss:
As reported	$ (13,042)	$ (1,552)	$ (14,693)	$ (14,787)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(61)	(119)	(161)	(231)
Pro forma	$ (13,103)	$ (1,671)	$ (14,854)	$ (15,018)

Basis and diluted loss per share:
As reported	$ (1.29)	$ (0.16)	$ (1.46)	$ (1.51)
Pro forma	$ (1.30)	$ (0.17)	$ (1.48)	$ (1.53)

Earnings Per Share

The following table represents the computation of basic and diluted earnings per common share from continuing operations before cumulative effect of accounting change as required by SFAS No. 128, "Earnings per Share":

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2003	2002	2003	2002
Earnings per Share - Basic:
Loss from continuing operations before
cumulative effect of accounting change	$ (11,917)	$ (1,648)	$ (13,743)	$ (2,592)
Preferred dividends	(99)	(97)	(198)	(195)
Loss for basic earnings
per share calculation	$ (12,016)	$ (1,745)	$ (13,941)	$ (2,787)

Earnings per Share - Assuming Dilution:
Loss from continuing operations before
cumulative effect of accounting change	$ (11,917)	$ (1,648)	$ (13,743)	$ (2,592)
Preferred dividends	(99)	(97)	(198)	(195)
Loss for diluted earnings
per share calculation	$ (12,016)	$ (1,745)	$ (13,941)	$ (2,787)

Weighted-average number of common
shares for earnings per share calculation:
Basic	10,168	10,045	10,168	9,900
Assuming dilution	10,168	10,045	10,168	9,900

Loss per share common from continuing
operations before cumulative
effect of accounting change:
Basic	$ (1.18)	$ (0.17)	$ (1.37)	$ (0.28)
Assuming dilution	$ (1.18)	$ (0.17)	$ (1.37)	$ (0.28)

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The Company presents both basic and diluted earnings/(loss) per common share amounts.  Basic earnings/(loss) per common share is calculated by dividing net income/(loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period.  Diluted earnings/(loss) per share is calculated by dividing net income/(loss) by the sum of the weighted average number of common and common equivalent shares outstanding during the year.  Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Accordingly, 1,622,831 and 2,024,862 common equivalent shares have been excluded from the calculations of diluted loss per share for the periods ended June 30, 2003 and 2002, respectively. The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants.  Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.  For the three-month and six-month periods ended June 30, 2003, there were options and warrants totaling 1,509,208, where the exercise price was greater than the average market price of the common shares and, therefore, were excluded from the computation of diluted loss per share.  For the three-month and six-month periods ended June 30, 2002, there were options and warrants totaling 1,279,500, where the exercise price was greater than the average market price of the common shares and, therefore, were excluded from the computation of diluted loss per share.

4.       ACCOUNTING CHANGES:

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

Effective January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections".  SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of tax, and makes certain other technical corrections.   Adoption of this statement did not have a material effect on the Company's consolidated results of operations and financial position.

Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and is effective for the Company for exit or disposal activities initiated after December 31, 2002.  Adoption of this statement did not have a material effect on the Company's consolidated results of operations and financial position.

Effective January 1, 2003, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45").  The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee.  In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities.  The resulting disclosure provisions are effective for year-end 2002 and such disclosures are provided in Note 7 to the Company's 2002 Annual Report on Form 10K.  Recognition and measurement provisions become effective for guarantees issued or modified after December 31, 2002.  Adoption of this Interpretation did not have a material effect on the Company's consolidated results of operations and financial position.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

In January 2003, the FASB issued FASB Interpretation No.46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46").  FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.  Adoption of this statement did not have a material effect on the Company's consolidated results of operations and financial position.

5.       GOODWILL:

The changes in the carrying amount of goodwill for the period ended June 30, 2003 are as follows:

	Technical	Telecom	Technology
	Group	Services	Solutions	Total
Balance at December 31, 2002	$ 18,581	$ 7,803	$ 19,946	$ 46,330
Impairment loss	-	-	(12,331)	(12,331)
Balance at June 30, 2003	$ 18,581	$ 7,803	$ 7,615	$ 33,999

6.       CONTINGENCIES:

As disclosed in Note 22 to the Company's 2002 Annual Report on Form 10K, on March 27, 2003, the Company entered into the Third Amendment and Waiver Agreement with General Electric Capital Corporation ("GECC").  The agreement, among other things, stipulated that current-year senior management bonuses may not be paid in cash.  In accordance with such agreement, the Company did not pay first quarter bonuses, including those bonuses it is contractually obligated to pay.  Based upon the current agreement with GECC, the Company will not pay quarterly or year-end cash bonuses for the rest of the year.

On May 12, 2003, Edward M. Kopko, Chairman and Chief Executive Officer, notified the Company of an alleged breach in its financial obligations to him, by virtue of the non-payment of his guaranteed bonus, which was due within thirty days after the end of the first quarter.  Under the terms of his employment agreement upon such an event, Mr. Kopko is entitled to terminate his employment agreement and receive, among other things, termination payments equal to three times his highest annual compensation, benefits and bonus.  Mr. Kopko has made a claim of $6.3 million.

In anticipation of a settlement of his claim, Mr. Kopko has informed the Company of his intention to voluntarily remain in the employ of the Company and to continue to perform his duties as President, Chairman of the Board and Chief Executive Officer of the Company, until September 15, 2003, provided that the Company comply with all its obligations under his employment agreement subsequent to April 1, 2003.  The Board of Directors is currently engaged in negotiations with Mr. Kopko in an attempt to settle this matter.  Based on these negotiations, the Company has accrued approximately $2.3 million, included in other long-term liabilities, to cover the probable costs of the settlement.  These accrued costs represent management's best estimate of the costs to settle Mr. Kopko's claim, however, the ultimate outcome is unknown and the final settlement costs could be more or less than the amounts accrued.

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

7.       RESTRUCTURING AND OTHER CHARGES:

In April 2001, the Company announced a Company-wide cost reduction plan.  The Company recorded restructuring and other charges totaling $4,636,000 and $9,314,000 during 2002 and 2001, respectively.  These charges were for costs incurred to eliminate excess capacity, reduce both staff and service delivery personnel in all of the Company's business units, the closing of certain unprofitable locations, the termination of unprofitable contracts and the elimination of unnecessary equipment.  As a result of the restructuring, a total of 166 and 389 employees were terminated in 2002 and 2001, respectively.  During the first two quarters of 2003, the Company recorded additional charge of $2,650,000 related to costs incurred to eliminate excess capacity and to close of certain locations as well as the termination of an additional 25 employees.  Also, the Company finalized certain previously recorded restructuring accruals resulting in a credit to income of $125,000.

The following presents a reconciliation of the original restructuring components of the 2003, 2002 and 2001 charges to the balance remaining at June 30, 2003, which is included in accounts payable and accrued liabilities ($1,652,000) and in other long-term liabilities ($405,000):

	Balance at				Balance at
	December 31,	Additional			June 30,
	2002	Charges	Adjustments	Payments	2003
Severance and other
employee costs	$ 557	$ 1,035	$ (104)	$ (909)	$ 579
Write-off of equipment costs	-	538	-	(538)	-
Facility closing costs	1,046	952	(21)	(499)	1,478
Total restructuring	$ 1,603	$ 2,525	$ (125)	$ (1,946)	$ 2,057

8.       DISCONTINUED OPERATIONS:

On May 30, 2003, the Company sold its UK Operations.  The total gross proceeds of the sale were $2.3 million (excluding any contingent payments based on the sold business' earnings).  The Company transferred approximately $ 1.1 million of cash as part of the UK Operations, resulting in a net cash inflow in 2003 related to the UK Operations divestiture of $1.2 million.  The loss on disposal recorded in 2003 was approximately $1.4 million, net of tax, and was recorded in (loss)/income from discontinued operations.  Summarized selected financial information for he discontinued operations is as follows:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2003	2002	2003	2002
Revenue	$ 4,233	$ 3,774	$ 10,234	$ 7,094

Income from operations, net of tax	$ 257	$ 96	$ 432	$ 143
Loss on disposal, net of tax	(1,382)	-	(1,382)	-
(Loss)/income from
discontinued operations	$ (1,125)	$ 96	$ (950)	$ 143

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

9.       COMPREHENSIVE INCOME:

The following table sets forth the components of comprehensive loss, net of tax:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2003	2002	2003	2002
Net loss	$ (13,042)	$ (1,552)	$ (14,693)	$ (14,787)
Other comprehensive income/(loss), net of tax:
Unrealized gain on interest rate swap	-	(41)	-	(11)
Foreign currency translation adjustments	(86)	70	(26)	47
Reclassification of foreign currency
translation losses realized upon sale
of UK based operations	(389)	-	(389)	-
Other comprehensive income/(loss)	(475)	29	(415)	36
Comprehensive loss	$ (13,517)	$ (1,523)	$ (15,108)	$ (14,751)

10.    RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities".  The Statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts, and for hedging activities under SFAS NO. 133.  Implementation of the amendment, which is required beginning in the third quarter of 2003, is not expected to have a significant effect on the Company's consolidated results of operations and financial position.

In May 2003, FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify instruments within its scope as a liability (or an asset in some circumstances) in the statement of financial position.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  At this time, the Company is not party to any such financial instruments as defined under SFAS No. 150, and therefore, the Company has determined that the adoption of this statement will not have a material effect on the Company's consolidated results of operations and financial position.

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

    In the financial review that follows, we discuss the Company's results of operations, financial condition and certain other information.  Certain statements in this report may constitute "forward-looking" statements within the meaning of the Private Litigation Reform Act of 1995. Words such as "expects," "intends," "plans," "projects," "believes," "estimates," and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The actual results and future trends may differ materially depending on a variety of factors, including, without limitation: (i) unemployment and general economic conditions associated with the provision of engineering services and solutions and placement of temporary staffing personnel, particularly in the telecommunication services and information technology divisions; (ii) possible additional gross margin pressure; (iii) possible slowdown in accounts receivable collections; (iv) possible loss of key employees; (v) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (vi) possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect of a decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets which it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations including legal requirements associated with the definition of independent contractors; (xv) predictions as to the future need for the Company's services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, (xviii) competition, and (xix) other economic, competitive and governmental factors affecting the Company's operations, markets and services.  Additional information regarding these factors is contained in the Company's SEC filings, including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

    This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and footnotes thereto and the audited consolidated financial statement and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

    Revenues for the current year quarter were $51.7 million down from $64.6 million in 2002.  Reduced volume in the current year quarter resulted in a lower gross margin, which was offset by a 27% decrease in selling, general and administrative (SG&A) costs.  The majority of the volume reductions were reported by the Company's Telecommunications Services operation, although sales in the Technology Solutions business unit also sustained a steep decline.  Net sales for the second quarter 2003 for Telecommunication Services decreased by $7.8 million or 33.2% while sales for the Technology Solutions decreased by $2.2 million or 26.0%.  The decrease experienced in the Telecommunications reflects the continuing trend of the general telecommunications marketplace.  The Company began to feel the effects of this downturn in the third quarter of 2001, continuing through the second quarter of the current year.  The reduction in volume in the Technology Solutions operation also reflects a trend of lower demand for IT staffing services.  Sales of the Technical Group were also down, declining by $2.6 million or 8.1% since the prior year quarter.

BUTLER INTERNATIONAL, INC.

    On a sequential quarter basis, the Company recognized its first increase in revenue and gross margin in two and a half years.  Telecommunications Services reported a 10.3% increase in revenue over the first quarter of 2003, while the Technology Group also recorded an increase.  SG&A costs were also less than that of the first quarter of this year.  As a result, each of the Company's operating divisions achieved higher operating profits excluding the goodwill impairment charge than the previous quarter.

    The net loss for the quarter was $13.0 million or $1.29 per share.  The net loss from continuing operations was $11.9 million or $1.18 per share compared with a loss of $1.6 million or $0.17 per share in the 2002 period.  The loss from discontinued operations reflects the results of the sale of the Company's United Kingdom based staffing operation.  The loss from discontinued operations, approximately $1.1 million or $0.11 per share, includes the loss on disposal of approximately $1.4 million, net of tax.

    The current year quarter included certain legal settlements and related costs as well as restructuring charges, which totaled approximately $5.1 million, on a pre-tax basis.  The 2003 quarter also included a charge related to goodwill impairment amounting to approximately $12.3 million, on a pre-tax basis.  The prior year also included restructuring charges of $1.3 million also on a pre-tax basis.  The Company considers these to be unusual items and separate from day-to-day operations.

    The legal settlement costs include an accrual for, and related costs of, settling the previously announced contract claim brought by the Company's Chairman and Chief Executive Officer, Edward M. Kopko.  Such costs totaled $2.4 million.  The Board of Directors is currently engaged in negotiations with Mr. Kopko in an attempt to settle this matter.  Based on these negotiations, the Company has accrued approximately $2.3 million to cover the probable costs of the settlement.  These accrued costs represent management's best estimate of the costs to settle Mr. Kopko's claim, however, the final settlement costs could be more or less than the amounts accrued.

    As a result of continuing cost reduction programs to eliminate excess capacity and unnecessary equipment, reduce support and administrative staff and close unprofitable locations, the Company has significantly reduced its operating costs although not sufficiently to offset the decline in the gross margin.  Depreciation expense decreased by $0.4 million or 33.3% and SG&A expenses were cut by $3.2 million or 27.2%.  Cost reduction initiatives which resulted in the reduced SG&A expenses also led to the establishment of the restructuring costs that were recorded.  During the second quarter, the Company eliminated approximately $3 million of annualized expenses, bringing the cumulative total, since the beginning of the initiative, to more than $46 million. The goodwill charge was related to the reduced business levels of the Company's Technology Solutions operation, which has been impacted by the reduced IT spending of its clients.

    On a year-to-date basis, revenues were $101.2 million down from $132.7 million in 2002 and net loss was $14.7 million or $1.46 per share.  The net loss from continuing operations was $13.7 million or $1.37 per share thus far in 2003, compared with a loss of $14.9 million or $1.52 per share in the prior year.  These results of each period included pre-tax restructuring costs of $2.4 million and $1.0 million, respectively.  Both periods also include goodwill impairment charges of $7.9 million and $12.3 million, net of tax, respectively.  The 2002 charge reflected the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", while the 2003 charge resulted from a further reduction in business levels in the Technology Solutions business unit.  The 2003 period also includes the expenses related to legal settlements and their related costs which totaled $2.9 million.  The loss from discontinued operations was $1.0 million in 2003, compared with a profit of $0.1 million in 2002.  The principle causes of the increased net loss were volume and markup percentage decreases, which resulted in a gross margin reduction of $8.4 million.  On a year-on-year basis, gross margin percentages declined to 17.8% in the current quarter from 19.9% in the prior year.

    The majority of both the volume and markup reductions were reported by the Company's Telecommunications Services operation, although sales in the Technology Solutions business unit also sustained a steep decline.  Net sales for the first half 2003 for Telecommunication Services decreased by $20.0 million or 40.1% while sales for the Technology Solutions decreased by $5.0 million or 28.3%.  The decrease experienced in the Telecommunications reflects the continuing trend of the general telecommunications marketplace.  The Company began to feel the effects of this downturn in the third quarter of 2001, continuing through the first quarter of the current year.  The reduction in volume in the Technology Solutions operation also reflects a trend of lower demand for IT staffing services.  The overall reduction in gross margin percentage since last year is related to the volume decreases in both Telecommunications Services and Technology Solutions.  This is due to historically higher margins enjoyed by those operations.  Sales of the Technical Group were also down, declining by $5.9 million or 9.2% since the prior year quarter.

BUTLER INTERNATIONAL, INC.

    As a result of continuing cost reduction programs to eliminate excess capacity and unnecessary equipment, reduce support and administrative staff and close unprofitable locations, the Company has significantly reduced its operating costs although not sufficiently to offset the decline in the gross margin.  Depreciation expense decreased by $0.6 million or 28.8% and SG&A expenses were cut by $6.8 million or 27.9%. The decrease in SG&A expenses in the first half 2003 compared with the first half 2002 principally reflects the impact of headcount reductions ($6.6 million) and a decline in discretionary spending for equipment and office expense ($0.4 million) and travel ($0.3 million).

    Management continues to seek ways of reducing costs in its operations.  During the first two quarters of 2003, the Company recorded additional charge of $2,650,000 related to costs incurred to eliminate excess capacity and to close of certain locations as well as the termination of an additional 25 employees.  Also, the Company finalized certain previously recorded restructuring accruals resulting in a credit to income of $125,000.  This compares to restructuring charges in the prior year quarter of $1.5 million principally for severance costs and contract termination costs, offset by the reversal of $0.5 million of previously recorded charges due to the termination of certain facility lease obligations earlier than had been expected.

DISCONTINUED OPERATIONS:

    On May 30, 2003, the Company sold its UK Operations.  The total gross proceeds of the sale were $2.3 million (excluding any contingent payments based on the sold business' earnings).  The Company transferred approximately $1.1 million of cash as part of the UK Operations, resulting in a net cash inflow in 2003 related to the UK Operations divestiture of $1.2 million.  The loss on disposal recorded in 2003 was approximately $1.4 million, net of tax, and was recorded in (loss)/income from discontinued operations.  Summarized selected financial information for he discontinued operations is as follows:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2003	2002	2003	2002
Revenue	$ 4,233	$ 3,774	$ 10,234	$ 7,094

Income from operations, net of tax	$ 257	$ 96	$ 432	$ 143
Loss on disposal, net of tax	(1,382)	-	(1,382)	-
(Loss)/income from
discontinued operations	$ (1,125)	$ 96	$ (950)	$ 143

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of funds are generated from operations and borrowings under its credit facility with General Electric Capital Corporation ("GECC").  The Company has a revolving credit facility and two term loans with GECC.  Availability under the revolving credit facility is based upon the amount of eligible receivables.  As of June 30, 2003, $15.8 million was outstanding under the revolving credit facility, and an additional $3.2 million was used to collateralize letters of credit.  Proceeds from the revolving credit facility combined with operating cash flow are used by the Company to finance its internal business growth, working capital, capital expenditures and term loan amortization.  The June 30, 2003 balances outstanding under GECC Term Loan A and B were $17 million and $18 million, respectively.  The Company also has a ten-year mortgage for its corporate office facility with a balance of $6.9 million at June 30, 2003.

    The Fourth Amendment and Waiver Agreement with GECC was granted to cover the impact of the Chairman and Chief Executive Officer's contract dispute settlement, if any.  In conjunction with the recording of the accrual for the Mr. Kopko's claim, the Company received a waiver for its financial covenants for the period ended June 30, 2003.

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

BUTLER INTERNATIONAL, INC.

Operating Activities

In the first half of 2003 cash provided by operations was $3.8 million as compared to $9.8 million for the same period in 2002.  The decrease resulted primarily from significantly lower accounts receivable balances in 2003 due to the decline in net sales and higher long-term liabilities due to the accrual for the legal settlement costs

Investing Activities

Net cash provided by investing activities was $0.9 million through the second quarter of 2003 as compared to the net cash used by investing activities of $0.6 million for the same period in 2002.  The primarily source of cash was the sale of the UK Operations which resulted in a net cash inflow in 2003 of $1.2 million.   The Company also reduced capital expenditures to $0.3 million in the first two quarters of the year to preserve liquidity, compared to $0.6 million in prior year period.  The Company uses operating leases for most computer and other office equipment.

Financing Activities

The Company decreased its borrowings under the GECC credit facility due to the sale of the UK Operations and lower accounts receivable balance.

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

BUTLER INTERNATIONAL, INC.

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

    The Company's international operations are directed from offices in the United Kingdom and Hyderabad, India. International operations accounted for approximately 8.5% and 10.3% of the Company's sales for the three-month and six-month periods ended June 30, 2003, respectively, principally from the United Kingdom.  On May 30, 2003, the Company sold its UK Operations.  In the first six months of 2003, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

    Based on the evaluation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), the Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management team, have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Changes in internal controls.

    There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

BUTLER INTERNATIONAL, INC.

PART II.  OTHER INFORMATION

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

    A special litigation committee, consisting solely of independent directors, has been formed to evaluate the plaintiffs' claims in the above matter and will report the outcome of their evaluation to the court.

Item 2.   Changes in Securities

                None

Item 3.   Defaults Upon Senior Securities

                None

Item 4.   Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Stockholders on July 15, 2003. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter.  Four directors proposed by the Company for election were elected for staggered terms expiring 2004, 2005, 2006 and 2008 by the following vote:

Director Name

Director Shares Voted For

Shares Withheld Authority

Niknil S. Nagaswami	13,113,116	2,095,097
Robert F. Hussey	13,116,101	2,092,112
Walter O. LeCroy	13,261,017	1,947,196
Louis F. Petrossi	13,258,595	1,949,618

Edward M. Kopko, Thomas F. Comeau , Hugh G. McBreen and - Frederick H. Kopko continue to serve as directors.

    The stockholders approved the appointment of Deloitte & Touche LLP as auditors for our fiscal year ended December 31, 2003:  Shares voted for: 14,130,774; Shares voted against: 1,062,923; Shares abstaining: 553; and Shares not voted: 15,069.

    The stockholders approved a reverse stock split of the Company's common stock and 7% Series B cumulative convertible preferred stock, to implement at the Board's discretion: Shares voted for: 13,493,753; Shares voted against: 1,672,562; Shares abstaining: 458; and Shares not voted: 41,440.

    The stockholders approved The Butler International, Inc.  2003 Stock Incentive Plan: Shares voted for: 9,334,733; Shares voted against: 2,009,374; Shares abstaining: 197,660; and Shares not voted: 3,666,446.

BUTLER INTERNATIONAL, INC.

Item 5.   Other Information

                None

Item 6.   Exhibits and Reports on Form 8-K

                (a)        Exhibit Index is included after signatures.  New exhibits, listed as follows, are attached:

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 32.2.

                (b)       Reports on Form 8-K.

                            None.

BUTLER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003	BUTLER INTERNATIONAL, INC.
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

10.36(e)	Fifth Amendment and Waiver, dated August 14, 2003, between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.36(e).

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

10.55*

Notification of Default Letter date May 12, 2003 to Board of Directors, Butler International, Inc. regarding Edward M. Kopko's employment agreement, filed as Exhibit 10.55 to the March 31, 2003 Form 10-Q and hereby incorporated by reference.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 31.2.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit No.	Description

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 32.2.

* Denotes compensatory plan, compensation arrangement, or management contract.