Form 10-Q
period 2003-09-30
BUTLER INTERNATIONAL INC /MD/
filed 2003-11-17
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Shares Outstanding November 1, 2003
Common stock, $0.001 par value	11,241,791

	BUTLER INTERNATIONAL, INC.
	Form 10-Q for Period Ended September 30, 2003
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	at September 30, 2003 (unaudited) and December 31, 2002	3

	Consolidated Statements of Operations
	for the three-month periods ended September 30, 2003 and 2002 (unaudited)	4

	Consolidated Statements of Operations
	for the nine-month periods ended September 30, 2003 and 2002 (unaudited)	5

	Consolidated Statements of Cash Flows
	for the nine-month periods ended September 30, 2003 and 2002 (unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures		21

Exhibit Index		22

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BUTLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of
	September 30,	December 31,
	2003	2002
	(unaudited)
ASSETS
Current assets:
Cash	$ 1,086	$ 1,106
Accounts receivable, net	34,323	40,080
Inventories	71	95
Other current assets	11,726	10,252
Total current assets	47,206	51,533

Property and equipment, net	12,284	14,633
Other assets	9,472	4,676
Goodwill	33,999	46,330

Total assets	$ 102,961	$ 117,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 21,724	$ 19,909
Current portion of long-term debt	4,074	5,249
Total current liabilities	25,798	25,158

Revolving credit facility	16,839	19,982
Other long-term debt	37,858	37,909
Other long-term liabilities	5,399	3,115
Commitments and contingencies (see note 6)

Stockholders' equity:
Series B 7% Cumulative Convertible Preferred Stock: par value $0.001 per share, authorized 15,000,000, issued 5,694,146 in 2003 and 5,653,239
in 2002; Liquidation preference $5,694 in 2003 and $5,653 in 2002	6	6
Common stock: par value $0.001 per share, authorized
125,000,000; issued 10,183,864 in 2003 and 2002;
outstanding 10,168,391 in 2003 and 2002	10	10
Additional paid-in capital	97,224	97,183
Receivables from stockholders	(5,906)	(5,906)
Accumulated deficit	(73,385)	(59,015)
Accumulated other comprehensive loss	(793)	(1,181)
Sub-total	17,156	31,097
Less - Treasury stock 15,473 shares in 2003 and 2002	(89)	(89)
Total stockholders' equity	17,067	31,008

Total liabilities and stockholders' equity	$ 102,961	$ 117,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share data)

	For the Three-Month Period
	Ended September 30,
	2003	2002
	(unaudited)	(unaudited)

Net sales	$ 53,695	$ 59,401
Cost of sales	44,369	47,691
Gross margin	9,326	11,710

Depreciation and amortization	543	959
Selling, general and administrative expenses	7,902	11,012
Restructuring and other charges	8	2,868
Operating income/(loss)	873	(3,129)

Interest expense	(1,207)	(1,315)
Loss from continuing operations before income tax	(334)	(4,444)

Income tax benefit	(764)	(1,565)
Income/(loss) from continuing operations	430	(2,879)

Income from discontinued operations, net of tax	189	136

Net income/(loss)	$ 619	$ (2,743)

Earnings/(loss) per share of common stock:
Basic:
Continuing operations	$ 0.03	$ (0.29)
Discontinued operations	0.02	0.01
	$ 0.05	$ (0.28)
Assuming dilution:
Continuing operations	$ 0.04	$ (0.29)
Discontinued operations	0.01	0.01
	$ 0.05	$ (0.28)

Average number of common shares and
common share equivalents outstanding:
Basic	10,168	10,045
Assuming dilution	11,805	10,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share data)

	For the Nine-Month Period
	Ended September 30,
	2003	2002
	(unaudited)	(unaudited)

Net sales	$ 154,892	$ 192,132
Cost of sales	127,552	154,024
Gross margin	27,340	38,108

Depreciation and amortization	2,118	3,172
Selling, general and administrative expenses	25,592	35,531
Restructuring and other charges	2,408	3,895
Legal settlements and related costs	2,908	-
Goodwill impairment	12,331	-
Operating loss	(18,017)	(4,490)

Interest expense	(3,675)	(3,961)
Loss from continuing operations before income tax	(21,692)	(8,451)

Income tax benefit	(8,379)	(2,980)

Loss from continuing operations	(13,313)	(5,471)

(Loss)/income from discontinued operations, net of tax	(761)	279

Cumulative effect of accounting change, net of tax	-	(12,338)

Net loss	$ (14,074)	$ (17,530)

Earnings/(loss) per share of common stock:
Basic:
Continuing operations	$ (1.34)	$ (0.58)
Discontinued operations	(0.07)	0.03
Cumulative effect of accounting change	-	(1.24)
	$ (1.41)	$ (1.79)
Assuming dilution:
Continuing operations	$ (1.34)	$ (0.58)
Discontinued operations	(0.07)	0.03
Cumulative effect of accounting change	-	(1.24)
	$ (1.41)	$ (1.79)

Average number of common shares and
common share equivalents outstanding:
Basic	10,168	9,948
Assuming dilution	10,168	9,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine-Month Period
	Ended September 30,
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (14,074)	$ (17,530)
Adjustments to reconcile net loss to
net cash provided by/(used in) operating activities:
Income from discontinued operations, net of tax	(621)	(279)
Loss on disposal of discontinued operations, net of tax	1,382	-
Depreciation and amortization	2,118	3,172
Provision for doubtful accounts and notes	505	(584)
Provision for deferred taxes	(8,323)	1,096
Amortization of deferred financing charges	580	625
Amortization of stock awards and grants	-	343
Gain on sale of equipment	(20)	-
Non-cash restructuring and other charges	538	1,340
Goodwill impairment loss	12,331	-
Cumulative effect of accounting change, net of tax	-	12,338
Other changes that (used) provided cash:
Accounts receivable	1,391	9,177
Inventories	24	33
Other current assets	606	1,081
Other assets	(174)	545
Current liabilities	2,865	(2,406)
Other long term liabilities	2,284	98
Net cash provided by operating activities	1,412	9,049
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	27	-
Capital expenditures, net	(447)	(674)
Proceeds from sale of discontinued operations	1,235	-
Net cash provided by/(used in) investing activities	815	(674)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under credit facility	(3,143)	(6,347)
Proceeds from long term debt	-	7,000
Repayment of long term debt	(51)	(8,402)
Financing fees paid	(36)	(123)
Cash dividends on preferred shares	(157)	(147)
Net proceeds from exercise of stock options	-	5
Repurchase of preferred shares	-	(6)
Issuances of treasury shares	-	184
Net cash used in financing activities	(3,387)	(7,836)

Effect of exchange rate changes on cash	(1)	(29)
Net cash provided by discontinued operations	1,141	102
Net (decrease)/increase in cash	(20)	612
Cash at beginning of period	1,106	2,025
Cash at end of period	$ 1,086	$ 2,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.       BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Butler International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes (see Note 4) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements.  On May 30, 2003, the Company sold its United Kingdom based staffing operations ("UK Operations").  See Note 9, Discontinued Operations.  The UK Operations were part of the Company's Technical Group reporting segment.  The UK Operations are accounted for as a discontinued operation under U.S. GAAP and therefore, the UK Operations' results of operations and cash flows have been removed from the Company's results of continuing operations and cash flows for all periods presented.  Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 due to seasonal and other factors.  In order to maintain consistency and comparability between periods presented, certain prior period amounts have been reclassified to conform to the current period presentation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statement and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

The Company discloses segment information in accordance with Statements of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers and material countries in which the entity holds assets and reports revenues.  The operating segments reported below are the segments of the Company for which operating results are evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 3.  Intersegment sales are not significant.  The operating results for the Technology Solutions segment includes a goodwill impairment charge of approximately $12.3 million for the nine-month periods ended September 30, 2003 (see Note 3).

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

The Company primarily operates in the United States.  Operations include the results of the India subsidiary.  Sales from India operations were approximately $271,000 and $732,000 for the three-month and nine-month periods ended September 30, 2003, respectively and $263,000 and $562,000 for the three-month and nine-month periods ended September 30, 2002, respectively.  It generated operating profits of approximately $156,000 and $393,000 for the three-month and nine-month periods ended September 30, 2003, respectively, compared to operating profits of approximately $162,000 and $295,000 for the three-month and nine-month periods ended September 30, 2002, respectively.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Net sales and operating income/(loss) from its continuing operations by segment were:

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2003	2002	2003	2002
Net Sales:
Technical Group	$ 31,398	$ 30,565	$ 89,493	$ 94,519
Telecom Services	15,812	20,959	45,693	70,813
Technology Solutions	6,221	7,497	18,894	25,181
Unallocated amount	264	380	812	1,619
	$ 53,695	$ 59,401	$ 154,892	$ 192,132

Operating Income/(Loss):
Technical Group	$ 2,940	$ 2,831	$ 7,695	$ 8,571
Telecom Services	798	1,399	2,131	4,340
Technology Solutions	709	798	(10,623)	2,465
Restructuring and other charges	(8)	(2,868)	(2,408)	(3,895)
Legal settlements and related costs	-	-	(2,908)	-
Unallocated amounts	(3,566)	(5,289)	(11,904)	(15,971)
Consolidated Total	$ 873	$ (3,129)	$ (18,017)	$ (4,490)

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

SFAS No. 123,"Accounting for Stock Issued to Employees," encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company's financial statements.  The Statement also allows the Company to continue to account for stock-based employee compensation using the intrinsic value for equity instruments The Company has adopted the disclosure-only provision of SFAS No. 123.  SFAS No. 123, "Accounting for Stock-Based Compensation", requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein.  The Company also adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

During the nine-month period ended September 30, 2003, a total of 126,000 stock options were issued to the Company's non-employee directors through the 2002 Stock Incentive Plan.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002
Risk-free interest rate	3.98%	5.26%
Expected life	6.9 years	6.9 years
Expected volitility	103.02%	87.52%

Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with provisions of SFAS No. 123, the Company's net income/(loss) and earnings/(loss) per share would have been changed to the pro forma amounts indicated below:

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2003	2002	2003	2002
Net income/(loss):
As reported	$ 619	$ (2,743)	$ (14,074)	$ (17,530)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(49)	(123)	(217)	(356)
Pro forma	$ 570	$ (2,866)	$ (14,291)	$ (17,886)

Earnings/(loss) per share of common stock:
Basic:
As reported	$ 0.05	$ (0.28)	$ (1.41)	$ (1.79)
Pro forma	$ 0.05	$ (0.29)	$ (1.43)	$ (1.82)

Assuming dilution:
As reported	$ 0.05	$ (0.28)	$ (1.41)	$ (1.79)
Pro forma	$ 0.05	$ (0.30)	$ (1.43)	$ (1.83)

Earnings Per Share

As required by SFAS No. 128, "Earnings per Share", the Company presents both basic and diluted earnings per common share amounts.  Basic earnings per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Earnings per common share assuming dilution reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company.  Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Accordingly, 1,588,685 common equivalent shares have been excluded from the calculations of diluted loss per share for the three-month period ended September 30, 2002.  Additionally, 1,650,779 and 1,813,086 common equivalent shares have been excluded from the calculations of diluted loss per share for the nine-month periods ended September 30, 2003 and 2002, respectively. The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants.  Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.  For the three-month and nine-month periods ended September 30, 2003, there were options and warrants totaling 1,509,208, respectively, where the exercise price was greater than the average market price of the common shares and, therefore, were excluded from the computation of diluted loss per share.  For the three-month and nine-month periods ended September 30, 2002, there were options and warrants totaling 1,690,083, where the exercise price was greater than the average market price of the common shares and, therefore, were excluded from the computation of diluted loss per share.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The following table represents the computation of basic and diluted earnings per common share from continuing operations:

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2003	2002	2003	2002
Income/(loss) from continuing operations	$ 430	$ (2,879)	$ (13,313)	$ (5,471)
Less: Preferred stock dividends	(99)	(98)	(297)	(293)
Income/(loss) for basic earnings
per share calculation	331	(2,977)	(13,610)	(5,764)
Add: Income impact of assumed conversions:
Convertible preferred stock dividends	-	-	-	-
Income/(loss) for diluted earnings
per share calculation	$ 331	$ (2,977)	$ (13,610)	$ (5,764)

Weighted-average number of common
shares for earnings per share calculation:
Basic	10,168	10,045	10,168	9,948
Add: Incremental shares from assumed conversion:
Stock options and warrants	14	-	-	-
Convertible preferred stock	-	-	-	-
Assuming dilution	10,182	10,045	10,168	9,948

Income/(loss) per share common from
continuing operations before cumulative
effect of accounting change:
Basic	$ 0.03	$ (0.29)	$ (1.34)	$ (0.58)
Assuming dilution	$ 0.03	$ (0.29)	$ (1.34)	$ (0.58)

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

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Effective July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities".  The Statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts, and for hedging activities under SFAS NO. 133.  Implementation of this amendment had no impact on the Company's consolidated results of operations and financial position.

Effective July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".  SFAS No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify instruments within its scope as a liability (or an asset in some circumstances) in the statement of financial position.  The Company is not party to any such financial instruments as defined under SFAS No. 150, and therefore, the adoption of this statement had no impact on the Company's consolidated results of operations and financial position.

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

5.       GOODWILL:

The changes in the carrying amount of goodwill for the period ended September 30, 2003 are as follows:

	Technical	Telecom	Technology
	Group	Services	Solutions	Total
Balance at December 31, 2002	$ 18,581	$ 7,803	$ 19,946	$ 46,330
Impairment loss	-	-	(12,331)	(12,331)
Balance at September 30, 2003	$ 18,581	$ 7,803	$ 7,615	$ 33,999

6.       CONTINGENCIES:

As disclosed in Note 22 to the Company's 2002 Annual Report on Form 10K, on March 27, 2003, the Company entered into the Third Amendment and Waiver Agreement with General Electric Capital Corporation ("GECC").  The agreement, among other things, stipulated that current-year senior management bonuses may not be paid in cash.  In accordance with such agreement, the Company has not paid any quarterly cash bonuses through September 30, 2003, including those bonuses it is contractually obligated to pay.  The Company has entered into the Fifth Amendment and Waiver Agreement with GECC, dated November 14, 2003, which, among other things, eliminated this restriction on cash bonuses (see Note 10, Subsequent Events).

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

On May 12, 2003, Edward M. Kopko, Chairman and Chief Executive Officer (the "CEO"), notified the Company of an alleged breach in its financial obligations to him, by virtue of the non-payment of his guaranteed bonus, which was due within thirty days after the end of the first quarter.  Under the terms of his employment agreement upon such an event, the CEO is entitled to terminate his employment agreement and receive, among other things, termination payments equal to three times his highest annual compensation, benefits and bonus.  The CEO has made a claim of $6.3 million.

On October 24, 2003, the CEO elected to receive shares of the Company's restricted stock in lieu of $510,000 bonus payments owed him in cash for the nine-month period ended September 30, 2003.  On that date, the Company granted 1,073,400 shares of restricted stock to him under the Butler International, Inc. 2003 Stock Incentive Plan.  The stock is restricted for three years, subject to forfeiture or acceleration of vesting upon certain events.  The Company's Special Litigation Committee of the Board of Directors is currently reviewing the facts and circumstances surrounding the determination and authorization of the CEO's stock grant.  A report on its findings is not yet available.

By granting the restricted stock, the Company has met its bonus payment obligations under the CEO's employment contract as it pertains to his guaranteed bonus payments through third quarter of 2003.  However, the CEO's initial claim against the Company has not been settled.  The Board of Directors is currently engaged in negotiations with the CEO in an attempt to settle this matter.  In anticipation of a settlement of his claim, the CEO has informed the Company of his intention to voluntarily remain in the employ of the Company and to continue to perform his duties as President, Chairman of the Board and Chief Executive Officer of the Company, until December 31, 2003, provided that the Company comply with all its obligations under his employment agreement subsequent to April 1, 2003.  Based on these negotiations, the Company has accrued approximately $2.3 million, included in other long-term liabilities, to cover the probable costs of the settlement.  These accrued costs represent management's best estimate of the costs to settle the CEO's claim, however, the ultimate outcome is unknown and the final settlement costs could be more or less than the amounts accrued.

On January 29, 2002, Dorset Management Corporation, on behalf of itself, Knott Partners, L.P. and David M. Knott (the "Knott Group") proposed a nominee to the Board of Directors and announced its intention to conduct a proxy contest in connection with the election of directors.  On March 18, 2002, the Company's special Maryland counsel notified the Knott Group, that its nominee would not be placed on the proxy ballot due to, among other things, the Knott Group's failure to comply with certain disclosure requirements in connection with such nomination.  On August 28, 2002, Knott Partners, L.P., of which David M. Knott is a general partner, and Old Oak Partners, LLC filed a lawsuit against the Company and certain of its directors alleging, among other things, breach of fiduciary duty.  The Company considers the lawsuit baseless.  The Company initiated litigation against David M. Knott, Knott Partners, L.L.C. and Old Oak Partners, L.L.C. in the United States District Court for the District of New Jersey for, among other things, wrongfully acting in concert in connection with the purchase of securities and in making certain misrepresentations and omitting certain material facts in certain regulatory and non-regulatory filings in connection with the purchase of securities.  Additionally, the Company intends to initiate litigation against Mr. Knott and certain related entities for consequential damages caused by their activities.

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

7.       RESTRUCTURING AND OTHER CHARGES:

In April 2001, the Company announced a Company-wide cost reduction plan.  The Company recorded restructuring and other charges totaling $4,636,000 and $9,314,000 during 2002 and 2001, respectively.  These charges were for costs incurred to eliminate excess capacity, reduce both staff and service delivery personnel in all of the Company's business units, the closing of certain unprofitable locations, the termination of unprofitable contracts and the elimination of unnecessary equipment.  As a result of the restructuring, a total of 166 and 389 employees were terminated in 2002 and 2001, respectively.  During the first three quarters of 2003, the Company recorded additional charge of $2,533,000 related to costs incurred to eliminate excess capacity and to close of certain locations as well as the termination of an additional 27 employees.  Also, the Company finalized certain previously recorded restructuring accruals resulting in a credit to income of $125,000.

12

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The following presents a reconciliation of the original restructuring components of the 2003, 2002 and 2001 charges to the balance remaining at September 30, 2003, which is included in accounts payable and accrued liabilities ($1,183,000) and in other long-term liabilities ($405,000):

	Balance at				Balance at
	December 31,	Additional			September 30,
	2002	Charges	Adjustments	Payments	2003
Severance and other
employee costs	$ 557	$ 1,043	$ (104)	$ (1,057)	$ 439
Write-off of equipment costs	-	538	-	(538)	-
Facility closing costs	1,046	952	(21)	(828)	1,149
Total restructuring	$ 1,603	$ 2,533	$ (125)	$ (2,423)	$ 1,588

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

Summarized selected financial information for the discontinued operations is as follows:

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2003	2002	2003	2002
Revenue	$ -	$ 4,696	$ 10,234	$ 11,790

Income from operations, net of tax	$ 189	$ 136	$ 621	$ 279
Loss on disposal, net of tax	-	-	(1,382)	-
(Loss)/income from
discontinued operations	$ 189	$ 136	$ (761)	$ 279

9.       COMPREHENSIVE INCOME:

The following table sets forth the components of comprehensive loss, net of tax:

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2003	2002	2003	2002
Net income/(loss)	$ 619	$ (2,743)	$ (14,074)	$ (17,530)
Other comprehensive income/(loss), net of tax:
Unrealized gain on interest rate swap		11
Reclassification of interest rate swap
losses realized upon termination	-	202	-	202
Foreign currency translation adjustments	(27)	23	(1)	70
Reclassification of foreign currency
translation losses realized upon sale
of UK based operations	-	-	389	-
Other comprehensive income/(loss)	(27)	236	388	272
Comprehensive loss	$ 592	$ (2,507)	$ (13,686)	$ (17,258)

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

10.    SUBSEQUENT EVENT:

On November 14, 2003, the Company and GECC entered into the Fifth Amendment and Limited Waiver (the Fifth Amendment") to the Second Amended and Restated Credit Agreement, dated September 28, 2001.  The Fifth Amendment extents the term of the credit facility and two term loans to January 31, 2005 and reduces the interest rate on Term Loan B.  The new interest rate will be based on the Commercial Paper Rate plus three hundred fifty basis points, which equates to an effective rate of approximately 4.6%.  The old rate in effect as on September 30, 2003 was 9.95%.  The Fifth Amendment also rescinded the section in the Third Amendment and Waiver to the Second Amended and Restated Credit Agreement which restricted the payment of cash bonuses to senior management.  Finally, the Company received a waiver of certain financial covenants for the period ended September 30, 2003.

The Common Stock is quoted under the symbol "BUTL" and is currently listed on the NASDAQ SmallCap Market ("NASDAQ SmallCap").  The Company's common stock was previously listed on the NASDAQ National Market ("NASDAQ NM") System.  On September 26, 2002, the Company received notice from the NASDAQ NM, that its Common Stock had not met the $1.00 continuing listing standard for a period of 30 consecutive trading days.  On January 8, 2003, the Company transferred its common stock listing from the NASDAQ NM to NASDAQ SmallCap.  The Company had been granted until December 22, 2003 to regain compliance with the NASDAQ SmallCap minimum closing price requirement for continual listing.  Such compliance required the Company's closing bid price to be $1.00 or more for 10 consecutive trading days.  On October 20, 2003, the Company regained compliance with the NASDAQ SmallCap's minimum closing price requirement for continued listing.  Accordingly, Butler International, Inc. securities are no longer subject to the previously announced notification of de-listing from the NASDAQ SmallCap.

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

    The Company's growth prospects are influenced by broad economic trends.  The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for temporary and permanent employees.  Should the United States economy decline during 2003, the Company's operating performance could be adversely impacted.  The Company believes that as a result of management's restructuring activities over the last two years, the negative impact of adverse trends has been lessened.  However, further declines in the economy could result in the need for future cost reductions, change in strategy and capital infusion.

    Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce Butler's future earnings.  There can be no assurance that Butler will be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing.

    The staffing services market is highly competitive with limited barriers to entry.  Butler competes in national, regional and local markets with numerous temporary staffing and permanent placement companies.  Price competition in the staffing industry is significant, particularly for the provision of office and light industrial personnel, and pricing pressures from competitors and customers are increasing.  Butler expects that the level of competition will remain high in the future, which could limit Butler's ability to maintain or increase its market shares or profitability.

    In the financial review that follows, we discuss the Company's results of operations, financial condition and certain other information.  Certain statements in this report may constitute "forward-looking" statements within the meaning of the Private Litigation Reform Act of 1995. Words such as "expects", "intends", "plans", "projects", "believes", "estimates", and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The actual results and future trends may differ materially depending on a variety of factors, including, without limitation: (i) unemployment and general economic conditions associated with the provision of engineering services and solutions and placement of temporary staffing personnel, particularly in the telecommunication services and information technology divisions; (ii) possible additional gross margin pressure; (iii) possible slowdown in accounts receivable collections; (iv) possible loss of key employees; (v) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (vi) possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect of a decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company's ability to remain competitive in the markets which it serves; (xi) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiv) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations including legal requirements associated with the definition of independent contractors; (xv) predictions as to the future need for the Company's services; (xvi) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvii) the costs of conducting and the outcome of litigation involving the Company, (xviii) competition, (xix) the spending of the Company's key customers returning to more normal levels; (xx) the likelihood that Company's share of the market in which it competes increases and (xxi) other economic, competitive and governmental factors affecting the Company's operations, markets and services.  Additional information regarding these factors is contained in the Company's SEC filings, including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

BUTLER INTERNATIONAL, INC.

    It is management's expectation that the Company will be profitable in 2004.  As the Company moves into the future, the goal is to achieve greater efficiencies in operation by pursuing a growth strategy with a focus on key customer needs.  It is management's belief that such a strategy provides Butler with an opportunity to improve performance without increasing capital expenditures, adding new resources or new fixed overhead.  Growth will be dependent upon its key customers spending returning to more normalized levels and Butler's share of the business increases.

    This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and footnotes thereto and the audited consolidated financial statement and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

    Net sales for the current year quarter were $53.7 million compared with $59.4 million in the prior year period and $2 million or 3.9% higher than the prior quarter of 2003.  The majority of the volume reductions were reported by the Company's Telecommunications Services operation, although sales in the Technology Solutions business unit also sustained a steep decline.  Net sales for the third quarter 2003 for Telecommunication Services decreased by $5.1 million or 24.6% while sales for the Technology Solutions decreased by $1.3 million or 17.0%.  The decrease experienced in the Telecommunications reflects the continuing trend of the general telecommunications marketplace. The Company began to feel the effects of this downturn in the third quarter of 2001, continuing through the third quarter of the current year.  The reduction in volume in the Technology Solutions operation also reflects a trend of lower demand for IT staffing services.  The Technical Group's current year third quarter revenue increased by $0.8 million or 2.7% since the prior year quarter.

    Gross margins declined by $2.4 million or 20.4% from the prior year quarter primarily due to reduced volume and lower markup percentages in the current year.  Gross margin percentages declined to 17.4% in the current quarter from 19.7% in the prior year quarter.  This is due to historically higher margins in Telecommunications Services and Technology Solutions businesses.

    On a sequential quarter basis, the Company recorded an increase in net sales and gross margin for the third consecutive quarter.  Additionally, Butler reported its first quarterly operating profit since the fourth quarter of 2000.

    The year-on-year improvement in operating results reflects the benefits of a $3.1 million or 28% decrease in selling, general and administrative ("SG&A") costs as well as a $2.9 million decrease in restructuring and other charges.  The reduced overhead reflects the positive results of management's restructuring activities of the last two years.  During that period, the Company has shed more than $45 million of expense.  The improved operating performance was lead by the Company's Technical Group, which reported an increase in both operating profit and revenues over last year.  The Telecom and Technology Solutions operations both remained solidly profitable in the quarter.  Although each of Telecom and Technology's respective profits were below the prior year, they were so by a narrower margin than that of the first two quarters of this year.

    Earnings from continuing operations in the third quarter were $0.4 million or $0.03 per share, compared with a loss of $2.9 million or $0.29 per share in the prior year period.  Inclusive of discontinued operations, the current quarter profit was $0.6 million or $0.05 per share versus a loss of $2.7 million or $0.28 per share in the 2002 quarter. The current year quarter benefited from an adjustment to estimated income tax expense which amounted to $0.9 million.

    On a year-to-date basis, revenues were $154.9 million down from $192.1 million in 2002. The net loss was $14.1 million or $1.41 per share thus far in 2003, compared with a net loss of $17.5 million or $1.79 per share in the prior year.  The year-on-year improvement in operating results reflects the benefits of a $11.0 million or 28.4% reduction in SG&A expenses as well as a $1.5 million decrease in restructuring and other charges.  These favorable changes more than offset a $10.8 million reduction in gross margin.  On a year-on-year basis, gross margin percentages declined to 17.7% in the current quarter from 19.8% in the prior year.  The overall reduction in gross margin percentage since last year is related to the volume decreases in both Telecommunications Services and Technology Solutions.  This is due to historically higher margins enjoyed by those operations.

BUTLER INTERNATIONAL, INC.

    The majority of the sales volume reduction was reported by the Company's Telecommunications Services operation, although sales in the Technology Solutions business unit also sustained a steep decline.  Net sales for the first nine months of 2003 for Telecommunication Services decreased by $25.1 million or 35.5% while sales for the Technology Solutions decreased by $6.3 million or 25.0%.  The decrease experienced in the Telecommunications reflects the continuing trend of the general telecommunications marketplace.  The Company began to feel the effects of this downturn in the third quarter of 2001, continuing through the first quarter of the current year.  The reduction in volume in the Technology Solutions operation also reflects a trend of lower demand for IT staffing services.  Sales of the Technical Group were also down, declining by $5.0 million or 5.3% since the prior year.

    As a result of continuing cost reduction programs to eliminate excess capacity and unnecessary equipment, reduce support and administrative staff and close unprofitable locations, the Company has significantly reduced its operating costs although not sufficiently to offset the decline in the gross margin.  Depreciation expense decreased by $1.1 million or 33.2% and SG&A expenses were reduced by $9.9 million or 28.0%.  The decrease in SG&A expenses in the first nine months of 2003 compared with the same period in 2002 principally reflects the impact of headcount reductions ($9.1 million) and a decline in discretionary spending for equipment and office expense ($0.7 million) and travel ($0.4 million).

    Management continues to seek ways of reducing costs in its operations.  During the first nine months of 2003, the Company recorded additional charge of $2.5 million related to costs incurred to eliminate excess capacity and to close of certain locations as well as the termination of an additional 27 employees.  Also, the Company finalized certain previously recorded restructuring accruals resulting in a credit to income of $0.1 million.  This compares to restructuring charges in the same prior year period of $4.4 million principally for severance costs and contract termination costs, offset by the reversal of $0.5 million of previously recorded charges due to the termination of certain facility lease obligations earlier than had been expected.

    Both periods include goodwill impairment charges.  The 2002 charge included as accumulative effect of accounting change of $12.3 million, net of tax, reflected the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".  The 2003 charge included in operations of $12.3 million, resulted from a further reduction in business levels in the Technology Solutions business unit in the current year.  The 2003 period also includes the expenses related to legal settlements and their related costs which totaled $2.9 million.  The legal settlement costs include an accrual for, and related costs of, settling the previously announced contract claim brought by the Company's Chairman and Chief Executive Officer, Edward M. Kopko (the "CEO").  Such costs totaled $2.4 million. The Board of Directors is currently engaged in negotiations with the CEO in an attempt to settle this matter.  Based on these negotiations, the Company has accrued approximately $2.3 million to cover the probable costs of the settlement.  These accrued costs represent management's best estimate of the costs to settle the CEO's claim, however, the final settlement costs could be more or less than the amounts accrued.  The loss from discontinued operations was $0.8 million in 2003, compared with a profit of $0.3 million in 2002.

DISCONTINUED OPERATIONS:

    On May 30, 2003, the Company sold its UK Operations.  The total gross proceeds of the sale were $2.3 million (excluding any contingent payments based on the sold business' earnings).  The Company transferred approximately $1.1 million of cash as part of the UK Operations, resulting in a net cash inflow in 2003 related to the UK Operations divestiture of $1.2 million.  The loss on disposal recorded in 2003 was approximately $1.4 million, net of tax, and was recorded in (loss)/income from discontinued operations.  Summarized selected financial information for the discontinued operations is as follows:

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2003	2002	2003	2002
Revenue	$ -	$ 4,696	$ 10,234	$ 11,790

Income from operations, net of tax	$ 189	$ 136	$ 621	$ 279
Loss on disposal, net of tax	-	-	(1,382)	-
(Loss)/income from
discontinued operations	$ 189	$ 136	$ (761)	$ 279

BUTLER INTERNATIONAL, INC.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of funds are generated from operations and borrowings under its credit facility with General Electric Capital Corporation ("GECC").  The Company has a revolving credit facility and two term loans with GECC.  Availability under the revolving credit facility is based upon the amount of eligible receivables.  As of September 30, 2003, $16.8 million was outstanding under the revolving credit facility, and an additional $3.0 million was used to collateralize letters of credit.  Proceeds from the revolving credit facility combined with operating cash flow are used by the Company to finance its internal business growth, working capital, capital expenditures and term loan amortization.  The September 30, 2003 balances outstanding under GECC Term Loan A and B were $17 million and $18 million, respectively.  The Company also has a ten-year mortgage for its corporate office facility with a balance of $6.9 million at September 30, 2003.

    On November 14, 2003, the Company and GECC entered into the Fifth Amendment and Limited Waiver (the Fifth Amendment") to the Second Amended and Restated Credit Agreement, dated September 28, 2001.  The Fifth Amendment extents the term of the credit facility and two term loans to January 31, 2005 and reduces the interest rate on Term Loan B.  The new interest rate will be based on the Commercial Paper Rate plus three hundred fifty basis points, which equates to an effective rate of approximately 4.6%.  The old rate in effect as on September 30, 2003 was 9.95%.  The Fifth Amendment also rescinded the section in the Third Amendment and Waiver to the Second Amended and Restated Credit Agreement, which restricted the payment of cash bonuses to senior management.  Finally, the Company received a waiver of certain financial covenants for the period ended September 30, 2003.

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

Operating Activities

    In the first nine months of 2003 cash provided by operations was $1.4 million as compared to $9.1 million for the same period in 2002.  The decrease resulted primarily from significantly lower accounts receivable balances in 2003 due to the decline in net sales and higher long-term liabilities due to the accrual for the legal settlement costs

Investing Activities

    Net cash provided by investing activities was $0.8 million through the third quarter of 2003 as compared to the net cash used by investing activities of $0.7 million for the same period in 2002.  The primarily source of cash was the sale of the UK Operations which resulted in a net cash inflow in 2003 of $1.2 million.   The Company also reduced capital expenditures to $0.3 million in the first nine months of the year to preserve liquidity, compared to $0.6 million in prior year period.  The Company uses operating leases for most computer and other office equipment.

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

    The Company's international operations are directed from offices in Hyderabad, India. The operations in India accounted for approximately 0.1% of the Company's sales for the three-month and nine-month periods ended September 30, 2003.  On May 30, 2003, the Company sold its UK Operations.  Included in income from discontinued operations are net sales from UK operations of $11.8 million for the nine-month periods ended September 30, 2003.  In the first nine months of 2003, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), the Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management team, have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Changes in internal controls.

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

BUTLER INTERNATIONAL, INC.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

    On January 29, 2002, Dorset Management Corporation, on behalf of itself, Knott Partners, L.P. and David M. Knott (the "Knott Group") proposed a nominee to the Board of Directors and announced its intention to conduct a proxy contest in connection with the election of directors.  On March 18, 2002 the Company's special Maryland counsel notified the Knott Group, that its nominee would not be placed on the proxy ballot due to, among other things, the Knott Group's failure to comply with certain disclosure requirements in connection with such nomination.  On August 28, 2002, Knott Partners, L.P., of which David M. Knott is a general partner, and Old Oak Partners, LLC filed a lawsuit against the Company and certain of its directors alleging, among other things, breach of fiduciary duty.  The Company considers the lawsuit baseless.  A special litigation committee, consisting solely of independent directors, has been formed to evaluate the plaintiffs' claims in the above matter and will report the outcome of their evaluation to the court.  The committee is currently reviewing the facts and circumstances surrounding the determination and authorization of the CEO's stock grant.  A report on its findings is not yet available.

    The Company initiated litigation against David M. Knott, Knott Partners, L.L.C. and Old Oak Partners, L.L.C. in the United States District Court for the District of New Jersey for, among other things, wrongfully acting in concert in connection with the purchase of securities and in making certain misrepresentations and omitting certain material facts in certain regulatory and non-regulatory filings in connection with the purchase of securities.  Additionally, the Company intends to initiate litigation against Mr. Knott and certain related entities for consequential damages caused by their activities.

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)        Exhibit Index is included after signatures.  New exhibits, listed as follows, are attached:

Exhibit No.	Description

10.36(e)	Fifth Amendment and Waiver, dated November 14, 2003 between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.36(e).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 32.2.

(b)       Reports on Form 8-K.

BUTLER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2003	BUTLER INTERNATIONAL, INC.
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

10.36(d)

Fourth Amendment and Waiver, dated May14, 2003, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.36(d) to the March 31, 2003 Form 10-Q and hereby incorporated by reference.

10.36(e)	Fifth Amendment and Waiver, dated November 14, 2003 between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.36(e).

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

10.53*	Form Pledge Agreement dated March 12, 2002 between Butler International, Inc. and Hugh G. McBreen filed as Exhibit 10.58 to the March 31, 2002 Form 10-Q, and hereby incorporated by reference.

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