Form 10-K
period 2003-12-31
BUTLER INTERNATIONAL INC /MD/
filed 2004-04-02
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

 (Mark One)

    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $6,078,000.  Such aggregate market value has been computed by reference to the $0.80 per share closing sale price of such stock as of June 30, 2003.  The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed.  The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.  As of March 16, 2004, 11,291,791 shares of the registrant's single class of common stock, par value $0.001 per share, were outstanding and 15,473 shares were in treasury.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

A definitive proxy statement pursuant to Regulation 14A will be filed with the Commission not later than April 26, 200.  Portions of the proxy statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

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

    The Company's model for building client loyalty ensures it is uniquely differentiated from the competition. Butler's goal to get closer to its customers has allowed the Company to develop customized relationships with its clients.  These customized relationships are intrinsically valuable to Butler's customers as they provide the flexibility of a business partner who understands their business and can quickly step in and improve their processes and bottom-line. The average length tenure of the Company's client relationship is 20 years.

    Companies primarily utilize Butler's services to help them execute projects quickly and more affordably.  Services are provided to clients on a contractual basis.  Many of the Company's major clients are blue chip companies, or their various divisions and subsidiaries.  In delivering world-class quality services that are aligned with the clients' specific business needs, the Company has established long-term, loyal relationships with many of its clients such as:  United Technologies Corp. (UTC), Boeing, Caterpillar, Verizon, BellSouth, Citigroup, Merrill Lynch, Los Alamos National Laboratory, SBC, United Defense, Nortel Networks, and Nokia to name a few.

    As of February 27, 2004, the Company had approximately 3,000 employees, of which approximately 2,700 billable employees provide services generally at client facilities both domestically and abroad, from a network of 29 Butler offices.

    Butler was incorporated in 1985.  The Company's executive offices are located at 110 Summit Avenue, Montvale, NJ 07645, and its telephone number is (201) 573-8000.  The Company maintains a website at www.butler.com.  The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company's website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Description of Technical, Information Technology and Telecommunications Disciplines

    Butler provides outsourcing, project management and staff augmentation services in disciplines in which it has developed expertise:  (i) Technical Services (ii) Information Technology Services and  (iii) Telecommunications Services.  Additional segment information is included in Note 1 of the Company's 2003 audited consolidated financial statements.

    Technical Services involve skilled technical and engineering personnel providing services to companies worldwide competing in a wide range of industries including aircraft/aerospace, defense, heavy equipment/machinery, research, energy, electronics, and pharmaceutical.  As an example, the Company's aerospace and defense clients utilize technical services to design and manufacture components for weapons, military and commercial aircraft.  Technical services also encompasses engineering support services including strategic consulting, project management, drafting and design, and total outsourcing, while specializing in establishing, managing, and staffing dedicated engineering support centers carrying out both long-term and short-term projects. Utilizing leading edge software design platforms such as NASTRAN, PATRAN,  Pro/ENGINEER, CATIA, Unigraphics, and AutoCAD, the Company's employees provide both staff augmentation and project engineering support in a number of different areas including design engineering, stress analysis/simulation, NC Programming, design, drafting, checking, and technical writing/illustration.

    Information Technology Services help companies implement business solutions that harness the power of technology to optimize business performance.  The Company delivers Quality Assurance services that help clients implement more effective software quality assurance testing processes, which help prevent software defects from causing costly business interruptions.  The Company also provides clients with on-site and off-site application development and implementation services.  Butler provides the expertise clients need in order to successfully launch new, or enhance existing software applications critical to internal and external business operations.  Additionally, the Company provides enterprise network services, which help organizations design and implement internal networks capable of addressing the demands stemming from e-business activity and inherent security risks.  Clients also utilize the Company's information technology staffing services to augment their internal IT staff.  The Company provides these services to a variety of industries including financial services, telecommunications, and consumer products.  The Company's employees are specialists in a wide variety of applications, operating systems and platforms, offering a broad range of information technology expertise.

    Telecommunications Services help telecommunications equipment manufacturers and service providers upgrade wireless and wireline network infrastructure in order to offer more reliable high-speed data and wireless services, manage the convergence of voice and data traffic, reduce operating costs, and increase profitability.  Services are typically but not always performed in the central office, which is the nerve center of the public network, or at cell site locations.  Services include integration of wireless, optical, and broadband network systems, which is also referred to as engineering, installation and test (EF&I).  Special projects, outside plant engineering, and drafting are additional areas of expertise.  Employees are skilled in working with a wide range of network equipment.  The Company operates a technical training facility in its Irving, Texas location devoted to broadening employee technical competencies and verification of employee capabilities.

    The Company also provides fleet services, which involve customized fleet operations for major ground fleet-holders nationwide, mainly in the telecommunications sector, which include vehicle maintenance and repair and total fleet management solutions. Preventive maintenance, mobile maintenance repair and service, scheduling service and inspections, computerized fleet tracking systems (including inventory control), training, fluid level checks and total fleet management are also areas of expertise.  Most of these services are provided by A.S.E. (Automotive Service Excellence) certified technicians. Industries served through this division include telecommunications, utilities, municipalities, courier, and trucking.  The Company's Technicians on Demand service offers highly qualified technicians to all types of businesses nationwide, regardless of project scope or length.

International Operations

    The Company has developed a formalized international solution through its Hyderabad, India office-established to assist clients in meeting their time, value and quality objectives.  Offering engineering design services, application development, and software quality assurance services, the Company's employees work on-site at the Hyderabad facility to support client projects.  Currently, approximately 1% of the Company's personnel are employed in its India facility.  International Operations accounted for approximately 0.4% of the Company's net sales in 2003.  On May 30, 2003, the Company sold its business in the United Kingdom.

Current Markets and Marketing Strategy

    Butler has fine-tuned its services and is focused on growing its business with its top customers, who are loyal Butler customers as well as leaders in aerospace, defense, financial services, and telecommunications companies.  Butler is established as a top supplier with many leading companies in each of these industries.  The Company made significant progress in 2003 in further strengthening its position as a top supplier with companies such as United Technologies and Nortel Networks.  Additionally, Butler is well known as a quality supplier among aerospace and defense companies, having originally started out in the 1940's serving the needs of the aviation industry.

    In the wake of the economic downturn many of Butler's key customers experienced downsizing and as a result had to reduce fixed costs.  However, with their return to profitability, many of Butler's customers will have to outsource more to meet increased business demand.  Outsourcing and project management services allow companies to resume or initiate projects without incurring costs associated with recruiting, hiring, training and retaining new additions to staff.  Fueled by its customers' growth and return to normalized spending levels, Butler's revenue and profitability will begin to return to historical levels.

    Butler believes that through fundamentally growing relationships with existing clients, the Company can add value to customers who will need to rely more on its services to keep productivity up and costs down.  Butler's uniquely customized technical competency, service delivery, and quality is what its customers need.  This saves the customer money, increases productivity and improves performance.  Butler believes that this relationship-oriented approach results in greater customer satisfaction and reduced business development expense.  Additionally, Butler believes that by partnering with its customers in designing business solutions, it generates new opportunities to cross-sell additional services that the Company has to offer.

    The Company has identified significant market potential and formulated plans to grow the market share with a good number of its top accounts. This will provide the best chance of improving performance without increasing capital expenditures, adding new resources or new fixed overhead.

    Some of the tenets of Butler's forward-looking growth strategy include the improvement of new as well as existing account development. Strengthening recruiting capabilities will allow Butler to laterally grow its business by increasing market share in new locations.  The improvement of service offerings will keep the Company's value fresh and increase its value to its customers, while ensuring quality and timeliness will keep the Company on the top of its customer's lists.

    The nation's political and economic landscape supports the growth of Butler's key industries.  Aerospace and defense is Butler's largest and fastest growing segment.  Increased defense spending is likely to have a positive impact on aerospace and defense industries as demand for military weapons, aircraft and satellites increases.  Butler has been serving these industries for decades and many leading companies in these industries, such as Boeing, United Technologies, and United Defense, are currently using Butler's engineering design services in support of projects such as, the Joint Strike Fighter (JSF), the Global Hawk Unmanned Aerial Vehicle (UAV), the BLACK HAWK helicopter, and the Bradley Fighting Vehicle.

    Companies across all industries, especially financial services, will rely more on applications development and software testing to protect their critical business data.  Butler has been providing services that have been enabling financial services clients to develop commercial mortgage-backed securities websites, online banking applications, equipment leasing applications and insurance claims management.

    Despite weakness in the telecommunications industry, Butler has maintained a position as a top supplier among the majority of its clients who have been trending towards working with fewer suppliers.  Maintaining this position in the telecommunications industry is something that will be beneficial for Butler in the long term, when the industry stabilizes and spending to expand wireless and broadband networks resumes.  As part of its strategy to strengthen its position as a top supplier to the telecommunications industry, as well as furthering its commitment to quality, the Company's processes for delivering network implementation services were certified to ISO 9002 and TL 9000 as of January 2004.

Clients

    The Company provides its services directly to approximately 1,000 client companies.  In 2003, Los Alamos National Labs (University of California) accounted for approximately 11% of the Company's net sales.  United Technologies Corp. accounted for approximately 11% and 12% of the Company's net sales in 2003 and 2002, respectively.  No other client individually represented more than 10% of net sales in 2003 and 2002.  No clients individually represented 10% of the Company's net sales in 2001, however, the top 10 customers account for more than 55% of sales and the top 30 customers account for 80% of sales and gross margin.  A substantial amount of the Company's 2003 net sales were derived from U.S. companies, and their various divisions and subsidiaries, included in the top tier companies list such as United Technologies, Caterpillar, Boeing, United Defense, Northrop Grumman, BellSouth, Merrill Lynch, Verizon, Abbott Laboratories, AT&T, Citigroup, and SBC.  Butler derives almost 80% of its revenues from a combination of defense contractors and telecommunication providers.

    The Company is committed to quality and believes that clients award a greater share of business to suppliers that consistently deliver high quality services.  Butler's award winning quality program includes an annual satisfaction survey process to measure customers' satisfaction level with Butler's services, as well as competitive services.  The results are analyzed and used company-wide to continuously improve the Company's service offerings.  Butler focuses on those services in which it tends to be the client-rated best-in-class provider.

    Client satisfaction with Butler's services measured 94 percent in 2003, up 3% from 2002.  Seventy percent of Butler's clients rated Butler their best-in-class provider in 2003, an increase of 2% over 2002.  As Butler's client companies recover, Butler is well positioned to provide them with services that will help them achieve greater cost efficiency and increased flexibility.

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

Employees

    The Company currently has approximately 3,000 employees in the United States and abroad, and believes that its relationship with its employees is positive.  Approximately 5% of the Company's employees are covered by collective bargaining agreements.  The Company's services are provided by technical/professional employees who are hired by the Company and assigned to work on a full-time basis for a specific client project.  The duration of the assignment depends on the client project or requirement, and averages approximately five to eight months. Technical/professional employees fall into one of three categories (1) salaried employees, (2) contracted employees, and (3) independents.  Salaried employees continue to work for Butler after an assignment ends, usually starting their next assignment immediately, but sometimes working on internal projects while "on the bench."  Contracted and independent employees are terminated if a new assignment is not identified.  However, Butler has many initiatives and programs in place to secure reassignment of technical/professional employees.

    The Company invests wisely in its greatest asset, its people, in order to deliver value to its customers.  It is the policy of Butler to assure that employees are fully trained in the most current systems and technologies they support. The Company provides employees with training opportunities to increase their level of expertise, improve work processes, learn higher value skills, and use state-of-the-art-technology so that their value is recognizable within the client organization.

    Butler's training program provides several advantages to the Company's customers.  First, in order to provide the highest quality of support to clients, Butler ensures that its employees are trained on the client's existing systems and technology. Second, the Company provides for any necessary training in the "soft skills" that will enhance the level of service to the client.  Lastly, the Company remains committed to maintaining its employees' skill level with its customers' environment throughout any future changes and enhancements in technology.

    Butler achieves its training objectives by offering employees several options including in-house training and partnerships with outside training organizations.  The Company also offers tuition reimbursement to employees for courses offered by accredited educational institutions that are relevant to their field and career path. The Company encourages and reimburses any expenses incurred while attending user group meeting, seminars, or conferences.

    Lastly, the Company provides for over-the-shoulder training or team based training by allowing for non-billable time on occasion while a new employee is trained into the group.

    Butler's commitment to training has resulted in its employees identifying Butler as one of the best in the industry. Over 80% of its employees expressed overall satisfaction with Butler in its 2003 survey.  The Company recognizes the costs associated with training new employees and keeping up with technological advancements, and provides that value back to our customers.

    The Company also offers a high quality benefit package that is competitive within its industry.  The Company found that the benefits offered are both an attraction to new employees joining the company as well as a magnet to those employees already on the payroll.  The Company can also customize benefit plans to meet the needs of its customers and assigned contract employees.  The standard benefits offered to recruited employees may include:

s Paid Holidays	s Direct Deposit
s Paid Vacation (salaried employees only)	s Major Medical and Dental (includes Basic Life & AD&D insurance)
s 401(k) Plan - Immediate Eligibility	s Vision Coverage
s Auto and Homeowners Insurance	s Credit Union Membership
s Flexible Spending Account	s Candidate Referral Bonus Program
s Voluntary Life and AD&D Insurance (with option to convert to a personal policy upon termination from Butler)	s Recreational Discounts (on-line access to discounts for shopping, entertainment, etc.)
s Group Legal Plan	s Work/Life Balance Program
s Voluntary Long-Term Disability	s Free 'butlerteam.com' e-mail address

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

Competition

    Butler finds itself in a unique position regarding direct competition. The Company's biggest competitors tend to be the smaller, niche-market companies.  Butler possesses a high market share of most of its key customer accounts.  The Company believes that its high market share and survival through many supplier downsizings is a direct result of the Company's uniqueness in its approach to business. Butler's customization of services for each client adds quality and value and marks them in a different competitive category.

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

Item 2.   Properties

    The Company owns its corporate office facility located at 110 Summit Avenue, Montvale, New Jersey, 07645.  At March 1, 2004, Butler maintained office space at the following locations for predominantly sales, recruiting and administrative functions:

United States:
Albuquerque, NM	Herndon, VA	Park Ridge, IL
Aurora, IL	Huntington Beach, CA	Peoria, IL
Decatur, IL	Irving, TX	Pleasanton, CA
El Segundo, CA	Lafayette, IN	Raleigh, NC
Encino, CA	Lake St. Louis, MO	Redmond, WA
Escondido, CA	Lawrenceville, GA	Saginaw, MI
Fort Wayne, IN	Milpitas, CA	Schaumburg, IL
Gaylord, MI	Norcross, GA	Shelton, CT
Glastonbury/Hartford, CT	O'Fallon, MO	St. Louis, MO
Griffin, GA	Ontario, CA	Twinsburg, OH

International:
Hyderabad, India

    Except for its corporate headquarters facility in Montvale, New Jersey, the Company does not own any real estate and generally leases office space.  The Company makes modest investments in leasehold improvements, equipment and other tangible property, principally computer equipment, as required.

Item 3.   Legal Proceedings

    On January 29, 2002, Dorset Management Corporation, on behalf of itself, Knott Partners, L.P. ("Knott Partners") and David M. Knott (the "Knott Group") proposed a nominee to the Board of Directors and announced its intention to conduct a proxy contest in connection with the election of directors.  On March 18, 2002, the Company's special Maryland counsel notified the Knott Group that its nominee would not be placed on the proxy ballot due to, among other things, the Knott Group's failure to comply with certain disclosure requirements in connection with such nomination.  On August 28, 2002, Knott Partners, of which David M. Knott ("D. Knott") is a general partner, and Old Oak Partners, LLC ("Old Oak") filed a lawsuit against the Company and certain of its directors alleging, among other things, breach of fiduciary duty (the "State Lawsuit").

    In September 2003, the Company initiated litigation against D. Knott, Knott Partners, and Old Oak in the United States District Court for the District of New Jersey (the "Federal Lawsuit") for, among other things, wrongfully acting in concert in connection with the purchase of securities and in making certain misrepresentations and omitting certain material facts in certain regulatory filings in connection with the purchase of securities.  The Company has reached an agreement in principal with the Knott Partners and Old Oak to settle the existing litigation subject to final documentation, notice to the Company's stockholders and court approval.  The final agreement is expected to include the following terms, among others:

(i.)               Edward M. Kopko ("E. Kopko") will waive any right he may have to receive payments or compensation for damages arising out of the Company's asserted breach of his Second Amended and Restated Employment Agreement;

(ii.)             the parties will mutually cooperate with each other for the purpose of enhancing stockholder value for the benefit of the Company's stockholders;

(iii.)            the parties will release all claims they may have against each other arising out of the State Lawsuit, the Federal Lawsuit, or certain other matters;

(iv.)           the board of directors of the Company (the "Board") shall appoint Wes Tyler to replace Frederick H. Kopko, Jr. as a member of the Board and shall nominate and recommend a second person selected by Knott for election at the 2004 annual meeting of stockholders;

(v.)             at the 2004 Annual Meeting of Stockholders, the parties to the proposed agreement shall (i) vote all of their shares of stock in favor of the Knott Designees to serve in the class whose term expires at the 2009 Annual Meeting of the stockholders of the Company (the "Term"), (ii) not change the size of the Board without the consent of the Knott Designees and (iii) if a vacancy is created on the Board by reason of death, removal or resignation of a Knott Designee, take all actions reasonably within their power to approve and elect a nominee of Old Oak, Knott Partners and Robert W. Frank (collectively the "Knott Partners Group") to fill such vacancy; provided, however, that if the collective beneficial ownership by the members of the Knott Partners Group of shares of the Company's "Common Stock" or any shares into or for which the Common Stock may have been converted or exchanged is reduced to less than one-third (1/3) of the Knott Partners Group's collective beneficial ownership of Common Stock on the date of the Settlement Agreement (or its equivalent in shares into or for which the Common Stock may have been converted or exchanged), then the Knott Partners Group shall thereafter be entitled to designate only one Knott Designee, who may be Mr. Wes Tyler; and provided, further, that this provision shall terminate and be without force or effect at such time, if any, that none of Old Oak, Knott Partners and D. Knott remain the beneficial owner of shares of capital stock of the Company;

(vi.)           the by-law provisions regarding director qualifications, nomination procedures and certain supermajority voting requirements for removal of directors shall be repealed;

(vii.)          the current directors with outstanding loans shall, subject to certain limitations, repay certain outstanding loans through cash payment or tender to the Company of shares of stock of the Company, provided that the closing price of the Company's common or preferred stock reaches or exceeds $10.00 per share, averages $10.00 per share over a period of thirty consecutive days, and does not fall below such $10.00 per share purchase price prior to repayment;

(viii.)        E. Kopko will waive all rights he or his affiliates may have to receive managing general partner's fees arising out of his affiliation with the Chief Executive Group, L.P. ("Chief Executive") and E. Kopko will cooperate fully in any judicial or non-judicial foreclosure of the Company's interest in Chief Executive Magazine; and

(ix.)            the Company will pay the legal fees and disbursements of Knott Partners and Old Oak related to the Federal and State Lawsuit, not to exceed $350,000.

    In addition to the litigation involving Knott Partners and the Knott Group, the Company and its subsidiaries are parties to various legal proceedings and claims incidental to its normal business operations for which no material liability is expected beyond which is recorded.  While the ultimate resolution of the above matters is not known, management does not expect that the resolution of such matters will have a material adverse effect on the Company's financial statements and results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

    None.

PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)     Market information:

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

    The price range per share of common stock presented below represents the highest and lowest closing prices for the Company's common stock on the NASDAQ National Market or NASDAQ SmallCap Market for the last two years by quarter:

	HIGH	LOW
2002:
First Quarter	$2.76	$1.80
Second Quarter	2.86	1.78
Third Quarter	2.90	0.32
Fourth Quarter	0.82	0.30

2003:
First Quarter	0.69	0.18
Second Quarter	1.18	0.30
Third Quarter	1.47	0.65
Fourth Quarter	1.82	0.96

(b)     Holders:

    As of February 27, 2004, there were approximately 1,885 holders of record of Common Stock.  Not reflected in the number of record holders are persons who beneficially own shares of Common Stock held in nominee or street name.

(c)     Dividends:

    No cash dividends were declared on the Company's Common Stock during the years ended December 31, 2003 and 2002.  The Company intends to retain any future earnings for use in its business, and therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future.  Furthermore, the Company's revolving credit facility prohibits the payment of dividends.

(d)     Securities authorized for issuance under equity compensation plans:

    The Company has in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel.  The Company has adopted a 1985 Incentive Stock Option Plan, a 1985 non-qualified Stock Option Plan, a 1989 Directors Stock Option Plan, a 1992 Stock Option Plan, a 1992 Incentive Stock Option Plan, a 1992 Stock Bonus Plan, and a 1992 Stock Option Plan for Non-employee Directors.  Options granted under the 1992 and 1985 stock plans expire ten years from the date they were granted and vest over service periods that range between zero to five years.  There were a total of 3,950,000 shares authorized under these plans.  Options granted under the 1989 and 1992 Directors Stock Option Plans expire five and ten years, respectively, from the date of grant and vest immediately.  There were a total of 937,500 shares authorized under the director plans.  In 2002, the stockholders approved the 2002 Stock Incentive Plan and there are a total of 1,500,000 shares authorized under this plan.  In 2003, the stockholders approved the 2003 Stock Incentive Plan.  The Company may grant up to 5,000,000 shares of common stock under this plan.  Upon the approval of the 2003 Stock Incentive Plan, the Board of Directors can no longer grant awards under the Company's other stock option and stock bonus plans, except for the 2002 Stock Incentive Plan.

    The following table sets forth certain information with respect to the Company's equity compensation plans as of December 31, 2003:

(c)
	(a)	(b)	Number of securities
	Number of securities to	Weighted average	remaining available
	be issued upon exercise	exercise price of	for future issuance
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans
approved by security holders	1,585,458	$ 5.64	5,210,600

Equity compensation plans not
approved by security holders	-	-	-

Total	1,585,458	$ 5.64	5,210,600

Item 6.   Selected Consolidated Financial Information  (in thousands, except per share data)

	2003	2002	2001	2000	1999
Operations data:
Net sales	$ 208,983	$ 246,174	$ 350,425	$ 413,640	$ 393,699
Gross margin	36,486	47,867	70,062	88,434	87,263

(Loss)/income from continuing operations	(14,572)	(10,414)	(11,632)	4,286	9,436
(Loss)/income from discontinued operations (1)	(786)	326	888	619	1,165
Cumulative effect of accounting change (2)	-	(12,338)	-	-	-
Net (loss)/income	$ (15,358)	$ (22,426)	$ (10,744)	$ 4,905	$ 10,601

Per share data:
Earnings/(loss) per share of common stock:
Basic:
Continuing operations	$ (1.47)	$ (1.07)	$ (1.27)	$ 0.42	$ 0.93
Discontinued operations	(0.08)	0.03	0.09	0.07	0.12
Cumulative effect of accounting change	-	(1.23)	-	-	-
Total	$ (1.55)	$ (2.27)	$ (1.18)	$ 0.49	$ 1.05
Assuming dilution:
Continuing operations	$ (1.47)	$ (1.07)	$ (1.27)	$ 0.38	$ 0.81
Discontinued operations	(0.08)	0.03	0.09	0.06	0.10
Cumulative effect of accounting change	-	(1.23)	-	-	-
Total	$ (1.55)	$ (2.27)	$ (1.18)	$ 0.44	$ 0.91

Weighted average number of shares outstanding:
Basic	10,174	10,037	9,422	9,394	9,760
Assuming dilution	10,174	10,037	9,422	11,172	11,632

Balance Sheet Data:
Total assets	$ 98,566	$ 117,172	$ 158,035	$ 179,984	$ 164,663
Debt (including current portion)	58,369	63,140	76,004	82,373	73,185
Total liabilities	81,489	86,164	105,124	116,089	103,421
Stockholders' equity	17,077	31,008	52,911	63,895	61,242

(1)  On May 30, 2003, the Company sold it business in the United Kingdom ("UK").  The UK discontinued operations are shown separate     from continuing operation for all periods presented.

(2) Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".  The Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.

Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition

    Butler International, Inc. (the "Company" or "Butler") provides outsourcing, project management and technical staff augmentation services in technical, information technology, and telecommunications disciplines including:  engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software quality assurance testing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation. The Company also provides fleet maintenance and repair services to major ground fleet-holders primarily in the telecommunication industry. The combined vertical industry segments of aerospace/aircraft, satellite and defense are Butler's largest and fastest growing segments.

    Companies primarily utilize Butler's services to help them execute projects quickly and more affordably.  Services are provided to clients on a contractual basis.  Many of the Company's major clients are blue chip companies, or their various divisions and subsidiaries.  The Company delivers its services directly to end-user customers as well as through equipment manufacturers such as Nortel Networks, and partners such as Parametric Technologies Corporation (PTC), and WorldCom.  As of February 27, 2004, the Company had approximately 3,000 employees, of which approximately 2,700 billable employees provide services generally at client facilities, from a network of 29 offices in the United States and abroad.  Through international operations, the Company currently provides similar services from offices in India.

    In 2003, the Company had net sales of $209 million. Demand for the Company's services began to decline in 2000 after several years of rapid growth.  This trend continued through the first quarter of 2003.  During the year, the Company began to see an increase in demand for its services.  Net Sales have increased sequentially in each of the last three quarters of 2003.  The Telecommunication Services division experienced the most significant decrease in volume followed by that of the Information Technology Services division.  The decline in revenues and significant operating losses have resulted in restructuring charges for each of the three years in the period ended December 31, 2003.

    The financial review that follows includes a discussion of the Company's results of operations, financial condition and certain other information.  This discussion should be read in conjunction with our consolidated financial statements and related notes.

CONSOLIDATED RESULTS OF OPERATIONS

    Revenues in 2003 were $209.0 million down from $246.2 million in 2002 and $350.4 million in 2001.  The net loss from continuing operations was $14.6 million or $1.47 per diluted share in 2003, compared with $10.4 million or $1.07 per diluted share in 2002 and $11.6 million or $1.27 per diluted share in 2001.  The loss from discontinued operations in 2003 reflects the results of the sale of the Company's United Kingdom based staffing operation.  The loss from discontinued operations, approximately $0.8 million or $0.08 per share, includes the loss on disposal of approximately $1.4 million, net of tax.  The Company recorded a net loss of $15.4 million, or $1.55 per diluted share for the year ended December 31, 2003 as compared to a net loss of $22.4 million, or  $2.27 per diluted share for the year ended December 31, 2002 and to a loss of $10.7 million or $1.18 per diluted share for the year ended December 31, 2001.  The net losses for the last three years include a number of items affecting comparability.  The Company considers these items to be separate from day-to-day operations.  These items total $11.9 million or $1.17 per diluted share, $17.9 million or $1.78 per diluted share and $7.2 million or $0.77 per diluted share for the years ended December 31, 2003, 2002 and 2001, respectively (see table under Items Affecting Comparability at the end of this section).  These items are discussed below while the remainder of this discussion and analysis will focus on comparable operating results.  Excluding these items, the net loss for 2003, 2002 and 2001 would have been $3.5 million, $4.5 million and $3.5 million, respectively.  Excluding these items, the year-on-year improvement from 2002 reflects the benefits of a $13.6 million or 30% reduction in selling, general and administrative expenses ("SG&A").  This favorable change more than offsets an $11.4 million or 24% decline in gross margin.  In 2003, gross margin percentages declined to 17.5% from 19.4% and 20.0% in 2002 and 2001, respectively.  The overall reduction in gross margin percentage since last year is related to the volume decreases in both Telecommunications Services and Technology Solutions.  This is due to historically higher margins enjoyed by those operations.

    Effective January 1, 2002, the Company ceased amortizing goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".  The impact of goodwill amortization on 2001 net loss and diluted earnings per share was $1.5 million, net of tax, and $0.16, respectively.  Also in connection with the adoption of SFAS No. 142, the Company recognized a non-cash charge of approximately $12.3 million (net of tax benefit of approximately $1,404,000) or $1.23 per diluted share, recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value (see Change in Accounting for Goodwill and Certain Other Intangibles under Accounting Changes).  On June 30, 2003, the Company performed its annual goodwill impairment test.  This evaluation indicated that goodwill recorded in the Technology Solutions segment was impaired.  The primary factor resulting in the impairment charge was the continuing difficult economic environment in the information technology sector.  Accordingly, the Company recognized a non-cash charge in 2003 of approximately $12.3 million, (approximately $7.8 million, net of tax).

    In April 2001, the Company announced a Company-wide cost reduction plan.  The Company recorded restructuring and other charges totaling approximately $4.9 million and $9.3 million during 2002 and 2001, respectively.  These charges were for costs incurred to eliminate excess capacity, reduce both staff and service delivery personnel in all of the Company's business units, to close certain unprofitable locations and to terminate unprofitable contracts and activities.  As a result of the restructuring, a total of 166 and 389 employees were terminated in 2002 and 2001, respectively.  Additionally in 2002, the Company finalized certain previously recorded restructuring accruals resulting in a credit to income of $0.3 million primarily due to favorable settlements of facility lease commitments.  During 2003, the Company recorded additional charges of $2.5 million principally related to the termination of an additional 27 employees, office closures, the termination of an unprofitable contract and the elimination of unnecessary equipment.  During 2003, the Company also finalized certain previously recorded restructuring accruals resulting in a credit to income of $0.1 million primarily due to favorable settlements of facility lease commitments.  All actions related to the Company's restructuring are complete.  The Company does not expect to incur additional restructuring charges in 2004 except for adjustments, if necessary, to existing accruals.  (See Note 15 to consolidated financial statements.)

    Included in accounts receivable at December 31, 2003 and 2002 are approximately $7.5 million and $5.9 million, respectively, due from Chief Executive Magazine ("Chief Executive"), a related party.  Since 1994, the Company has provided payroll and administrative services to Chief Executive Magazine, Inc. ("Chief Executive").  During 2001, the Company's CEO became the chairman of the board of directors and chief executive officer of Chief Executive.  Mr. Kopko holds a minority ownership share in Chief Executive Group, L.P., the limited partnership that owns the magazine.  Mr. Kopko received cash distributions from Chief Executive related to the repayment of a personal loan made to Chief Executive in the amount of $300,000 (including principal and interest).  In addition, at December 31, 2003 and 2002, Chief Executive has note payable to the Company of approximately $1.2 million and $1.3 million, respectively, which is included in the other current assets.  The note bears interest at three hundred basis points above the prime rate (7.0% at December 31, 2003) and included accrued interest of approximately $84,000 and $122,000 at December 31, 2003 and 2002, respectively.  In the fourth quarter of 2003 and 2002, due to the continuing deterioration of the financial condition of Chief Executive, the Company increased its allowance for doubtful accounts and notes by $1.8 million and $3.7 million, respectively, to cover its estimated losses resulting from Chief Executive's inability to make required payments.  The Company performs ongoing reviews of Chief Executive's profitability and market value as well as that of other publishing organizations.  The Company believes that the need for the additional allowance is reflective of the economic downturn in the publishing industry.

    On August 28, 2002, Knott Partners, L.P. and Old Oak Partners, LLC filed a lawsuit against the Company and certain of its directors alleging, among other things, breach of fiduciary duty (the "Knott Lawsuit").  On May 12, 2003, Edward M. Kopko, the Company's Chairman and Chief Executive Officer (the "CEO"), notified the Company of an alleged breach in its financial obligations to him, by virtue of the non-payment of his guaranteed bonus, which was due within thirty days after the end of the first quarter (the "CEO Contract Breach").  An agreement to resolve both the Knott Lawsuit and CEO Contract Breach was reached in principal in March 2004, subject to final documentation and other matters (see Subsequent Events below and Note 22 of the consolidated financial statements).  Included in legal settlements and related costs are the estimated costs of these settlements of approximately $1.6 million.

Net Sales

    Net sales in 2003 were $209.0 million, down 15% from the $246.2 million reported in 2002.  The majority of the volume reductions were reported by the Company's Telecommunications Services operation, although sales in the Technology Solutions business unit also sustained a steep decline.  Net sales for 2003 for Telecommunication Services decreased by $24.3 million or 29% while sales for the Technology Solutions decreased by $13.0 million or 35%.  The decrease experienced in Telecommunications Services business reflects the continuing trend of the general telecommunications marketplace. The Company began to feel the effects of this downturn in the third quarter of 2001, continuing through the end of the current year.  The reduction in volume in the Technology Solutions operation also reflects a trend of lower demand for IT staffing services.  Revenue from the Technical Group increased by $1.0 million to $123.5 million in 2003 from 2002.

    Gross margins in 2003 declined by $11.4 million or 24% from the prior year primarily due to reduced volume and lower markup percentages in the current year.  Gross margin percentages declined to 17.5% in the current year from 19.4% in the prior year.  This is due to the decline in the Telecommunications Services and Technology Solutions businesses, which historically had higher margins.

    Net sales in 2002 were $246.2 million, a decrease of $104.3 million or 30% compared with 2001.  During 2002, sales decreased in all of the Company's segments with the hardest hit operations being Telecommunication Services and Technology Solutions.  These segments reported decreases of $74.3 million and $16.5 million, respectively.  Net sales for 2002 for the Technical Group decreased by $12.9 million.  Management attributes this softness to overall economic conditions as well as hesitancy by customers to launch new capital spending programs.

    Gross margins declined in 2002 by $22.2 million or 32% from the prior year primarily due to reduced volume in 2002.  Gross margin percentages declined slightly to 19.4% in 2002 from 20.0% in 2001.

Selling, General and Administrative Expenses

    SG&A expenses decreased to $32.5 million for the year ended December 31, 2003, compared with $46.1 million and $64.4 million for the years ended December 31, 2002 and 2001, respectively.  Cost reduction programs were implemented throughout 2003, 2002 and 2001.  The decrease in SG&A expenses in 2003 compared with 2002 principally reflected the impact of staff reduction ($7.7 million), a decline in discretionary spending for travel ($0.4 million), and equipment and office expenses ($1.4 million) and the recovery of insurance premiums ($1.9 million).  The decrease in SG&A expenses in 2002 compared with 2001 principally reflected the impact of staff reduction ($13.0 million) and a decline in discretionary spending for professional services ($1.1 million), travel ($1.8 million), and equipment and office expenses ($1.7 million).

Interest Expense

    For the year ended December 31, 2003, interest expense was $4.8 million, compared with $5.3 million and $5.5 million for the years ended December 31, 2002 and December 31, 2001, respectively.  The reduced interest expense in 2003 and 2002 was primarily due to lower rates and borrowings resulting from a reduction in outstanding accounts receivable.

Income Taxes

    For the years ended December 31, 2003 and 2002, income taxes represent deferred benefits arising from the year's U.S. net operating losses. Of the $8.4 million income tax benefit for 2003, approximately $4.7 million is related to future federal and state loss and tax credit carryover.  Of the $5.3 million income tax benefit for 2002, approximately $3.2 million is from refundable prior years' federal taxes and about $1.6 million is related to future federal and state loss and tax credit carryover.  Of the $6.0 million income tax benefit for 2001, approximately $4.9 million is from refundable prior years' federal and state taxes and about $0.5 million is related to future state loss carryovers.  The Company's effective tax rates on loss from continuing operations in 2003, 2002 and 2001 were 36.4%, 33.6% and 38.9%, respectively.

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

	2003	2002	2001
Revenue	$ 10,234	$ 16,950	$ 12,113

Income from operations, net of tax	$ 621	$ 326	$ 888
Loss on disposal, net of tax	(1,407)	-	-
(Loss)/income from
discontinued operations	$ (786)	$ 326	$ 888

Results of Operations by Segment

    In 2003, Telecommunications Services' operating income continued its decline.  Although still profitable, its operating income has fallen to $3.0 million, which represents a $1.7 million or 36% decrease from prior year.  The decrease experienced by Telecommunications Services reflects the continuing trend of the general telecommunications marketplace.  The Company began to feel the effects of this downturn in the third quarter of 2001, continuing through the second quarter of the current year.  The operating loss for the Technology Solutions segment was $10.2 million, which included a goodwill impairment charge of approximately $12.3 million for the year ended December 31, 2003.  Exclusive of this charge, Technology Solution business unit would have reported an operating profit of $2.2 million, which is $1.5 million or 42% lower than last year.  The reduction in volume in the Technology Solutions operation also reflects a trend of lower demand for IT staffing services.  Operating income of the Technical Group grew in 2003 by $0.6 million or 6% to $10.7 million.  The Company continues to take out costs as sales have declined.  Unallocated amounts including restructuring and other charges and legal settlements and related costs have decreased by $6.1 million or 30% in 2003 as compared to the 2002, excluding the change in provision for doubtful accounts and notes.

    The operating results for 2002 reflect a $7.2 million year-on-year decrease in the operating profits generated by the Company's Telecommunications Services business.  The Telecommunications Services deterioration was caused by the well-publicized industry collapse.  Despite the impact of the business slow-down, the Telecommunication Services division maintained profitability in each quarter of 2002.  In 2002, Technology Solutions achieved higher operating income than in the prior year.  Operating income of the Technical Group was essentially flat year over year.  In each case, lower revenue was more than offset by cost reductions.  Technical Group's project-oriented sales increased by 21%.  That work grew to $51 million, resulting in an operating profit increase of 28% to nearly $6.5 million.  Unallocated shared services expense was also down sharply, decreasing by approximately $2.8 million or 12% as compared to the 2001 year, excluding the provision for doubtful accounts and notes.  On an overall basis, management's restructuring actions helped eliminate more than $15 million in overhead expenses during 2002.

    In 2001, the operating income for the Company's Telecommunications Services and Technology Solutions business units fell by more than 50% to $10.0 million and $0.2 million, respectively.   Operating income of the Technical Group was essentially flat year over year.  The results for 2001 were representative of the conditions affecting the Company's customers, its peers, as well as the U.S. economy as a whole.  Throughout the year, management sought to dramatically reduce its infrastructure to gain higher operating margins and solidify its existing client relationships while establishing new customer contacts.  The restructuring and other charges reflected these efforts and costs related to severance, the elimination of redundant facilities and equipment expenses spanning the Company's lines of business, as well as excess finance charges incurred mainly due to the losses reported by the former BlueStorm operation.

Fourth Quarter Results

    In the fourth quarter of 2003, the Company recorded a net loss of $1.3 million or $0.13 per diluted share, an improvement from a net loss of $4.9 million or $0.49 per diluted share in the prior year quarter.  Sales in the 2003 period were $54.1 million compared with $54.0 million reported in the 2002 quarter.  The results for the current year quarter were impacted by legal settlement and related costs and an increase in the provision for doubtful accounts offset in part by an insurance premium recovery.  These items total approximately $1.5 million on a pretax basis.  Exclusive of these items, the Company would have reported a small net profit for the quarter.  Reduced SG&A expenses, a smaller increase in the provision for doubtful accounts and higher Technical Group operating profits were primarily responsible for the improved results.  Lower SG&A expenses were the direct result of the Company's restructuring initiatives carried out over the last three years while the Technical Group's improved profitability over the prior year reflects a 21% increase in sales and higher gross margins.  The Telecommunications Services operation remains profitable and achieved a 32% increase in operating profits over prior year in spite of a 18% reduction in sales due to lower overhead costs and higher gross margin percentages.  The Technology Solution business unit was also profitable, however, sales volume fell by 36% resulting in 49% lower operating profits.  For the fourth quarter, the Company recorded sequential sales growth for the third successive quarter, led by the Technical Group, which has now reported sales growth in four straight quarters.

    For the fourth quarter of 2002, sales were $54.0 million, compared with $74.5 million in the 2001 period, reflecting a 28% decrease.  The net loss for the quarter was $4.9 million or $0.49 per diluted share versus a loss of $3.3 million or $0.35 per diluted share in 2002.  The results include restructuring and other charges of $0.7 million in the current year quarter compared with $3.3 million in 2001.  The 2002 period also includes a $3.6 million increase in its provision for doubtful accounts and notes.  The 2001 period included goodwill amortization, which is now excluded under current accounting regulations.  On a pro forma basis, the fourth quarter 2002 loss of $4.9 million or $0.49 per diluted share would compare with a net loss of $2.9 million or $0.32 per diluted share for the same period in 2001.  Consistent with the full year discussion, the driving force of the reduction in operating profits was the Company's Telecommunications Services business unit, which represented the majority of the decline.  The Company, however, did experience a slowdown in late December in its Technical Group, which it attributed to budget issues and plant shutdowns at two major customers.  In early 2003, the work at those customers has returned to normal levels.

Outlook

    It is management's expectation that the Company will be profitable in 2004.  The Company's growth prospects are influenced by broad economic trends.  The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for temporary and permanent employees.  According to the Staffing Industry Report, the staffing services industry fundamentals are improving, with revenue growth forecasted to rise 6.4% in 2004 to $100.8 billion and 8.1% in 2005 to $109.1 billion.  Management believes that the Company is pursuing a more focused business strategy, and should be able to capitalize on the improving staffing services market.

    The Company has reorganized its business over the past three years to reduce costs and achieve greater efficiencies in operation by pursuing a growth strategy focusing on key customer needs.  It is management's belief that such a strategy provides Butler with an opportunity to improve performance without increasing capital expenditures, adding new resources or new fixed overhead.  Growth will be dependent upon the spending of the Company's key customers spending returning to more normalized levels and an increase in Butler's share of the business.  The Company also believes that as a result of its restructuring activities, the negative impact of adverse economic trends has been lessened.

    Should the United States economy continue to decline during 2004, the Company's operating performance could be adversely impacted.  Further declines in the economy could result in the need for future cost reductions, change in strategy and capital infusion.  Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce Butler's future earnings.  There can be no assurance that Butler will be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing.

    The staffing services industry is very competitive and highly fragmented.  There are limited barriers to entry and new competitors frequently enter the market.  A significant number of its competitors are financially stronger than the Company.  The Company competes in national, regional and local markets with numerous temporary staffing and permanent placement companies including a number of national and regional consulting firms that offer employment-staffing services.  Local employment staffing firms are typically operator-owned, and each market generally has one or more such competitors.  Price competition in the staffing industry is significant, particularly for the provision of office and light industrial personnel, and pricing pressures from competitors and customers are increasing.  Butler expects that the level of competition will remain high in the future, which could limit Butler's ability to maintain or increase its market shares or profitability.

Accounting Changes

Change in Accounting for Goodwill and Certain Other Intangibles

    Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 requires that goodwill and other indefinite lived intangible assets not be amortized, but be tested for impairment at least annually at the reporting unit level.  An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.  Accordingly, the Company ceased amortization of all goodwill upon adoption.  The Company performed the transitional goodwill impairment test.  The Company determined the implied fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts.  This evaluation indicated that goodwill recorded in the Technology Solutions segment was impaired as of January 1, 2002.  The primary factor resulting in the impairment charge was the continuing difficult economic environment in the information technology sector.  Accordingly, the Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.

Change in Accounting for Derivative Instruments

    As of January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," subsequently amended by SFAS No. 138 and SFAS No. 149.  SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.  Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.  The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.  As a result of adopting SFAS No. 133 as amended, and in accordance with the transition provisions, the Company recorded unrealized loss of approximately $64,000 (net of tax benefit of approximately $41,000) to accumulated other comprehensive income.

Other Accounting Pronouncements

    The Company has adopted several other accounting standards in 2003.  None of these standards had a material impact on the Company's consolidated results of operations and financial position.  See Note 3 of Notes to the consolidated financial statements.

Items Affecting Comparability

    The following items affect the year-over-year comparisons of the Company's financial results (in thousands except per share information):

	2003	2002	2001
Operating loss:
Goodwill amortization	$ -	$ -	$ (2,402)
Goodwill impairment	(12,331)
Restructuring and other charges	(2,442)	(4,636)	(9,314)
Provision for doubtful accounts and notes
related to Chief Executive Magazine	(1,757)	(3,678)	(138)
Legal settlements and related costs	(2,262)	-	-

Net loss:
Goodwill amortization	$ -	$ -	$ (1,467)
Goodwill impairment	(7,838)	-	-
Cumulative effect of accounting change	-	(12,338)	-
Restructuring and other charges	(1,552)	(3,080)	(5,690)
Provision for doubtful accounts and notes
related to Chief Executive Magazine	(1,117)	(2,444)	(84)
Legal settlements and related costs	(1,438)	-	-

Net loss per common share assuming dilution:
Goodwill amortization	$ -	$ -	$ (0.16)
Goodwill impairment	(0.77)	-	-
Cumulative effect of accounting change	-	(1.23)	-
Restructuring and other charges	(0.15)	(0.31)	(0.60)
Provision for doubtful accounts and notes
related to Chief Executive Magazine	(0.11)	(0.24)	(0.01)
Legal settlements and related costs	(0.14)	-	-

Subsequent Events

Knott Litigation

    On January 29, 2002, Dorset Management Corporation, on behalf of itself, Knott Partners, L.P. and David M. Knott (the "Knott Group") proposed a nominee to the Company's Board of Directors and announced its intention to conduct a proxy contest in connection with the election of directors.  On March 18, 2002 the Company's special Maryland counsel notified the Knott Group that its nominee would not be placed on the proxy ballot due to, among other things, the Knott Group's failure to comply with certain disclosure requirements in connection with such nomination.  On August 28, 2002, Knott Partners, L.P. (the "Knott Partners"), and Old Oak Partners, LLC ("Old Oak") filed a lawsuit against the Company and certain of its directors alleging, among other things, breach of fiduciary duty.  In September 2003, the Company initiated litigation against the Knott Group and Old Oak in the United States District Court for the District of New Jersey for, among other things, wrongfully acting in concert in connection with the purchase of securities and in making certain misrepresentations and omitting certain material facts in certain regulatory filings in connection with the purchase of securities.  The Company has reached an agreement in principal with the Knott Partners and Old Oak to settle the existing litigation subject to final documentation, notice to the Company's stockholders and court approval.  (See Note 8 to the consolidated financial statements.)  The final agreement is expected to include the following terms, among others:

(i.)               Mr. Kopko will waive any right he may have to receive payments or compensation for damages in connection with the CEO Contact Breach arising out of the Company's asserted breach of his Second Amended and Restated Employment Agreement;

(ii.)             the Board of Directors of the Company (the "Board") shall appoint Wes Tyler to replace Frederick H. Kopko, Jr. as a member of the Board and shall nominate and recommend a second person selected by Knott Partners and Old Oak for election at the 2004 annual meeting of stockholders;

(iii.)            the current directors with outstanding loans to the Company shall repay these loans through cash payment or tender to the Company of shares of stock of the Company, provided that the closing price of the Company's common or preferred stock reaches or exceeds $10.00 per share, averages $10.00 per share over a period of thirty consecutive days, and does not fall below such $10.00 per share purchase price prior to repayment;

(iv.)            Mr. Kopko will waive all rights he or his affiliates may have to receive managing general partner's fees arising out of his affiliation with the Chief Executive Group, L.P. and Mr. Kopko will cooperate fully in any judicial or non-judicial foreclosure of the Company's interest in Chief Executive; and

(v.)            the Company will pay the legal fees and disbursements of Knott Partners and Old Oak related to the Knott Litigation, not to exceed $350,000.

    See Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for additional information.

Chief Executive

    The Company has a first secured position in the assets of Chief Executive.  (See Note 18 to the consolidated financial statements.)  In March 2004, the Company's Board of Directors approved assuming full ownership of Chief Executive's assets.  It is anticipated that ownership will be achieved through a non-judicial proceeding to transfer all of the assets and certain liabilities of Chief Executive.  Such transfer will require the consent of the present beneficial owners, including Mr. Kopko.  Mr. Kopko has agreed to consent to such transfer.  The Board believes in the intrinsic value of the magazine and its related operations, but feels that a forced sale at this time, given the general condition of the publishing industry, would not be in the Company's best interests.  Consequently a decision regarding disposition of the asset will be made at a later date.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2003 and 2002, the Company had cash of approximately $0.5 million and $1.1 million, respectively, and working capital of approximately $17.5 million and $6.4 million, respectively.  The improvement in working capital was primarily due to the classification of the Company's revolving credit facility as a current liability in 2002 (see discussion below).  Excluding the revolving credit facility, working capital would have been $26.4 million at December 31, 2002.  Accounts receivable as measured in days sales outstanding ("DSO") have remained consistent at approximately 58 DSO for 2003, 2002 and 2001.  As of December 31, 2003 and 2002, the Company had approximately $20.0 million and $23.4 million, respectively, of borrowings committed (outstanding balance plus letters of credit) under its revolving credit facility with General Electric Capital Corporation ("GECC"), leaving approximately $7.8 million and $2.2 million, respectively, of availability.  The Company also has two term loans with GECC.  The December 31, 2003 and 2002 balances outstanding under GECC Term Loan A were $16.5 million and $17 million, respectively, and under Term Loan B were $18 million for each year.

    The Company funds its operations primarily with cash generated by operations and borrowings under its existing revolving credit facility with GECC.  Revenue and gross margin levels affect operating cash flow and any deterioration in the Company's performance on these financial measures would have a negative impact on the Company's liquidity.  The Company's cash balances are restricted in that daily cash collected from customers is deposited into accounts controlled by GECC and is transferred to pay down its borrowings.  The Company's cash requirements are funded daily by GECC provided there are available funds.  This arrangement combined with loan terms that allows GECC to declare the loan in default on a subjective basis requires that the revolving credit facility be classified as a current liability, notwithstanding the term of the agreement, in accordance with Financial Accounting Standards Board's Emerging Issues Task Force Issue Number 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF No. 95-22").  As a result, the Company has restated its consolidated balance sheet as of December 31, 2002 to reclassify $20.0 million of borrowings under its revolving credit facility, which were previously reported as long-term debt, to a current liability in accordance with the guidance contained in EITF No. 95-22.  At the Company's request, GECC has subsequently amended the credit facility to contain only objectively measured terms of default, thereby, allowing the outstanding balance of the Company's revolving credit facility to be classified as long-term at December 31, 2003.  When the business has generated excess cash, the Company has borrowed under the revolving credit facility to pay down the term loans.  The ability to borrow under the existing revolving credit facility depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables.

    Management anticipates that the existing resources and working capital should be sufficient to satisfy the Company's foreseeable cash requirements.  Of course, there can be no assurance that such expectations will prove to be correct.  Moreover, it should be noted that a continuation of losses would require the Company to seek alternative or additional financing sources.  There can be no assurance that any additional financing or other sources of capital will be available on acceptable terms or at all.  The inability to obtain additional financing, if needed, would have a material adverse effect on the Company's business, financial condition and results of operations.

Cash Requirements

    The following table summarizes the Company's contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

		Less than	1 to 3	4 to 5	After
	Total	1 Year	Years	Years	5 Years
Long term debt	$ 41,416	$ 4,071	$ 30,660	$ 181	$ 6,504
Operating lease	7,456	3,308	2,939	1,013	196
Total contractual cash obligation	$ 48,872	$ 7,379	$ 33,599	$ 1,194	$ 6,700

    The following table summarizes the Company's commercial commitments at December 31, 2003 and the effects such commitments are expected to have on its liquidity and cash flow in future periods (in thousands):

		Less than	1 to 3	4 to 5	After
	Total	1 Year	Years	Years	5 Years
Credit facility	$ 16,953	$ -	$ 16,953	$ -	$ -
Standby letters of credit	3,000	1,300	-	-	1,700
Total commercial commitments	$ 19,953	$ 1,300	$ 16,953	$ -	$ 1,700

Sources and Uses of Cash

    The following table summarizes the Company's cash flows in 2003, 2002 and 2001(in thousands):

	2003	2002	2001
Cash provided by (used in):
Operating activities	$ 1,570	$ 14,628	$ 11,237
Investing activities	635	(981)	(2,873)
Financing activities	(3,991)	(14,436)	(8,027)
Effects of exchange rate changes	28	(4)	(4)
Discontinued operations	1,141	(126)	(339)
Net Change in cash	$ (617)	$ (919)	$ (6)

Operating Activities

    Net cash provided by operating activities was approximately $1.6 million in 2003. Although the Company had a net loss of approximately $15.4 million for the year, adjustments for non-cash charges and net changes in operating assets and liabilities resulted in a positive cash flow from operations.  Non-cash charges included $12.3 million of goodwill impairment for the additional write-off of goodwill related to the Technology Solution segment,  $0.8 million of net loss from the discontinued U.K. operations, $2.4 million for increase in provision for doubtful accounts and notes principally related to Chief Executive, $3.4 million of depreciation and amortization expense, $1.2 million for the CEO's stock award and $0.5 for additional restructuring and other costs offset by non-cash credits of $8.4 million from increase in the provision for deferred income taxes primarily related to goodwill impairment and tax loss carryforwards.  The net changes in operating assets and liabilities in 2003 as compared to 2002 included a decrease in accounts receivable and other current assets due to lower net sales and an increase in current liabilities due to an increase in payroll and related benefits, and legal accruals.

    Net cash provided by operating activities was approximately $14.6 million in 2002. Although the Company had a net loss of approximately $22.4 million, adjustments for non-cash charges and net changes in operating assets and liabilities resulted in a positive cash flow from operations. The non-cash charges included: $4.9 million of depreciation and amortization expense, $3.6 million for increase in provision for doubtful accounts and notes principally related to Chief Executive and amortization expense, $12.3 million related to the cumulative effect of accounting change (goodwill impairment) and $1.0 million of restructuring and other costs offset by non-cash credits of $2.1 million from increase in the provision for deferred income taxes primarily related to goodwill impairment and tax loss carryforwards.  The changes in operating assets and liabilities in 2002 included a decrease in accounts receivable by approximately $18.0 million and current liabilities by approximately $3.4 million due to 30% decline in net sales.

    Net cash provided by operating activities was approximately $11.2 million in 2001. Although the Company had a net loss of approximately $10.7 million, adjustments for non-cash charges and net changes in operating assets and liabilities resulted in a positive cash flow from operations. The non-cash charges included: $7.5 million of depreciation and amortization expense, $1.4 million of restructuring and other costs, and 1.4 million of provision for doubtful accounts, offset by non-cash credits of $0.9 million from increase in the provision for deferred income taxes.  The changes in operating assets and liabilities in 2001 included a decrease in accounts receivable by approximately $20.2 million and current liabilities by approximately $4.8 million due a significant decrease in net sales offset by a $2.8 million increase in other current assets.

Investing Activities

    On May 30, 2003, the Company sold its UK Operations.  The total gross proceeds of the sale were $2.3 million (excluding any contingent payments based on the sold business' earnings).  The Company transferred approximately $1.1 million of cash as part of the UK Operations, resulting in a net cash inflow in 2003 related to the UK Operations divestiture of $1.2 million.  The loss on disposal recorded in 2003 was approximately $1.4 million.

    The Company reduced capital expenditures to $0.6 million in 2003 to preserve liquidity, compared to $1.0 million in 2002 and $3.0 million in 2001.  The Company uses operating leases for most computer and other office equipment.

Financing Activities

    Cash used in financing activities was approximately $4.0 million in 2003 as compared to approximately $14.4 million and $8.0 million in 2002 and 2001, respectively.  The change in 2003 compared with 2002 was primarily due to the repayment under the Company's revolving credit facility.  The Company's net sales declined by 30% in 2002 thereby reducing the amount of financing required under the revolving credit facility.

    Additionally, in 2002, the Company refinanced its mortgage on its corporate office facility.  The Company repaid approximately $5.4 million under the previous mortgage with proceeds of $7.0 million under the new mortgage.  The Company repaid $0.5 million and $3.0 million of the outstanding balance of Term Loan A with GECC in 2003 and 2002, respectively.  The change in 2002 compared with 2001 was primarily due to a lower borrowing base required to finance the Company's business as net sales declined significantly offset by the refinancing of the Company's revolving credit facility with GECC.

    As provided by the terms of its preferred stock, the shareholder has the option to collect the 7% dividend in cash or in-additional shares of preferred stock.  Beginning in 2002, due to the change in the tax regulations, a majority of preferred stock shareholders have requested cash dividends.  The Company paid approximately $314,000 and $290,000 in cash dividends on its preferred stock in 2003 and 2002, respectively, and issued approximately $83,000, $101,000 and $369, 000 in additional shares of preferred stock in 2003, 2002 and 2001, respectively.

Net Cash Provided by Discontinued Operations

    Net cash provided by discontinued operations includes the income from discontinued operations and the change in assets and liabilities of the discontinued business.

Debt Instruments, Guarantees and Related Covenants

    The Company's revolving credit facility with GECC provides for loans up to $47 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million.  The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables.  On November 14, 2003, the Company and GECC entered into the Fifth Amendment and Limited Waiver (the Fifth Amendment") to the Second Amended and Restated Credit Agreement, dated September 28, 2001.  The Fifth Amendment extends the term of the credit facility and two term loans to January 31, 2005 and reduces the interest rate on Term Loan B.  The new interest rate on Term Loan B is based on the 30-day Commercial Paper Rate plus three hundred fifty basis points which is the same interest the Company pays on its Term Loan A.  The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points.  Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B.

    At December 31, 2003, approximately $17.0 million was outstanding under the revolving credit facility and an additional $3.0 million was used to collateralize letters of credit.  The Company has standby letters of credit in the amount of $1.3 million as collateral against its insurance program.  These letters of credit are renewed annually.  The Company also has a $1.7 million letter of credit associated with its mortgage note.  The interest rate in effect at December 31, 2003 was 4.0%.  At December 31, 2003, $16.5 million and $18 million were outstanding under Term Loan A and Term Loan B, respectively, each with an effective interest rate of 4.5%.

    The Company's revolving credit facility is scheduled to expire in April 2005.  The Company plans to renew or extend this facility prior to its scheduled expiration. The Company's credit facility, as amended, contains various restrictive covenants that must be complied with on a continuing basis including the maintenance of certain financial ratios (minimum fixed charge coverage, minimum interest coverage, capital expenditures, and minimum tangible net worth) and restrictions on the amount of cash dividends, loans and advances within the consolidated group as well as other customary covenants, representations and warranties, funding conditions and events of default.  The Company received a waiver of certain financial covenants under the revolving credit facility, as amended, for the period ended December 31, 2003.  The Company expects to be in compliance with all covenants through April 2005.

    The debt obligations of the Company's subsidiaries, Butler Service Group, Inc. ("BSG") and Butler New Jersey Realty Corporation ("BNJRC"), are reflected in the Company's consolidated balance sheet.  In order to obtain favorable terms, guarantees of subsidiary debt are issued to lending institutions requiring the parent company to repay the debt should BSG or BNJRC default on their debt obligations.  At December 31, 2003, these guarantees totaled approximately $58.4 million.  Under the terms of the revolving credit facility, trnasfer of funds to the parent company by BSG is restricted.  BSG and BNJRC hold approximately 86.3% and 7.4%, respectively, of the Company's consolidated assets.  Management believes the likelihood of default by BSG or BNJRC is remote.

    The Company closed on a new mortgage for its corporate office facility on September 30, 2002.  During the second quarter of 2002, the Company did not meet the fixed charge coverage ratio covenant on its then existing seven-year mortgage for its corporate office facility.  The Company did receive a waiver from the mortgage holder, however, in exchange for the waiver, the bank accelerated the maturity date from November 1, 2004 to September 30, 2002.  In accordance with that agreement, that mortgage was repaid on September 30, 2002 and replaced with a new 10 year, $7.0 million, mortgage.  The new agreement's interest rate is fixed at 6.85% compared to an effective 8.1% rate on the prior mortgage. The Company used the net proceeds to finance its operations.  In conjunction with the repayment of its existing mortgage, the Company terminated its interest rate swap agreement.  The Company paid $457,000 as a termination fee to the bank, which represented the market value of the swap arrangement at September 30, 2002.  In accordance with SFAS No. 133, the Company reclassified the loss on the swap arrangement from accumulated other comprehensive income to earnings and the loss was included in restructuring and other charges in 2002.

    The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Cash Management

    The Company's ability to make scheduled debt service payments and fund operations and capital expenditures depends on the Company's future performance and financial results, including the successful implementation of its business strategy and, to a certain extent, the general condition of the staffing services industry and general economic, political, financial, competitive, legislative and regulatory environment.  In addition, the Company's ability to refinance its indebtedness depends to a certain extent on these factors as well.  Many factors affecting the Company's future performance and financial results, including the severity and duration of macroeconomic downturns, are beyond the Company's control.

    The Company intends to use its cash flow to make debt service payments and fund its operations and capital expenditures and, therefore does not anticipate paying dividends on its common stock in the foreseeable future.

ACQUISITIONS

    During 2001, the Company paid approximately $6,000 for contingent earn-out payments and settlements in conjunction with an acquisition made during 1998.

RISK MANAGEMENT

    From time-to-time the Company will use derivative instruments to limit its exposure to fluctuating interest rates.  It is not the Company's policy to use these transactions for speculation purposes.  At December 31, 2003, the Company had no derivative instruments.

CRITICAL ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts, including, but not limited to, receivable valuations, impairment of goodwill, pension benefit obligations, income taxes, restructuring costs and litigation accruals.  Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. The Company reviews these matters and reflects changes in estimates as appropriate.  Actual results could differ from those estimates.

    Outlined below are accounting policies, which are important to the Company's financial position and results of operations, and require significant judgments and estimates on the part of management.  For a summary of all of the Company's significant accounting policies, including the accounting policies discussed below, see Note 2 to the consolidated financial statements.

Revenue Recognition

    The Company's revenue recognition policies comply with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."  Approximately 85% of revenue is generated from time and material contracts where there is a signed agreement or approved purchase order in place that specifies the fixed hourly rate and other reimbursable costs to be billed based on direct labor hours incurred.  Revenue is recognized on these contracts based on direct labor hours incurred.

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

Allowance for Doubtful Accounts and Notes

    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company reviews a customer's credit history before extending credit.  The Company establishes an allowance for doubtful accounts and notes based upon factors surrounding the credit risk of specific customers, historical trends and other information.  The Company has demonstrated the ability to make reasonable and reliable estimates, however, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill

    Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies and had been amortized through December 31, 2001 on a straight-line basis over the expected period to be benefited but not more than 40 years.  Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." and as a result, goodwill is no longer being amortized but tested for impairment.  Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.   An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.  Accordingly in 2002, the Company ceased amortization of all goodwill and performed the transitional goodwill impairment test.  The Company determined the implied fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts.  This evaluation indicated that goodwill recorded in the Technology Solutions segment was impaired as of January 1, 2002.  The primary factor resulting in the impairment charge was the continuing difficult economic environment in the information technology sector.  Accordingly, the Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.

    On June 30, 2003, the Company performed its annual goodwill impairment test and determined that there was additional impairment of the goodwill recorded in the Technology Solution segment.  Accordingly, the Company recognized a non-cash charge of approximately $12.3 million.

    In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit.  If these estimates or related projections change in the future, there may be a need to record additional impairment charges for goodwill.

Litigation Accruals

    The Company is currently involved in certain legal proceedings and, as required, has accrued its estimate of the probable costs for the resolution of these claims.  This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates.

Income Taxes

    The breadth of the Company's operations and the complexity of tax regulations require assessments of uncertainties and judgments in estimating the ultimate taxes the Company will pay.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of proposed assessments arising from federal and state tax audits.  The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters.  Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets.  Deferred tax assets are regularly reviewed for recoverability. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies.  If the Company were unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish a valuation allowance against all or a portion of the deferred tax assets, thus resulting in an increase in the effective tax rate and an adverse impact on the Company's financial position and results of operations.

Pension Benefit Plan Actuarial Assumptions

    The Company's pension benefit obligations and related costs are calculated using actuarial concepts within the framework of SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No. 88, "Employers' Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and for Termination Benefits."  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement.  Management evaluates these critical assumptions annually.  Other assumptions involve demographic factors such as retirement, mortality, turnover and rate of compensation increases.

    The discount rate enables the Company to state expected future cash flow as a present value on the measurement date.  The guideline for setting this rate is a high-quality long-term corporate bond rate.  A lower discount rate increases the present value of benefit obligations and increases pension expense.  Management reduced the discount rate to 6.00% in 2003 from 6.75% in 2002 to reflect market interest rate conditions.  A one-percentage point decrease/increase in the assumed discount rate would increase/decrease the projected benefit obligation by 16.67% or approximately $429,000 and increase/decrease the net periodic pension cost by approximately $24,000.

    To determine the expected long-term rate of return on the plan assets, management considered the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on pension plan assets would increase pension expense.  The long-term expected rate of return on plan assets was 8.00% and 8.50% in 2003 and 2002, respectively.  A one-percentage point increase/decrease in the long-term return on pension asset assumption means the net periodic pension cost would decrease/increase by 1% of the pension benefit obligation or approximately $26,000.

Restructuring and other related costs

    In order to consolidate operations, downsize and improve operating efficiencies, the Company has recorded restructuring charges. The recognition of restructuring charges requires estimates and judgments regarding employee termination benefits and other exit costs to be incurred when the restructuring actions take place. Actual results can vary from these estimates, which results in adjustments in the period of the change in estimate.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

    In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46").  FIN 46 requires that a variable interest entity ("VIE") be consolidated when a company is subject to the majority of the risk of loss from the VIE's activities or is entitled to receive the majority of the entity's residual returns, or both.  FIN 46 is effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 is applicable to the Company as of December 31, 2003.  In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"), which partially delayed the effective date of the interpretation to March 31, 2004 and added additional scope exceptions.  The adoption of applicable provisions of FIN 46 in 2003 had no impact on the Company's consolidated results of operations and financial position.  Adoption of FIN 46R is not expected to have a material impact on the Company's consolidated results of operations and financial position.

FORWARD-LOOKING STATEMENTS

    Certain statements in this report may constitute "forward-looking" statements within the meaning of the Private Litigation Reform Act of 1995. Words such as "expects," "intends," "plans," "projects," "believes," "estimates," and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The actual results and future trends may differ materially depending on a variety of factors, including, without limitation: (i) unemployment and general economic conditions associated with the provision of engineering services and solutions and placement of temporary staffing personnel, particularly in the telecommunication services and information technology divisions; (ii) possible additional gross margin pressure; (iii) possible slowdown in accounts receivable collections; (iv) possible loss of key employees and executive officers; (v) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (vi) possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the Company's ability to remain competitive in the markets which it serves; (x) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xi) the risk of claims being made against the Company associated with providing temporary staffing services; (xii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiii) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations including legal requirements associated with the definition of independent contractors; (xiv) predictions as to the future need for the Company's services; (xv) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvi) the costs of conducting and the outcome of litigation involving the Company, (xvii) competition, (xiii) the spending of the Company's key customers returning to more normal levels; (xix) the likelihood of the Company increasing its share of the market in which it competes and (xx) other economic, competitive and governmental factors affecting the Company's operations, markets and services.

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

    The Company's exposure to market risk for changes in interest rates relates primarily to medium- and long-term debt.  The Company's debt obligations outstanding as of December 31, 2003, are summarized in the table below.  For debt obligations, the table below presents principal cash flows and related weighted average interest rates by year of maturity.  Variable interest rates disclosed represent the weighted average rates at the end of the period.

(in thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Revolving credit facility -
4.13% average interest rate	$ -	$ 16,953	$ -	$ -	$ -	$ -	$ 16,953	$ 16,953
Variable-rate Term Loan A -
4.63% average interest rate	4,000	12,500	-	-	-	-	16,500	16,500
Variable-rate Term Loan B -
9.03% average interest rate	-	18,000	-	-	-	-	18,000	18,000
6.85% mortgage notes	71	77	83	88	93	6,504	6,916	6,916
	$ 4,071	$ 47,530	$ 83	$ 88	$ 93	$ 6,504	$ 58,369	$ 58,369

    The Company's international operations are directed from offices in Hyderabad, India. The operations in India accounted for approximately 0.1% of the Company's sales for the year December 31, 2003.  On May 30, 2003, the Company sold its UK Operations.  Included in income from discontinued operations are net sales from UK operations of $11.8 million for the year ended December 31, 2003.  During 2003, 2002 and 2001, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements

Page
Financial Statements:

Consolidated Balance Sheets at December 31, 2003 and 2002 (restated)	F-1

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2003	F-2

Consolidated Statements of Comprehensive Income/(Loss) for each of the three years
in the period ended December 31, 2003	F-3

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 2003	F-4

Consolidated Statements of Stockholders' Equity for each
of the three years in the period ended December 31, 2003	F-5

Notes to Consolidated Financial Statements	F-6

Independent Auditors' Report	F-28

Other supporting schedules are submitted in a separate section of this report following Item 15.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of
	December 31,	December 31,
	2003	2002*
ASSETS
Current assets:
Cash	$ 489	$ 1,106
Accounts receivable, net	31,474	40,080
Inventories	80	95
Deferred income taxes	7,017	6,367
Other current assets	2,661	3,885
Total current assets	41,721	51,533

Property and equipment, net	11,917	14,633
Long-term deferred income taxes	8,763	1,943
Other assets	2,166	2,733
Goodwill	33,999	46,330

Total assets	$ 98,566	$ 117,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 20,175	$ 19,909
Revolving credit facility	-	19,982
Current portion of long-term debt	4,071	5,249
Total current liabilities	24,246	45,140

Revolving credit facility	16,953	-
Other long-term debt	37,345	37,909
Other long-term liabilities	2,945	3,115
Commitments and contingencies (see note 8)

Stockholders' equity:
Series B 7% Cumulative Convertible Preferred Stock: par value $0.001 per share, authorized 15,000,000, issued 5,736,488 in 2003 and 5,653,239
in 2002; Liquidation preference $5,736 in 2003 and $5,653 in 2002	6	6
Common stock: par value $0.001 per share, authorized
125,000,000; issued 11,307,264 in 2003 and 10,183,864 in 2002;
outstanding 11,291,791 in 2003 and 10,168,391 in 2002	11	10
Additional paid-in capital	98,423	97,183
Receivables from stockholders	(5,906)	(5,906)
Accumulated deficit	(74,770)	(59,015)
Accumulated other comprehensive loss	(598)	(1,181)
Sub-total	17,166	31,097
Less - Treasury stock 15,473 shares in 2003 and 2002	(89)	(89)
Total stockholders' equity	17,077	31,008

Total liabilities and stockholders' equity	$ 98,566	$ 117,172

* The consolidated balance sheet as of December 31, 2002 has been restated, see Note 7.

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	For the Year Ended December 31,
	2003	2002	2001

Net sales	$ 208,983	$ 246,174	$ 350,425
Cost of sales	172,497	198,307	280,363
Gross margin	36,486	47,867	70,062

Depreciation and amortization	2,637	4,063	7,156
Selling, general and administrative expenses	32,483	46,064	64,390
Provision for doubtful accounts and notes	2,439	3,577	1,404
Restructuring and other charges	2,442	4,636	9,314
Legal settlements and related costs	2,262	-	-
Goodwill impairment	12,331	-	-
Operating loss	(18,108)	(10,473)	(12,202)

Interest expense	(4,819)	(5,253)	(5,476)
Loss from continuing operations before income tax	(22,927)	(15,726)	(17,678)

Income tax benefit	(8,355)	(5,312)	(6,046)

Loss from continuing operations	(14,572)	(10,414)	(11,632)

(Loss)/income from discontinued operations, net of tax	(786)	326	888

Cumulative effect of accounting change, net of tax	-	(12,338)	-

Net loss	$ (15,358)	$ 22,426)	$ (10,744)

Earnings/(loss) per share of common stock:
Basic:
Continuing operations	$ (1.47)	$ (1.07)	$ (1.27)
Discontinued operations	(0.08)	0.03	0.09
Cumulative effect of accounting change	-	(1.23)	-
	$ (1.55)	$ (2.27)	$ (1.18)
Assuming dilution:
Continuing operations	$ (1.47)	$ (1.07)	$ (1.27)
Discontinued operations	(0.08)	0.03	0.09
Cumulative effect of accounting change	-	(1.23)	-
	$ (1.55)	$ (2.27)	$ (1.18)

Average number of common shares and
common share equivalents outstanding:
Basic	10,174	10,037	9,422
Assuming dilution	10,174	10,037	9,422

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)

	Year Ended December 31,
	2003	2002	2001

Net loss	$ (15,358)	$ (22,426)	$ (10,744)

Other comprehensive (loss)/income, net of tax:
Unrealized loss on interest rate swap	-	-	(138)
Cumulative effect of accounting change	-	-	(64)
Minimum pension liability adjustment	166	(753)	-
Foreign currency translation adjustments	28	148	(49)
Reclassification of losses on interest rate swap
realized upon termination of agreement	-	202	-
Reclassification of foreign currency translation losses
realized upon sale of UK based operations	389	-	-
Other comprehensive (loss)/income	583	(403)	(251)

Comprehensive loss	$ (14,775)	$ (22,829)	$ (10,995)

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (15,358)	$ (22,426)	$ (10,744)
Adjustments to reconcile net loss to
net cash provided by/(used in) operating activities:
Income from discontinued operations, net of tax	(621)	(326)	(888)
Loss on disposal of discontinued operations, net of tax	1,407	-	-
Depreciation and amortization	2,637	4,063	7,156
Provision for doubtful accounts and notes	2,439	3,577	1,404
Provision for deferred taxes	(8,400)	(2,097)	(896)
Amortization of deferred financing charges	773	814	293
Net periodic pension expense/(income)	119	(64)	(195)
Stock awards and grants	1,158	535	-
(Gain)/loss on sale of equipment	(18)	1	(110)
Non-cash restructuring and other charges	538	1,013	1,413
Loss on termination of interest rate swap	-	457	-
Write-off on investment securities	-	-	250
Goodwill impairment loss	12,331	-	-
Cumulative effect of accounting change, net of tax	-	12,338	-
Other changes that (used)/provided cash:
Accounts receivable	2,390	17,970	20,170
Inventories	15	52	332
Other current assets	842	1,655	(2,794)
Other assets	309	467	(315)
Current liabilities	1,009	(3,415)	(4,770)
Other long term liabilities	-	(31)	877
Net cash provided by operating activities	1,570	14,583	11,183
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	27	12	159
Capital expenditures	(601)	(948)	(2,972)
Proceeds from sale of discontinued operations	1,209	-	-
Cost of business acquired	-	-	(6)
Net cash provided by/(used in) investing activities	635	(936)	(2,819)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under credit facility	(3,029)	(12,315)	(18,466)
Proceeds from long term debt	-	7,000	15,256
Repayment of long term debt	(567)	(8,850)	(2,939)
Financing fees paid	(81)	(164)	(1,889)
Cash dividends on preferred shares	(314)	(290)	-
Net proceeds from exercise of stock options	-	5	-
Repurchase of preferred shares	-	(6)	(34)
Issuances of treasury shares	-	184	45
Net cash used in financing activities	(3,991)	(14,436)	(8,027)

Effect of exchange rate changes on cash	28	(4)	(4)
Net cash provided by/(used in) discontinued operations	1,141	(126)	(339)
Net decrease in cash	(617)	(919)	(6)
Cash at beginning of period	1,106	2,025	2,031
Cash at end of period	$ 489	$ 1,106	$ 2,025

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands except share data)

	2003		2002		2001
	Shares	Amount	Shares	Amount	Shares	Amount
Series B Preferred Stock:
Balance at January 1,	5,653,239	$ 6	5,558,503	$ 6	5,188,922	$ 5
Dividends paid in-kind	83,249	-	101,642	-	369,581	1
Shares repurchased	-	-	(6,906)	-	-	-
Balance at December 31,	5,736,488	6	5,653,239	6	5,558,503	6
Common stock:
Balance at January 1,	10,183,864	10	10,090,244	10	10,095,154	10
Shares repurchased and retired	-	-	-	-	(4,910)	-
Common stock issued	50,000	-	50,000	-	-	-
Restricted stock issued	1,073,400	1	-	-	-	-
Treasury shares retired	-	-	(317,380)	-	-	-
Stock options exercised	-	-	361,000	-	-	-
Balance at December 31,	11,307,264	11	10,183,864	10	10,090,244	10
Treasury stock:
Balance at January 1,	(15,473)	(89)	(671,722)	(5,927)	(675,640)	(5,972)
Shares issued	-	-	338,869	767	3,918	45
Shares retired	-	-	317,380	5,071	-	-
Balance at December 31,	(15,473)	(89)	(15,473)	(89)	(671,722)	(5,927)
Additional paid-in capital:
Balance at January 1,		97,183		100,819		100,484
Common shares repurchased and retired		-		-		(34)
Common stock issued		20		20		-
Restricted stock issued		1,137		-		-
Treasury shares retired		-		(5,071)		-
Stock options exercised		-		920		-
Warrants issued		-		400		-
Preferred shares repurchased		-		(6)		-
Preferred shares dividend paid in-kind		83		101		369
Balance at December 31,		98,423		97,183		100,819
Receivables from officers and directors:
Balance at January 1,		(5,906)		(5,021)		(5,021)
Loans forgiven		-		31		-
Loans issued for options exercised		-		(916)		-
Balance at December 31,		(5,906)		(5,906)		(5,021)
Accumulated deficit:
Balance at January 1,		(59,015)		(36,198)		(25,084)
Net loss		(15,358)		(22,426)		(10,744)
Preferred shares dividend paid		(397)		(391)		(370)
Balance at December 31,		(74,770)		(59,015)		(36,198)
Accumulated other comprehensive loss:
Balance at January 1,		(1,181)		(778)		(527)
Unrealized loss on interest rate swap		-		-		(138)
Cumulative effect of accounting change		-		-		(64)
Minimum pension liability adjustment		166		(753)		-
Foreign currency translation adjustment		28		148		(49)
Reclassification of interest rate swap losses		-		202		-
Reclassification of foreign translation losses		389		-		-
Balance at December 31,		(598)		(1,181)		(778)
Total stockholders' equity		$ 17,077		$ 31,008		$ 52,911

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except per share data)

1.       DESCRIPTION OF BUSINESS AND SEGMENT INFORMATION:

Butler International, Inc., together with its wholly owned subsidiaries (the "Company"), provides outsourcing, project management and technical staff augmentation services in technical, information technology, and telecommunications disciplines including:  engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software quality assurance testing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation.  The Company also provides fleet maintenance and repair services to major ground fleet-holders nationwide.  These services are provided through three ISO 9002 certified business segments: Technical Group, Information Technology Solutions and Telecommunications Service.

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

Telecommunications Services help telecommunications equipment manufacturers and service providers upgrade wireless and wire line network infrastructure in order to manage the convergence of voice and data traffic, offer more reliable high-speed data and wireless services, reduce operating costs, and increase profitability.  These services are typically but not always performed in the central office, which is the nerve center of the public network.  Services include integration of optical, wireless and broadband network systems, which is also referred to as engineering, installation and test (EF&I).  Special projects, outside plant engineering, and drafting are additional areas of expertise.  Employees are skilled in working with a wide range of network equipment.  The Company operates a technical training facility in its Irving, Texas location devoted to broadening employee technical competencies and verification of employee capabilities.  The Company also provides fleet services, which involve customized fleet operations for major ground fleet-holders nationwide, mainly in the telecommunications sector, which include vehicle maintenance and repair and total fleet management solutions.

Segment Information

The Company discloses segment information in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires companies to report selected segment information on a quarterly and annual basis and to report certain entity-wide disclosures about products and services, major customers and material countries in which the entity holds assets and reports revenues.  The operating segments reported below are the segments of the Company for which operating results are evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The Company's reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies.  The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 2.  Intersegment sales are not significant.  The operating results for the Technology Solutions segment includes a goodwill impairment charge of approximately $12.3 million for the year ended December 31, 2003 (see Note 2).  As part of the Company's restructuring efforts, Fleet Services began reporting operationally to the division head of Telecommunications Services in the fourth quarter of 2002, as its most significant customers are in the Telecommunications sector.  In 2003, the Company combined Fleet Services and Telecommunications Services segments into one reporting unit.  The segment information for 2002 and 2001 has been restated to present the combined segment.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

Net sales and operating income/(loss) by segment:

	2003	2002	2001
Net sales:
Technical Group	$ 123,516	$ 122,531	$ 135,455
Telecommunication Services	60,341	84,687	158,991
Technology Solutions	24,054	37,074	53,571
Unallocated amounts	1,072	1,882	2,408
Consolidated Total	$ 208,983	$ 246,174	$ 350,425

Operating loss:
Technical Group	$ 10,673	$ 10,076	$ 9,966
Telecommunication Services	2,964	4,629	11,784
Technology Solutions	(10,151)	3,703	225
Restructuring and other charges	(2,442)	(4,636)	(9,314)
Legal settlements and related costs	(2,262)	-	-
Unallocated amounts	(16,890)	(24,245)	(24,863)
Consolidated Total	$ (18,108)	$ (10,473)	$ (12,202)

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

The Company primarily operates in the United States.  Operations include the results of the India subsidiary.  The India subsidiary began operations in April 2001.  Net sales from the India operation were approximately $932,000, $680,000 and $94,000 in 2003, 2002 and 2001, respectively.  It generated operating profits/(losses) of approximately $469,000, $316,000 and ($160,000) in 2003, 2002 and 2001, respectively.

In 2003, Los Alamos National Labs (University of California) accounted for approximately 11% of the Company's net sales. United Technologies Corp. (Sikorsky) accounted for approximately 11% and 12% of the Company's net sales in 2003 and 2002, respectively.  No other client individually represented more than 10% of net sales in 2003 or 2002.  No clients individually represented 10% of the Company's net sales in 2001.  Therefore, the Company does not believe it has a material reliance on any one customer as the Company provides services to numerous Fortune 1000 and other leading businesses.

2.       SIGNIFICANT ACCOUNTING POLICIES:

Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  The consolidated financial statements of the Company include the accounts of Butler International, Inc. and its consolidated subsidiaries after elimination of all significant intercompany transactions and balances.

On May 30, 2003, the Company sold its business in the United Kingdom ("UK").  The UK business was part of the Company's Technical Group reporting segment.  As a result of the sale of the UK business in 2003, the Company's previously reported consolidated financial statement for 2002 and 2001 have been restated to present the discontinued UK operations separate from continuing operations.  (See Note 20 Discontinued Operations.)

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

Year End

The Company's financial reporting year-end ends on the last Sunday in December.  All years presented included 52 weeks.  In the consolidated financial statements, all fiscal years are shown to begin as of January 1 and end as of December 31 for ease of presentation.  This presentation does not have a material effect on the financial condition, results of operations or cash flows.

Inventory

Inventory consists of purchased goods and is valued at the lower of cost or market.  Cost is determined by using an average cost per unit.

Property and Equipment

Property and equipment are recorded at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which generally range between one and ten years except for the Company's headquarters building which has a thirty-year life.  Leasehold improvements are amortized by the straight-line method over the related lease or the estimated useful life of the asset whichever is shorter.  Upon disposal of property and equipment, the asset and related accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in earnings.  Fully depreciated assets are not removed from the accounts until physical disposition.  Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $2,637,000, $4,063,000, and $4,754,000, respectively.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies and had been amortized on a straight-line basis over the expected period to be benefited but not more than 40 years through December 31, 2001.  Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." and as a result, goodwill is no longer being amortized.  Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.   An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.  (See Notes 3 and 5.)

Long-Lived Assets

It is the Company's policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value to the fair value of the asset.

Defined Pension Plan

The Company records annual amounts relating to its defined pension plan based on calculations specified by U.S. GAAP, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally recorded or amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plan are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.

Fair Value of Financial Instruments

The Company considers carrying amounts of cash, accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.  Amounts outstanding under long-term debt agreements are considered to be carried on the financial statements at their estimated fair values because they were entered into recently and /or accrue interest at rates, which generally fluctuate with interest rate trends.  Interest rate swap agreements are carried at fair value, which is the estimated amount the Company would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the agreement.  The fair value of letters of credit is determined to be zero, as management does not expect any material losses to result from these instruments because performance is not expected to be required.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

Derivative Financial Instruments

As of January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 and SFAS No. 149 (see Note 3).  The Company utilizes derivative financial instruments, primarily interest rate swap agreements, to manage its exposure to interest rate fluctuations.  All derivatives are recognized on the balance sheet at their fair value.  The derivative financial instruments used by the Company are highly effective hedges as the terms of the financial instruments match those of the underlying debt.  All of the derivative financial instruments have been designated as cash flow hedges.  All derivatives are adjusted to their fair market value at the end of each reporting period.  Unrealized gains or losses for cash flow hedges are recorded in accumulated other comprehensive income/(loss) and are recognized in earnings as the hedged transaction occurs.  The Company does not enter into or hold derivatives for trading or speculative purposes.  At December 31, 2003 and 2002, the Company did not have any derivative financial instruments.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.  Gains and losses on the subsequent reissuances of shares are credited or charged to additional paid-in capital using the average-cost method.

Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic value method in accordance with using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."  The Company has recognized no compensation expense related to employee stock options for any year shown, since options were always granted at a price equal to the market price on the day of grant.  See Note 10 for information regarding the Company's stock option plans.

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company's financial statements.  The Statement also allows the Company to continue to account for stock-based employee compensation using the intrinsic value for equity instruments.  The Company has adopted the disclosure-only provision of SFAS No. 123.  SFAS No. 123 requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein.  The Company also adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with provisions of SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated as follows:

	2003	2002	2001
Net loss - as reported	$ (15,358)	$ (22,426)	$ (10,744)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(289)	(487)	(468)
Net loss - pro forma	$ (15,647)	$ (22,913)	$ (11,212)

Loss per share:
Basic - as reported	$ (1.55)	$ (2.27)	$ (1.18)
Basic - pro forma	(1.58)	(2.32)	(1.23)

Assuming dilution - as reported	$ (1.55)	$ (2.27)	$ (1.18)
Assuming dilution - pro forma	(1.58)	(2.32)	(1.23)

The weighted average fair value of options granted during 2003, 2002 and 2001 was estimated to be $0.74, $1.76 and $4.61, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions assuming no dividends paid in the foreseeable future:

	2003	2002	2001
Risk-free interest rate	3.98%	5.26%	5.33%
Expected life	6.1 years	6.9 years	6.7 years
Expected volatility	101.53%	87.52%	86.48%

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

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

Allowance for Doubtful Accounts and Notes

The Company maintains allowances for doubtful accounts and notes for estimated losses resulting from the inability of its customers to make required payments.  The Company reviews a customer's credit history before extending credit.  The Company establishes an allowance for doubtful accounts and notes based upon factors surrounding the credit risk of specific customers, historical trends and other information.  The Company has demonstrated the ability to make reasonable and reliable estimates, however, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes

The Company and its subsidiaries file consolidated federal tax returns.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting amounts of assets and liabilities and their respective tax bases.  The Company periodically assesses recoverability of deferred tax assets.  A valuation allowances is recognized if, based on he weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share from continuing operations as required by SFAS No. 128, "Earnings per Share":

	2003	2002	2001
Loss from continuing operations	$ (14,572)	$ (10,414)	$ (11,632)
Less: Preferred stock dividends	(397)	(391)	(370)
Loss for basic earnings per share calculation	(14,969)	(10,805)	(12,002)
Add: Income impact of assumed conversions:
Convertible preferred stock dividend	-	-	-
Loss for diluted earnings per share calculation	$ (14,969)	$ (10,805)	$ (12,002)

Weighted-average number of common shares:
Basic	10,174	10,037	9,422
Add: Incremental shares from
assumed conversions:
Restricted common stock	-	-	-
Stock options and warrants	-	-	-
Convertible preferred stock	-	-	-
Assuming dilution	10,174	10,037	9,422

Loss per common share from continuing operations:
Basic	$ (1.47)	$ (1.07)	$ (1.27)
Assuming dilution	$ (1.47)	$ (1.07)	$ (1.27)

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

The Company presents both basic and diluted loss per common share.  Basic earnings per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Earnings per common share assuming dilution reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company.  Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Accordingly, 199,976 weighted-average of restricted stock granted on October 24, 2003 have been excluded from the calculation of diluted loss per share for the year ended December 31, 2003 and 183,750 common equivalent shares have been excluded from the calculation of diluted loss per share for the year ended December 31, 2001.  The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants.  Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.  For the years ended December 31, 2003, 2002 and 2001, there were options and warrants totaling 1,459,458, 1,591,333 and 1,343,000, respectively, where the exercise price was greater than the average market price of the common shares and, therefore, were excluded from the computation of diluted loss per share.

Reclassifications

Certain reclassifications have been made in the 2002 and 2001 financial statements to conform to the 2003 presentation.

3.       ACCOUNTING CHANGES:

Change in Accounting for Goodwill and Certain Other Intangibles

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 requires that goodwill and other indefinite lived intangible assets not be amortized, but be tested for impairment at least annually at the reporting unit level.  An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.  Accordingly, the Company ceased amortization of all goodwill upon adoption of SFAS No. 142.  The Company performed the transitional goodwill impairment test.  The Company determined the implied fair value of each of its reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts.  This evaluation indicated that goodwill recorded in the Technology Solutions segment was impaired as of January 1, 2002.  The primary factor resulting in the impairment charge was the continuing difficult economic environment in the information technology sector.  Accordingly, the Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.

Change in Accounting for Derivative Instruments

As of January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," subsequently amended by SFAS No. 138 and SFAS No. 149.  SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.  Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.  The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.  As a result of adopting SFAS No. 133 as amended, and in accordance with the transition provisions, the Company recorded an unrealized loss of approximately $64,000 (net of tax benefit of approximately $41,000) to accumulated other comprehensive income/(loss).

Other Accounting Pronouncements

Effective December 15, 2003, the Company adopted SFAS No. 132 (Revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits'" ("SFAS No. 132-R").  SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost.  The Company adopted the revised disclosure requirements of this pronouncement.   (See Note 6 Employee Benefit Plans.)

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46").  FIN 46 requires that a variable interest entity ("VIE") be consolidated when a company is subject to the majority of the risk of loss from the VIE's activities or is entitled to receive the majority of the entity's residual returns, or both.  FIN 46 is effective immediately for all arrangements entered into after January 31, 2003.  For those arrangements entered into prior to January 31, 2003, FIN 46 is applicable to the Company as of December 31, 2003.  In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"), which partially delayed the effective date of the interpretation to March 31, 2004 and added additional scope exceptions.  The adoption of applicable provisions of FIN 46 in 2003 had no impact on the Company's consolidated results of operations and financial position.  Adoption of FIN 46R is not expected to have a material impact on the Company's consolidated results of operations and financial position.

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

Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45").  The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee.  In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities.  The resulting disclosure provisions were effective for year-end 2002.  Recognition and measurement provisions become effective for guarantees issued or modified after December 31, 2002.  Adoption of this Interpretation had no impact on the Company's consolidated results of operations and financial position.

Effective December 31, 2002, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in the financial statements about the effects of stock-based compensation.  The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation in the foreseeable future, however, the Company has complied with the new disclosure requirements.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

4.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

Details of certain balance sheet accounts are as follows:

	2003	2002
Accounts Receivable:
Trade accounts receivable	$ 30,147	$ 35,224
Income tax receivable	157	3,319
Other including unbilled revenue	9,670	7,961
Allowance for doubtful accounts	(8,500)	(6,424)
	$ 31,474	$ 40,080
Property and Equipment:
Land	$ 5,662	$ 5,662
Buildings	4,168	4,168
Motor vehicles and equipment	6,151	7,176
Computer hardware and software	14,639	15,335
Leasehold improvements	2,515	2,686
	33,135	35,027
Less accumulated depreciation	(21,218)	(20,394)
	$ 11,917	$ 14,633
Accounts payable and accrued liabilities:
Accounts payable	$ 4,451	$ 4,548
Payroll and related benefits	5,963	4,166
Pension and other deferred benefits	2,435	2,585
Insurance-related payables	2,201	2,452
Accrued legal costs	1,190	80
Taxes other than income taxes	1,746	2,248
Accrued restructuring charges	810	1,198
Other	1,379	2,632
	$ 20,175	$ 19,909

5.       GOODWILL:

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

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

	Technical	Telecom	Technology
	Group	Services	Solutions	Total
Balance at December 31, 2001	$ 18,581	$ 7,803	$ 33,688	$ 60,072
Transitional impairment loss	-	-	(13,742)	(13,742)
Balance at December 31, 2002	18,581	7,803	19,946	46,330
Impairment loss	-	-	(12,331)	(12,331)
Balance at December 31, 2003	$ 18,581	$ 7,803	$ 7,615	$ 33,999

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

As described in Note 3, the Company adopted SFAS No. 142 as of January 1, 2002 and, as a result, the Company no longer amortizes its goodwill.  As required by SFAS No. 142, the results for 2001 have not been restated.  Had the Company applied the non-amortization provisions related to goodwill under SFAS No. 142 for all periods presented, the Company's net loss and loss per share for 2001 would have been as follows:

2001
Reported net loss	$ (10,744)
Add: Goodwill amortization, net of tax	1,467
Adjusted net loss	$ (9,277)

Loss per common share:
Basic:
Reported net loss	$ (1.18)
Add: Goodwill amortization, net of tax	0.16
Adjusted basic net loss per share	$ (1.02)
Assuming dilution:
Reported diluted net loss	$ (1.18)
Add: Goodwill amortization, net of tax	0.16
Adjusted diluted net loss per share	$ (1.02)

6.       EMPLOYEE BENEFIT PLANS:

Defined Benefit Plan

The Company has a funded noncontributory defined benefit pension plan (the "Plan").  Benefits under the Plan are determined based on earnings and period of service.  The Company funds the Plan in accordance with the minimum funding requirements of the Employees Retirement Income Security Act of 1974.  A participant's Employee Stock Option Plan ("ESOP") credits reduced benefits payable under the Plan.  Effective June 1997, retroactive to December 31, 1996, the Company froze future benefit accruals under the Plan and ESOP.  The Company uses a December 31 measurement date.

The Company recognized a settlement loss of approximately $73,000 and $30,000 during 2003 and 2002, respectively, resulting from reductions in employment levels primarily in connection with restructuring activities.  A settlement under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," must be recognized when the amount of single sum payments made during the year exceeded the sum of service and interest costs for that year.  In 2003, the settlement was deemed to have occurred as of December 31, 2003.  In 2002, the settlement was deemed to have occurred as of April 30, 2002.

The accumulated benefit obligation for the Plan was approximately $2,575,000 and $2,410,000 at December 31, 2003 and 2002, respectively.  At December 31, 2002, the accumulated benefit obligation of the pension plan exceeded the fair value of plan assets for the first time.  Accordingly, in accordance with SFAS No. 87, "Employer's Accounting for Pensions", the Company recorded an additional minimum pension liability of approximately $1,234,000 in 2002.  At December 31, 2003, the Company reduced its additional minimum pension liability by approximately $272,000 to approximately $962,000. The adjustments to the additional minimum pension liability were included in accumulated other comprehensive income.

Net periodic pension expense/(income) in 2003, 2002 and 2001 included the following components:

	2003	2002	2001
Interest cost	$ 159	$ 160	$ 174
Return on assets	(166)	(254)	(348)
Recognized net actuarial loss/(gain)	53	-	(21)
Settlement losses	73	30	-
Net periodic pension expense/(income)	$ 119	$ (64)	$ (195)

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

The change in benefit obligation, change in plan assets and reconciliation of funded status of the Plan for 2003 and 2002 were as follows:

	2003	2002
Change in benefit obligation:
Benefit obligations at beginning of year	$ 2,410	$ 2,622
Interest cost	159	160
Actuarial loss	201	134
Benefits paid	(17)	(14)
Settlements	(178)	(492)
Benefit obligations at end of year	$ 2,575	$ 2,410

Change in plan assets:
Fair value of the plan assets at beginning of year	$ 2,085	$ 3,339
Actual return on plan assets	530	(702)
Benefits paid	(17)	(14)
Settlements and other single sum benefits paid	(195)	(538)
Fair value of the plan assets at end of year	$ 2,403	$ 2,085

Funded status of plan:	$ (172)	$ (325)
Unrecognized actuarial loss	962	1,234
Net amount recognized	$ 790	$ 909

Amounts recognized in the consolidated balance sheet consisted of:

	2003	2002
Accrued benefit cost	$ (172)	$ (325)
Accumulated other comprehensive loss	962	1,234
Net amount recognized	$ 790	$ 909

The weighted-average assumptions were as follows:

	2003	2002	2001
Weighted average assumptions used
to determine funded status:
Discount rate	6.00%	6.75%	7.00%
Rate of compensation increase (1)	n/a	n/a	n/a

Weighted average assumptions used
to determine net periodic pension costs:
Discount rate	6.75%	7.00%	7.25%
Expected long-term rate of return
on plan assets	8.00%	8.50%	9.00%
Rate of compensation increase (1)	n/a	n/a	n/a

(1) Not applicable as benefit accruals have ceased.

The expected long-term rate of return on plan assets represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid.  The Company determines its expected long-term rate of return based upon historical market returns for equities and fixed income securities, adjusted as deemed appropriate to reflect more recent capital market experiences as well as the rate of inflation and interest rates.  The expected long-term rate of return is then validated by comparison to independent sources, which include actuarial consultants.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

The Plan's asset allocations at December 31, 2003 and 2002, by asset category were as follows:

	2003	2002
Equity securities	88.59%	77.80%
Certificates of deposits	1.81%	11.51%
Cash and cash equivalents	9.60%	10.69%
	100.00%	100.00%

The Company's pension assets are currently invested in domestic and international stocks, certificates of deposit and money market funds.  The Company employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk.  Current market conditions as well as forward-looking return expectations are evaluated vis-a-vis the demographics of the plan's participants, as part of the Company's investment policy process.  The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run.  As a result asset allocations may vary over time as the Company tries to achieve a desired total asset return over the long term, with an accepted level of risk in the shorter term.  Investment risk is measured in terms of likely volatility of annual investment returns, pension expense and funding requirements and monitored on an ongoing basis through periodic investment portfolio reviews.  The Company also uses a third party to provide investment consulting services.

Equity securities include 61,900 shares of Butler International Inc. common stock with a market value of approximately $93,000 (3.89% of total plan assets) and $28,000 (1.34% of total plan assets) at December 31, 2003 and 2002, respectively.

The Company does not expect to make any contributions to the Plan in 2004.  Estimated future benefit payments are as follows:

2004	2005	2006	2007	2008	2009 - 2013
$ 104	$ 101	$ 101	$ 168	$ 155	$ 999

401(K) Plan

The Company provides a 401(k) savings plan.  As of September 1, 2002, the Company suspended its matching program.  The Company made matching contributions of approximately $346,000 and $558,000 in 2002 and 2001, respectively.

The Company maintains a supplemental executive retirement plan ("SERP") for certain key employees. This plan allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax-deferred earnings, plus investment earnings on the deferred balances, as a retirement fund.  Participants do not receive a Company match on any of these deferrals.  All employee deferrals vest immediately.

Postemployment and Postretirement Benefits

The Company currently does not provide postemployment and postretirement benefits other than pensions.

7.       DEBT:

The Company's cash balances are restricted in that daily cash collected from customers is deposited into accounts controlled by the Company's lender, General Electric Capital Corporation ("GECC"), and is transferred to pay down its borrowings.  The Company's cash requirements are funded daily by GECC provided there are available funds.  This arrangement combined with loan terms that allow GECC to declare the loan in default on a subjective basis requires that the Company's revolving credit facility be classified as a current liability, notwithstanding the term of the agreement, in accordance with Financial Accounting Standards Board's Emerging Issues Task Force Issue Number 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF No. 95-22").  As a result, the Company has restated its consolidated balance sheet as of December 31, 2002 to reclassify $20.0 million of borrowings under its revolving credit facility, which were previously reported as long-term debt, as a current liability in accordance with the guidance contained in EITF No. 95-22.  At the Company's request, GECC has amended the credit facility agreement to contain only objectively measured terms of default, thereby, allowing the outstanding balance of the Company's revolving credit facility to be classified as long-term at December 31, 2003.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

Debt is summarized as follows:

	2003	2002
Current Liabilities:
Revolving credit facility expiring 2005 with average
interest rate of 4.13% for 2003 and 4.71% for 2002	$ -	$ 19,982

Long-term:
Revolving credit facility expiring 2005 with average
interest rate of 4.13% for 2003 and 4.71% for 2002	$ 16,953	$ -
Variable-rate Term Loan A due 2005 with average
interest rate of 4.63% for 2003 and 5.21% for 2002	16,500	17,000
Variable-rate Term Loan B due 2005 with average
interest rate of 9.03% for 2003 and 8.47% for 2002	18,000	18,000
5.75% U.K. credit facility due 2003	-	1,175
6.85% mortgage note due 2012	6,916	6,983
	58,369	43,158
Less current portion	(4,071)	(5,249)
	$ 54,298	$ 37,909

At December 31, 2003, the aggregate principal amounts of long-term debt (excluding revolving credit facility) scheduled for repayment for the years 2004 through 2008 were $4,070,000, $30,577,000, $83,000, $88,000 and $93,000 with $6,505,000 due thereafter.  The Company's revolving credit facility is scheduled to expire in April 2005.  The Company plans to renew or extend this facility prior to its scheduled expiration.  The debt obligations of the Company's subsidiaries, Butler Service Group, Inc. ("BSG") and Butler New Jersey Realty Corporation ("BNJRC"), are reflected in the Company's consolidated balance sheet.  In order to obtain favorable terms, guarantees of subsidiary debt are issued to lending institutions requiring the parent company to repay the debt should BSG or BNJRC default on their debt obligations.  At December 31, 2003, these guarantees totaled approximately $58.4 million.  Under the terms of the revolving credit facility, trnasfer of funds to the parent company by BSG is restricted.  BSG and BNJRC hold approximately 86.3% and 7.4%, respectively, of the Company's consolidated assets.  Management believes the likelihood of default by BSG or BNJRC is remote.

Revolving Credit Facility

The Company has a revolving credit facility with GECC, which provides for loans up to $47 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million.  The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables.  On November 14, 2003, the Company and GECC entered into the Fifth Amendment and Limited Waiver (the Fifth Amendment") to the Second Amended and Restated Credit Agreement, dated September 28, 2001.  The Fifth Amendment extends the term of the credit facility and two term loans to January 31, 2005 and reduces the interest rate on Term Loan B.  The new interest rate on Term Loan B is based on the 30-day Commercial Paper Rate plus three hundred fifty basis points which is the same interest the Company pays on its Term Loan A.  The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points.  Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B.

At December 31, 2003, approximately $17.0 million was outstanding under the revolving credit facility and an additional $3.0 million was used to collateralize letters of credit.  The interest rate in effect at December 31, 2003 was 4.0%.  At December 31, 2003, $16.5 million and $18 million were outstanding under Term Loan A and Term Loan B, respectively, each with an effective interest rate of 4.5%.

The Company's credit facility, as amended, contains various restrictive covenants that must be complied with on a continuing basis including the maintenance of certain financial ratios (minimum fixed charge coverage, minimum interest coverage, capital expenditures, and minimum tangible net worth) and restrictions on the amount of cash dividends, loans and advances within the consolidated group as well as other customary covenants, representations and warranties, funding conditions and events of default.  The Company received a waiver of certain financial covenants under the revolving credit facility, as amended, for the period ended December 31, 2003.  The Company expects to be in compliance with all of its covenants through April 2005.

F-18

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

Letters of Credit

The Company has standby letters of credit in the amount of $1.3 million as collateral against its insurance program.  These letters are renewed annually.  The Company also has a $1.7 million letter of credit associated with its mortgage note.

Facility Mortgage

The Company closed on a new mortgage for its corporate office facility on September 30, 2002.  During the second quarter of 2002, the Company did not meet the fixed charge coverage ratio covenant on its then existing seven-year mortgage for its corporate office facility.  The Company did receive a waiver from the mortgage holder, however, in exchange for the waiver, the bank accelerated the maturity date from November 1, 2004 to September 30, 2002.  In accordance with that agreement, that mortgage was repaid on September 30, 2002 and replaced with a new 10 year, $7.0 million, mortgage.  The new agreement's interest rate is fixed at 6.85% compared to an effective 8.1% rate on the prior mortgage. The Company used the net proceeds to finance its operations.  In conjunction with the repayment of its existing mortgage, the Company terminated its interest rate swap agreement.  The Company paid $457,000 as a termination fee to the bank, which represented the market value of the swap arrangement at September 30, 2002.  In accordance with SFAS No. 133, the Company reclassified the loss on the swap arrangement from accumulated other comprehensive loss to earnings and the loss was included in restructuring and other charges in 2002.  The new mortgage note contains various financial and other covenants including the requirement to meet certain fixed charge coverage and liquidity amounts.  The Company was in compliance with all covenants at December 31, 2003.

Interest Rate Risk Management

The Company uses interest rate swap agreements from time to time to manage the impact of interest rate changes on underlying floating-rate mortgage.  As of December 31, 2003 and 2002, the Company had no swap agreements in place.

As of December 31, 2001, the Company had a swap agreement in place to convert its $6.4 million mortgage notes from a floating rate LIBOR-based payment to a fixed rate payment at 8.1%.  As discussed above, this agreement was terminated in 2002 in conjunction with the Company's refinancing of its mortgage.  In 2001, the net loss from the exchange of interest rate payments was approximately $125,000 and was included in interest expense.  In accordance with SFAS No. 133, as amended, the Company recorded a liability for the present value of the increase in interest over the remaining term of the loans of approximately $202,000 (net of tax benefit of approximately $129,000), which includes an approximately $64,000 (net of tax benefit of approximately $41,000) charge as a cumulative transition adjustment.  These losses were reflected in accumulated other comprehensive loss, as the Company had designed the agreements as cash flow hedges.

8.       COMMITMENTS AND CONTINGENCIES:

The Company has operating leases for office space, furniture and computer and office equipment.  Substantially all of the property leases provide for increases based upon use of utilities and lessors' operating expenses.  Net rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $3.1 million, $5.4 million and $6.8 million respectively. Estimated minimum future rental commitments under non-cancelable leases at December 31, 2003 are as follows:

2004	2005	2006	2007	2008	Thereafter	Total
$ 3,308	$ 1,902	$ 1,037	$ 724	$ 289	$ 196	$ 7,456

The Company and its subsidiaries are parties to various legal proceedings and claims incidental to their normal business operations for which no material liability is expected beyond which is recorded.  While the ultimate resolution is not known, management does not expect that the resolution of such matters will have a material adverse effect on the Company's financial statements and results of operations.

On August 28, 2002, Knott Partners, L.P. (the "Knott Partners"), and Old Oak Partners, LLC ("Old Oak") filed a lawsuit against the Company and certain of its directors alleging, among other things, breach of fiduciary duty.  In September 2003, the Company initiated litigation against the Knott Group and Old Oak in the United States District Court for the District of New Jersey for, among other things, wrongfully acting in concert in connection with the purchase of securities and in making certain misrepresentations and omitting certain material facts in certain regulatory filings in connection with the purchase of securities (collectively, the "Knott Litigation").

On May 12, 2003, Edward M. Kopko, the Company's Chairman and Chief Executive Officer (the "CEO"), notified the Company of an alleged breach in its financial obligations to him, by virtue of the non-payment of his guaranteed bonus, which was due within thirty days after the end of the first quarter (the "CEO Contract Breach").  An agreement in principal to resolve both the Knott Lawsuit and CEO Contract Breach, subject to, among other items, final documentation, was reached in March 2004 (see Note 22 Subsequent Events).

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

9.       CUMULATIVE CONVERTIBLE PREFERRED STOCK:

The Company's Series B Cumulative Convertible Preferred Stock ("Series B Preferred Shares") accrues dividends at the rate of 7% per annum, based upon a liquidation value of $1.00 per share, payable in cash or in-kind at the option of the holder.  The aggregate liquidation preference at December 31, 2003 and 2002 was approximately $5,736,000 and $5,653,000, respectively.  In 2003, 2002 and 2001, dividends in-kind amounting to approximately $83,000, $101,000 and $370,000, respectively, were paid to the holders of Series B Preferred Shares.  Series B Preferred Shares are convertible at the election of the holder at a ratio of one Series B Preferred Share to 0.285 Common Shares.

10.    STOCK-BASED COMPENSATION:

The Company has in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel.  The Company has adopted a 1985 Incentive Stock Option Plan, a 1985 non-qualified Stock Option Plan, a 1989 Directors Stock Option Plan, a 1992 Stock Option Plan, a 1992 Incentive Stock Option Plan, a 1992 Stock Bonus Plan, and a 1992 Stock Option Plan for Non-employee Directors.  Options granted under the 1992 and 1985 stock plans expire ten years from the date they were granted and vest over service periods that range between zero to five years.  There were a total of 3,950,000 shares authorized under these plans.  Options granted under the 1989 and 1992 Directors Stock Option Plans expire five and ten years, respectively, from the date of grant and vest immediately.  There were a total of 937,500 shares authorized under the director plans.  In 2002, the stockholders approved the 2002 Stock Incentive Plan and there are a total of 1,500,000 shares authorized under this plan.  In 2003, the stockholders approved the 2003 Stock Incentive Plan.  The Company may grant up to 5,000,000 shares of common stock under this plan.  Upon the approval of the 2003 Stock Incentive Plan, the Board of Directors can no longer grant awards under the Company's other stock option and stock bonus plans, except for the 2002 Stock Incentive Plan.

The following is a summary of stock option activity for the three years ended December 31, 2003:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding balance
at beginning of year	1,568,833	$ 6.18	1,256,750	$ 7.42	1,183,250	$ 7.83
Granted	126,000	0.74	509,333	2.18	100,000	2.59
Exercised	-	-	(98,500)	3.03	-	-
Canceled	(120,625)	7.45	(98,750)	6.46	(26,500)	7.92
Expired	(11,250)	2.08	-	-	-	-
Outstanding balance
at end of year	1,562,958	$ 5.67	1,568,833	$ 6.18	1,256,750	$ 7.42
Options exerciseable
at end of year	1,305,403	$ 6.14	1,090,920	$ 7.32	1,006,544	$ 7.57

Summarized below are stock options outstanding under the Company's option plans at December 31, 2003:

	Options Outstanding			Options Exerciseable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
	Outstanding	Life	Price	Exerciseable	Price
$0.00 - $1.00	126,000	9.6 years	$ 0.74	126,000	$ 0.74
$2.12 - $5.25	772,358	5.5 years	2.87	544,803	2.94
$5.50 - $8.63	434,100	4.8 years	7.55	404,100	7.51
$9.68 - $17.67	230,500	4.9 years	14.22	230,500	14.22
Total	1,562,958	5.6 years	$ 5.67	1,305,403	$ 6.14

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

During 2003, the CEO elected to receive shares of the Company's restricted stock in lieu of $510,000 bonus payments owed him in cash for the nine-month period ended September 30, 2003. The Company granted 1,073,400 shares of restricted stock to him under the 2003 Stock Incentive Plan. The stock is restricted for three years, subject to forfeiture or acceleration of vesting upon certain events.

11.    STOCK ACTIVITY:

During 2003, the Company issued 50,000 shares of common stock at $0.40 per share to GECC in connection with GECC's granting of a waiver of certain financial covenants under the revolving credit facility.

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

On October 1, 2001, the Company granted 172,500 common stock purchase warrants to Bridge Financing Partners LLC ("Bridge") with an exercise price of $2.10 per share.  The warrants were in exchange for Bridge providing collateral for a $1.5 million letter of credit supporting the Company's insurance programs.  During the first quarter of 2002, Bridge executed non-interest bearing, non-recourse notes payable to the Company in the amount of $362,000 in order to exercise warrants granted.

At December 31, 2003 and 2002, the Company had 22,500 common stock purchase warrants outstanding and exercisable with exercise prices ranging from $3.00 to $4.00 per share that expire on April 28, 2004.

In 2002, the Company received a $5,000 tax benefit from the exercise of 98,500 options granted under various stock option plans.  No options were exercised in 2001.

12.    EMPLOYEE STOCK PURCHASE PLAN:

The Butler International, Inc. 1990 Employee Stock Purchase Plan (the "ESP Plan") made available $2.5 million for loans to officers, directors and other key employees to purchase Company stock.  Loans under ESP Plan are non-recourse, non-interest bearing loans.  The proceeds of the loans were used to purchase shares of our common stock at market value.  Therefore, no compensation expense was recognized when the loans were granted in accordance with APB 25.  Under the provisions of the ESP Plan, the Company may reduce the amount due with respect to each loan by 25 percent of the original principal balance on successive anniversary dates of the loan provided the employee has not terminated his employment for any reason other than that permitted by the ESP Plan.  The amount of the loan forgiveness is included in compensation expense in the year the loan is forgiven.  A loan for $31,000 was forgiven in 2002 as a result of the retirement of a non-director executive.  No loans have been forgiven in 2003 or 2001.  The loans are collateralized by the shares of the stock purchased by such individuals and each individual has entered into a pledge agreement and has executed a secured non-recourse promissory note.  The outstanding balance of the ESP Plan loans is classified as a reduction in stockholders' equity on the consolidated balance sheet.  At December 31, 2003 and 2002, there are $872,000 of these loans outstanding.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

The components of and changes in accumulated other comprehensive loss are as follows:

				Accumulated
	Foreign	Cash	Minimum	Other
	Currency	Flow	Pension	Comprehensive
	Adjustments	Hedges	Liability	Loss
Balance at December 31, 2001	$ (576)	$ (202)	$ -	$ (778)
Change in 2002	148	202	(753)	(403)
Balance at December 31, 2002	(428)	-	(753)	(1,181)
Change in 2003	417	-	166	583
Balance at December 31, 2003	$ (11)	$ -	$ (587)	$ (598)

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

Total other comprehensive loss for 2002 includes a reclassification adjustment of $202,000 (net of tax of $129,000) related to the termination of an interest rate swap agreement.  The income tax expense/(benefit) associated with the minimum pension liability adjustment was $106,000 and ($481,000) in 2003 and 2002, respectively.  The currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.

14.    TREASURY STOCK:

In September 1999, the Company's Board of Directors authorized the repurchase of up to one million shares of its common stock representing approximately 10% of the outstanding shares.  The Company repurchased 686,511 shares in accordance with the stock repurchase program.  The Company re-issued or retired from treasury 671,038 common shares.  The Company uses its treasury stock for stock awards to certain employees in conjunction with their employment agreements.  The employee stock awards have a vesting period of two to four years.  Compensation expense is recorded over the vesting period.  The expense recorded in 2002 and 2001 was approximately $13,000 and $64,000, respectively.  In 2002 and 2001, 6,802 and 3,917 shares, respectively, were vested and granted to employees.  No shares were granted or vested in 2003.

15.    RESTRUCTURING AND OTHER CHARGES:

In April 2001, the Company announced a Company-wide cost reduction plan.  The Company recorded restructuring and other charges totaling approximately $4,930,000 and $9,314,000 during 2002 and 2001, respectively.  These charges were for costs incurred to eliminate excess capacity, to reduce both staff and service delivery personnel in all of the Company's business units, to close certain unprofitable locations and to terminate unprofitable contracts and activities.  As a result of the restructuring, a total of 166 and 389 employees were terminated in 2002 and 2001, respectively.  Additionally in 2002, the Company finalized certain previously recorded restructuring accruals resulting in a credit to income of $294,000 primarily due to favorable settlements of facility lease commitments.  During 2003, the Company recorded additional charges of $2,566,000 principally related to the termination of an additional 27 employees, office closures, the termination of an unprofitable contract and the elimination of unnecessary equipment.  Also, the Company finalized certain previously recorded restructuring accruals resulting in a credit to income of $124,000 primarily due to favorable settlements of facility lease commitments.

A summary of the significant components of the restructuring and other charges for the three years ended December 31, 2003 by segment:

	Technical	Telecom	Technology
	Group	Services	Solutions	Unallocated	Total
2001:
Severance and other
employee costs	$ 66	$ 267	$ 1,483	$ 1,827	$ 3,643
Facility closing costs	-	178	2,660	560	3,398
Write-off of equipment cost	-	153	993	-	1,146
Other	-	-	466	661	1,127
Total restructuring	$ 66	$ 598	$ 5,602	$ 3,048	$ 9,314
2002:
Severance and other
employee costs	$ 74	$ 682	$ 289	$ 687	$ 1,732
Facility closing costs	-	519	(302)	-	217
Write-off of equipment cost	-	248	33	1,539	1,820
Other	-	-	-	867	867
Total restructuring	$ 74	$ 1,449	$ 20	$ 3,093	$ 4,636
2003:
Severance and other
employee costs	$ 490	$ 33	$ 150	$ 159	$ 832
Facility closing costs	135	145	595	197	1,072
Write-off of equipment cost	78	167	114	179	538
Total restructuring	$ 703	$ 345	$ 859	$ 535	$ 2,442

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

The following table presents a reconciliation of the restructuring charges in 2003, 2002 and 2001 to the balance remaining at December 31, 2003 and 2002, which is included in accounts payable and accrued liabilities ($810,000 and $1,198,000, respectively) and in other long-term liabilities ($438,000 and $405,000, respectively):

					Balance at
		2001			December 31,
		Charges	Adjustments	Payments	2001
Severance and other
employee costs		$ 3,643	$ -	$ (2,930)	$ 713
Facility closing costs		3,398	-	(1,048)	2,350
Write-off of equipment cost		1,146	-	(1,146)	-
Other		1,127	-	(1,127)	-
Total restructuring		$ 9,314	$ -	$ (6,251)	$ 3,063

	Balance at				Balance at
	December 31,	2002			December 31,
	2001	Charges	Adjustments	Payments	2002
Severance and other
employee costs	$ 713	$ 1,765	$ (33)	$ (1,888)	$ 557
Facility closing costs	2,350	453	(236)	(1,521)	1,046
Write-off of equipment cost	-	1,820	-	(1,820)	-
Other	-	892	(25)	(867)	-
Total restructuring	$ 3,063	$ 4,930	$ (294)	$ (6,096)	$ 1,603

	Balance at				Balance at
	December 31,	2003			December 31,
	2002	Charges	Adjustments	Payments	2003
Severance and other
employee costs	$ 557	$ 1,043	$ (211)	$ (1,217)	$ 172
Facility closing costs	1,046	985	87	(1,042)	1,076
Write-off of equipment cost	-	538	-	(538)	-
Total restructuring	$ 1,603	$ 2,566	$ (124)	$ (2,797)	$ 1,248

All actions related to the Company's restructuring are complete.  The Company does not expect to incur additional restructuring charges in 2004 except for adjustments, if necessary, to existing accruals.  the projected payments of the remaining balances of restructuring charges incurred in 2003, 2002 and 2001 are as follows:

	2004	2005	2006	2007	Total
Severance and other
employee costs	$ 152	$ 9	$ 9	$ 2	$ 172
Facility closing costs	561	385	130	-	1,076
	$ 713	$ 394	$ 139	$ 2	$ 1,248

Severance payments to terminated employees are made in installments and include payments for medical benefits for one individual.  Charges for facility closings relate to real estate, furniture and equipment lease contracts where the Company has exited certain locations and is required to make payments over the remaining lease term.  All lease termination amounts are shown net of projected sublease income.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

16.    INCOME TAXES:

The components of income tax benefit are as follows:

	2003	2002	2001
Current taxes
Federal	$ -	$ (3,214)	$ (5,038)
State	45	(1)	(112)
Total current taxes	45	(3,215)	(5,150)
Deferred tax benefit	(8,400)	(2,097)	(896)
Income tax benefit	(8,355)	(5,312)	(6,046)
Deferred tax expense/(benefit) on
discontinued operations	618	217	(799)
Deferred tax benefit on cumulative effect
of accounting change	-	(1,404)	-
Total income tax benefit	$ (7,737)	$ (6,499)	$ (6,845)

Significant components of the Company's deferred tax assets as of December 31, 2003 and 2002 are as follows:

	2003	2002
Current Deferred Tax Assets:
Allowance for doubtful accounts	$ 3,506	$ 2,757
Accruals not currently deductible	3,284	2,891
Tax loss carryforwards	-	127
Other	227	592
Net current deferred tax asset	7,017	6,367

Non-Current Deferred Tax Assets/(Liabilities):
Accruals not currently deductible	171	256
Depreciation, amortization and
goodwill impairment	3,328	(537)
Other	170	(613)
Tax loss carryforwards	5,785	2,221
Tax credit carryforwards	624	616
Valuation allowance	(1,315)	-
Net non-current deferred tax asset	8,763	1,943
Net deferred tax assets	$ 15,780	$ 8,310

As of December 31, 2003, the Company has utilized all of its refundable federal taxes arising from the carryback of net operating losses.  The Company has approximately $13.4 million of federal loss carryforwards arising from 2003 and 2002 net losses ($4.4 million expires in 2008 and $9.0 million expires in 2022 and 2023).  The Company also has approximately $36.4 million of state loss carryforwards arising from 2003, 2002 and 2001 operating losses, which expire in various years from 2011 to 2023.  In addition to those loss carryovers, the Company has approximately $0.6 million in federal tax credits available to offset future years' federal taxes.  These credits have an unlimited carryover life.  The Company believes that it is more likely than not that these federal and state loss and credit carryovers will be realized and, therefore, the income tax benefit has been recognized.  The 2002 refundable income taxes of $3.2 million were received in 2003.

At the end of 2002, the Company had approximately $2.7 million of U.K. net operating loss carryforwards available to reduce future U.K. taxable income.  Because of the Company's sale of its U.K. business in 2003, the deferred tax assets associated with these future benefits were written off.  This sale created a capital loss carryforward for U.S. tax purposes but as it is more likely than not that the Company will not be able to realize any benefit from this carryover, a valuation allowance was established against this deferred tax asset.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

The reconciliation between the income tax benefit computed by applying the federal statutory rate to income from continuing operations before income taxes to the actual benefit is as follows:

	2003	2002	2001
Income tax benefit at statutory rate	$ (7,795)	$ (5,312)	$ (6,162)
Goodwill impairment/amortization	337	-	361
Disallowed portion of business meals
and entertainment	151	235	531
Expiration of credit carryforwards		385
Net change in deferred taxes including
changes in valuation allowance	(1,012)	(591)	(649)
State income tax expense, net of
federal tax benefit	16	2	(50)
Other including federal graduated
and foreign tax rate differentials	(52)	(31)	(77)
Income tax benefit	$ (8,355)	$ (5,312)	$ (6,046)

17.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

The following table sets forth non-cash investing and financing activities and other cash flow information:

	2003	2002	2001
Cash received during the period for:
Federal, state and foreign income
tax refunds	$ 3,284	$ 4,926	$ 1,595

Cash paid during the period for:
Federal, state and foreign income taxes	$ 32	$ 52	$ 76
Interest	4,106	4,503	5,526

Non-cash investing and financing activities:
Notes from directors and a stockholder
to exercise options and warrants	$ -	$ 916	$ -
Warrants and stock issued to lender as
part of debt refinancing and waiver fees	20	420	-
ESP Plan loan forgiven	-	31	-
Stock grants to directors and employees	1,138	548	-

18.    RELATED PARTY TRANSACTIONS:

Under various approved stockholder option plans and stock purchase agreements, certain directors and officers have executed non-recourse, non-interest bearing notes to the Company to purchase common stock.  The shares of the stock purchased by such individuals in connection with the loans collateralize the loans and each individual has entered into a pledge agreement and has executed a secured non-recourse promissory note.  The loans are payable on the later of the specific date set forth in such promissory notes or the date when the officer fails to remain continuously employed by the Company (or, with respect to the directors, the 30th day after the voluntary termination of the director's directorship).  (See Note 22 Subsequent Events.)  The outstanding balance of these loans at December 31, 2003 and 2002 was $5,034,000 and is classified as a reduction in stockholders' equity on the consolidated balance sheet.  Additionally, in 1999, the Company provided its CEO with a non-interest bearing loan in the amount of $822,441 to enable him to meet his tax obligation on options exercised in that year.  The full principal amount of this loan is currently outstanding and is classified as a reduction in stockholders' equity on the consolidated balance sheet.  The loans to these executives and directors were made prior to the effective date of the prohibition of loans to directors and executive officers under the Sarbanes-Oxley Act of 2002, and are grandfathered under such Act.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

Also, the Company has advanced amounts to the CEO against his future bonuses.  The outstanding balance of the advances to him on December 31, 2003 and 2002 was $665,295 and $696,634, respectively, and is included in other current assets.  In 2003, the Company and the CEO have agreed on a repayment plan whereby certain bonus amounts due the CEO will be used to pay down his outstanding advance balance.

Two members of the Company's Board of Directors, Hugh G. McBreen and Frederick H. Kopko, Jr., are partners in the Company's outside legal counsel, McBreen & Kopko.  Mr. Frederick Kopko is also the brother of the CEO.  During 2003, 2002 and 2001, the Company incurred approximately $1,008,000, $585,000 and $661,000, respectively, in fees and expenses to McBreen & Kopko.

Since 1994, the Company has provided payroll and administrative services to Chief Executive Magazine, Inc. ("Chief Executive").  During 2001, the Company's CEO became the chairman of the board of directors and chief executive officer of Chief Executive.  Mr. Kopko holds a minority ownership share in Chief Executive Group, L.P., the limited partnership that owns the magazine.  Total payroll and administrative services provided to Chief Executive totaled approximately $3.8 million, $5.1 million and $5.1 million in 2003, 2002 and 2001, respectively.  Included in accounts receivable at December 31, 2003 and 2002 are approximately $7.5 million and $5.9 million, respectively, due from Chief Executive.  In addition, at December 31, 2003 and 2002, Chief Executive has a note payable to the Company of approximately $1.2 million and $1.3 million, respectively, which is included in the other current assets.  The note bears interest at three hundred basis points above the prime rate (7.0% at December 31, 2003) and included accrued interest of approximately $84,000 and $122,000 at December 31, 2003 and 2002, respectively.  In 2003 and 2002, due to the continuing deterioration of the financial condition of Chief Executive, the Company increased its allowance for doubtful accounts and notes by $1.8 million and $3.7 million, respectively, to cover its estimated losses resulting from Chief Executive's inability to make required payments.  The Company performs ongoing reviews of Chief Executive's profitability and market value as well as that of other publishing organizations.  The Company believes that the need for the additional allowance is reflective of the economic downturn in the publishing industry.  (See Note 22 Subsequent Events.)

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

20.    DISCONTINUED OPERATIONS:

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

Summarized selected financial information for the discontinued operations is as follows:

	2003	2002	2001
Revenue	$ 10,234	$ 16,950	$ 12,113

Income from operations, net of tax	$ 621	$ 326	$ 888
Loss on disposal, net of tax	(1,407)	-	-
(Loss)/income from
discontinued operations	$ (786)	$ 326	$ 888

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

21.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

2003 QUARTERS	FIRST	SECOND	THIRD	FOURTH
Net sales	$ 49,499	$ 51,698	$ 53,695	$ 54,091
Gross margin	8,753	9,261	9,326	9,146

(Loss)/income - continuing operations (1)	$ (1,826)	$ (11,917)	$ 430	$ (1,259)
Income/(loss) - discontinued operations (2)	175	(1,125)	189	(25)
Net income/(loss)	$ (1,651)	$ (13,042)	$ 619	$ (1,284)

Income/(loss) per share of common stock:
Basic:
Continuing operations	$ (0.19)	$ (1.18)	$ 0.03	$ (0.13)
Discontinued operations	0.02	(0.11)	0.02	-
	$ (0.17)	$ (1.29)	$ 0.05	$ (0.13)
Assuming dilution:
Continuing operations	$ (0.19)	$ (1.18)	$ 0.03	$ (0.13)
Discontinued operations	0.02	(0.11)	0.02	-
	$ (0.17)	$ (1.29)	$ 0.05	$ (0.13)

2002 QUARTERS	FIRST	SECOND	THIRD	FOURTH
Net sales	$ 68,172	$ 64,559	$ 59,401	$ 54,042
Gross margin	13,297	13,101	11,710	9,759

Loss - continuing operations (3)	$ (943)	$ (1,648)	$ (2,879)	$ (4,944)
Income - discontinued operations (2)	47	96	136	47
Cumulative effect of accounting change (4)	(12,338)	-	-	-
Net loss	$ (13,234)	$ (1,552)	$ (2,743)	$ (4,897)

Loss per share of common stock:
Basic:
Continuing operations	$ (0.11)	$ (0.17)	$ (0.29)	$ (0.49)
Discontinued operations	0.01	0.01	0.01	-
Cumulative effect of accounting change	(1.27)	-	-	-
	$ (1.37)	$ (0.16)	$ (0.28)	$ (0.49)
Assuming dilution:
Continuing operations	$ (0.11)	$ (0.17)	$ (0.29)	$ (0.49)
Discontinued operations	0.01	0.01	0.01	-
Cumulative effect of accounting change	(1.27)	-	-	-
	$ (1.37)	$ (0.16)	$ (0.28)	$ (0.49)

(1)     The Company incurred restructuring and other charges resulting in a total charge to operations in 2003 of $2,442,000.
         This total charge/(credit) was incurred by quarter as follows: $222,000 in the first quarter, $2,178,000 in the second quarter,
         $8,000 in the third quarter and $34,000 in the fourth quarter.  Additionally, the Company increased its provision for doubtful accounts and notes by $1,757,000 for its receivable from Chief Executive in the fourth quarter (see Note 18).
         Also, the Company recognized a non-cash impairment charge of approximately $12.3 million in the second quarter.

(2)     On May 30, 2003, the Company sold its UK Operations (see Note 20).

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except per share data)

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

(4)     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets".  Accordingly,
          the Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.

22.    SUBSEQUENT EVENTS (UNAUDITED):

Knott Litigation

The Company has reached an agreement, in principal, with the Knott Partners and Old Oak to settle the Knott Litigation subject to final documentation, notice to the Company's stockholders and court approval.  (See Note 8 Commitments and Contingencies.)  The parties have entered into a settlement and release agreement, which shall become effective after notice of the settlement is provided to the Company's stockholders and upon approval of the Settlement Agreement by the Superior Court of New Jersey.  The Company expects to finalize the settlement in the second quarter of 2004.  The agreement is expected to include the following terms, among others:

(i.)                 Mr. Kopko will waive any right he may have to receive payments or compensation for damages in connection with the CEO Contact Breach arising out of the Company's asserted breach of his Second Amended and Restated Employment Agreement;

(ii.)                the Board of Directors of the Company (the "Board") shall appoint Wes Tyler to replace Frederick H. Kopko, Jr. as a member of the Board and shall nominate and recommend a second person selected by Knott Partners and Old Oak for election at the 2004 annual meeting of stockholders;

(iii.)              the current directors with outstanding loans to the Company shall repay these loans through cash payment or tender to the Company of shares of stock of the Company, provided that the closing price of the Company's common or preferred stock reaches or exceeds $10.00 per share, averages $10.00 per share over a period of thirty consecutive days, and does not fall below such $10.00 per share purchase price prior to repayment;

(iv.)              Mr. Kopko will waive all rights he or his affiliates may have to receive managing general partner's fees arising out of his affiliation with the Chief Executive Group, L.P. and Mr. Kopko will cooperate fully in any judicial or non-judicial foreclosure of the Company's interest in Chief Executive; and

(v.)               the Company will pay the legal fees and disbursements of Knott Partners and Old Oak related to the Knott Litigation, not to exceed $350,000.

Included in legal settlements and related costs are the estimated costs of these settlements of approximately $1.6 million.

Chief Executive

The Company has a first secured position in the assets of Chief Executive.  (See Note 18 Related Party Transactions.)  In March 2004, the Company's Board of Directors approved assuming full ownership of Chief Executive's assets.  It is anticipated that ownership will be achieved through a non-judicial proceeding to transfer all of the assets and certain liabilities of Chief Executive.  Such transfer will require the consent of the present beneficial owners, including Mr. Kopko.  Mr. Kopko has agreed to consent to such transfer.  The Board believes in the intrinsic value of the magazine and its related operations, but feels that a forced sale at this time, given the general condition of the publishing industry, would not be in the Company's best interests.  Consequently a decision regarding disposition of the asset will be made at a later date.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Butler International, Inc.
Montvale, New Jersey

We have audited the accompanying consolidated balance sheets of Butler International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income/(loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Butler International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

 As discussed in Note 3, the Company changed its method of accounting for goodwill in 2002.

 As discussed in Note 7, the Company has restated the December 31, 2002 consolidated balance sheet to reclassify $20.0 million of long-term debt as a current liability.

/s/Deloitte & Touche LLP
 Parsippany, New Jersey
March 31, 2004

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9a. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

    Based on the evaluation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), the Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management team, have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)     Changes in Internal Controls

    During the quarter ended December 31, 2003, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

    The information called for by Part III of Form 10-K (consisting of Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management; Item 13 - Certain Relationships and Transactions; and Item 14 - Principal Accountant Fees and Services) is incorporated by reference from the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 26, 2004, which is 120 days after the close of the Registrant's fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     The following documents are filed as part of this report:

(1)        Financial Statements:

Consolidated Balance Sheets at December 31, 2003 and 2002 (as restated)

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003

Consolidated Statements of Comprehensive Income/(Loss) for each of the three years in the period ended December 31, 2003

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003

Consolidated Statements of Stockholders' Equity for each
of the three years in the period ended December 31, 2003

Notes to Consolidated Financial Statements

Independent Auditors' Report

(2)        Financial Statement Schedules for each of the three years in the period ended December 31, 2003:

 I - Condensed Financial Information of Registrant

II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)        Exhibit Index is included after signatures.  New exhibits, listed as follows, are attached:

Exhibit No.	Description

10.36(f)	Sixth Amendment and Waiver, dated March 31, 2004, between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.36(f)

22.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 32.2.

(b)     Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2004	BUTLER INTERNATIONAL, INC.
(Registrant)

By: /s/Edward M. Kopko
Edward M. Kopko, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Edward M. Kopko	Chairman of the Board of	March 31, 2004
Edward M. Kopko	Directors and CEO
(Principal Executive Officer)

/s/Michael C. Hellriegel	Senior Vice President	March 31, 2004
Michael C. Hellriegel	and Chief Financial Officer

/s/Thomas F. Comeau	Director	March 31, 2004
Thomas F. Comeau

/s/Frederick H. Kopko, Jr.	Director	March 31, 2004
Frederick H. Kopko, Jr.

/s/Hugh G. McBreen	Director	March 31, 2004
Hugh G. McBreen

/s/Nikhil S. Nagaswami	Director	March 31, 2004
Nikhil S. Nagaswami

/s/Robert F. Hussey	Director	March 31, 2004
Robert F. Hussey

/s/Walter O. Lecroy	Director	March 31, 2004
Walter O. Lecroy

/s/Louis F. Petrossi	Director	March 31, 2004
Louis F. Petrossi

		Schedule I
BUTLER INTERNATIONAL, INC. - PARENT ONLY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(in thousands)

	December 31,
	2003	2002
ASSETS
Current assets	$ 73	$ 71
Income tax receivable	-	3,185
Deferred income taxes	15,780	8,310
Investment in subsidiaries	10,986	32,842
Other assets	(3)	287

Total assets	$ 26,836	$ 44,695

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$ 8,868	$ 12,586
Long-term liabilities	891	1,101

Stockholders equity:
Preferred stock	6	6
Common stock	11	10
Additional paid-in capital	98,423	97,183
Receivables from stockholders	(5,906)	(5,906)
Accumulated deficit	(74,770)	(59,015)
Accumulated other comprehensive loss	(598)	(1,181)
Sub-total	17,166	31,097
Less treasury stock	(89)	(89)
Total stockholders' equity	17,077	31,008

Total liabilities and stockholders' equity	$ 26,836	$ 44,695

The accompanying notes are an integral part of these financial statements.

		Schedule I (continued)
BUTLER INTERNATIONAL, INC. - PARENT ONLY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31,
	2003	2002	2001
INCOME
Interest income	$ 3	$ (8)	$ 7
Intercompany income	50	79	61
Total income	53	71	68

EXPENSES
Administrative and operating expenses	834	826	318
Interest expense	-	-	-
Total expenses	834	826	318

Equity in losses of subsidiaries	(22,907)	(28,176)	(17,262)

Loss from operations before income taxes	(23,688)	(28,931)	(17,512)

Income tax benefit	(8,330)	(6,505)	(6,768)

Net loss	$ (15,358)	$ (22,426)	$ (10,744)

The accompanying notes are an integral part of these financial statements.

	Schedule I (continued)
BUTLER INTERNATIONAL, INC. - PARENT ONLY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (15,358)	$ (22,426)	$ (10,744)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation	-	-	1
Provision for deferred taxes	(8,400)	(2,097)	(896)
Stock awards and grants	1,158	-	-
Noncash change in investment in subsidiaries	22,919	28,025	17,642
Other changes that (used) provided cash:
Other current assets	(2)	14	109
Income tax receivable	3,185	1,607	(3,674)
Other assets	40	16	-
Accounts payable and accrued liabilities	(3,252)	(5,180)	(2,069)
Long-term liabilities	(4)	-	(129)
Net cash provided by (used in) operating activities	286	(41)	240

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	-	5	-
Cash dividends	(314)	(290)	-
Repurchase and retirement of common stock	-	-	(34)
Issuance of treasury stock	-	184	45
Repurchase of treasury shares	-	(6)	-
Net cash (used in) provided by financing activities	(314)	(107)	11

Effect of exchange changes on cash	28	148	(251)

Net increase (decrease) in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Schedule I (continued)

BUTLER INTERNATIONAL, INC. - PARENT ONLY
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1.       ACCOUNTING POLICIES:

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements of Butler International, Inc (the "Company") in its 2003 Annual Report on Form 10-K.

The investments in the Company's subsidiaries are carried at the Company's equity of the subsidiary, which represents amounts invested less the Company's equity in the income/loss to date.  Significant intercompany balances and activities have not been eliminated in this unconsolidated financial information.

No cash dividends were received from subsidiaries during the past three years.

2.       CONTINGENT LIABILITIES:

The Company guarantees the debt of its subsidiary, Butler Service Group, Inc. ("BSG") and Butler New Jersey Realty Corporation ("BNJRC").  At December 31, 2003, this guarantee totaled approximately $55 million.  Under the terms of the debt agreement, transfer of funds to the Company by BSG is restricted (see Note 7 of the Company's consolidated financial statements in its 2003 Annual Report on Form 10-K).  This guarantee would require payment by the Company only in the event of default on payment by BSG or BNJRC.  Management believes the likelihood of default by BSG or BNJRC is remote.

						Schedule II
BUTLER INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at	Charged to		Charged to		Balance at
	beginning	costs and		other		end of
Description	of period	expenses		accounts	Deductions	period

2001
Allowance for doubtful
accounts receivable	$ 1,372	$ 1,107		$ 138	$ -	$ 2,617
Allowance for doubtful
notes receivable	494	297		-	-	791
Allowance for deferred taxes	829	-		-	829	-

2002
Allowance for doubtful
accounts receivable	$ 2,617	$ 3,479	a	$ 328	$ -	$ 6,424
Allowance for doubtful
notes receivable	791	122		-	-	913

2003
Allowance for doubtful
accounts receivable	$ 6,424	$ 2,356		$ -	$ 280	$ 8,500
Allowance for doubtful
notes receivable	913	83		-	-	996
Allowance for deferred taxes	-	1,315		-	-	1,315

a	includes approximately $24,000 of charges from the discontinued operations in the United Kingdom.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX

Exhibit No.	Description

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

10.36(e)

Fifth Amendment and Waiver, dated November 14, 2003, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.36(e) to the September 30, 2003 Form 10-Q and hereby incorporated by reference.

10.36(f)	Sixth Amendment and Waiver, dated March 31, 2004, between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.36(e).

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

22.1	List of Subsidiaries

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit No.	Description

23.1	Consent of Deloitte & Touche LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 32.2.

* Denotes compensatory plan, compensation arrangement, or management contract.