Form 10-K/A
period 2003-12-31
BUTLER INTERNATIONAL INC /MD/
filed 2004-04-30
CIK 786765

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

BUTLER INTERNATIONAL, INC. Form 10-K/A Amendment No. 1 for Year ended December 31, 2003

EXPLANATORY NOTE

     The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Butler International, Inc. (the "Company") is to provide information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which the registrant intended to incorporate by reference from the Company's proxy statement for the Annual Meeting of Stockholders. Therefore, Part III of the Annual Report on Form 10-K filed by the registrant on April 1, 2004 is amended as set forth below. Except as modified herein, the registrant incorporates into this Form 10-K/A the contents of its Annual Report on Form 10-K filed on April 1, 2004. The registrant does not undertake to update any item on that Annual Report on Form 10-K other than those items set forth below.

TABLE OF CONTENTS

Page
Part III:
Item 10. Directors and Executive Officers of the Registrant	3
Item 11. Executive Compensation	5
Item 12. Security Ownership of Certain Beneficial Owners and Management	13
Item 13. Certain Relationships and Related Transactions	15
Item 14. Principal Accounting Fees and Services	16
Part IV:
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	17
Signatures	18

PART III

Item 10. Directors and Executive Officers of Registrant

Directors

    Pursuant to Articles of Incorporation and By-Laws of Butler International, Inc. (the "Company"), as amended, the Board of Directors currently consists of five classes of directors having staggered terms of five years each.  One class of directors' expires at each Annual Meeting, with the term of the Fifth-Class Directors expiring at the 2004 Annual Meeting.  The Company has not completed its nomination process as of the filing of this document.  The two Fifth-Class Director candidates will be named in the Company's proxy statement for the 2004 Annual Meeting of Stockholders.

    The Company has reached an agreement in principal to settle the existing shareholder litigation subject to final documentation, notice to the Company's stockholders, and court approval.  The final agreement is expected to include the nomination of two director candidates in place of Mr. Frederick H. Kopko, Jr.  These director candidates have not been determined as of the filing of this document.  They will be named in the Company's proxy statement for the 2004 Annual Meeting of Stockholders.

Existing Board of Directors

Edward M. Kopko                                                                                                                     Director since 1985 - Term expires on 2004

    Mr. Edward M. Kopko, age 49, has been the President, Chief Executive Officer and the Chairman of the Board of Directors of the Company since its inception in November 1985.  Mr. Kopko has also been the Chairman, President and Chief Executive Officer of Butler Service Group, Inc. since 1989, and is the chairman of other Butler subsidiaries.  In 2001, Mr. Kopko became the Chairman of the Board of Directors and Chief Executive Officer of Chief Executive Magazine. Mr. Kopko is a past President of the National Technical Services Association, the predominant trade association for the contract technical services industry. Mr. Kopko holds a B.A. degree in economics from the University of Connecticut, an M.A. degree in economics from Columbia University, and he undertook doctoral work in economics at Columbia.

Nikhil S. Nagaswami                                                                                                              Director since 1994 - Term expires on 2004

    Mr. Nagaswami, age 47, has been an independent management consultant since September 1994, and is currently Managing Partner of Uniexcel Management Systems de Mexico. From August 1992 until August 1994, he was associated with Scott Paper Company, where he was Director-Corporate Planning and Analysis.   During 1990 through 1992, when he served as an independent advisor to the Board of Directors of Butler, he played a key role in developing Butler's long-term strategy, restructuring its operations, and implementing management processes.  Mr. Nagaswami received a Bachelors of Technology degree in metallurgy from the Indian Institute of Technology, a Masters of Applied Science degree in materials science and metallurgy from the University of Delaware, and an M.B.A. degree from the Wharton School, University of Pennsylvania, in financial management, strategic planning and control.

Hugh G. McBreen                                                                                                                   Director since 1986 - Term expires in 2005

    Mr. McBreen, age 49, is a partner of the law firm of McBreen & Kopko, Chicago, Illinois, and has been associated with that firm since September 1983.  He is also the Secretary of Peter J. McBreen and Associates, Inc., a risk management and loss adjustment company.  Mr. McBreen practices in the area of aviation law.  He received an A.B. degree from Dartmouth College and a J.D. degree from Notre Dame Law School.

Robert F. Hussey                                                                                                                     Director since 2003 - Term expires in 2005

    Mr. Hussey, age 55, has served as a director of Digital Lightwave, a telecommunications industry equipment manufacturer since August 2000.  Mr. Hussey was President and CEO of MetroVision of North America, Inc., a niche cable television company, from February 1991 until April 1997, when it merged with York Hannover Health Care, Inc.  Mr. Hussey has been a director of Digital Data, Inc. since November 1997, Nur Macroprinters, Ltd. since December 1997, New World Power Corporation since October 2000 and H.C. Wainright and Company, Inc. since July 2001.  Mr. Hussey is also on the board of advisors for Kaufmann Fund since December 1996 and Argentum Capital Partners I and II since June 1990.  He is a member of the Board of Regents of Georgetown University.  Mr. Hussey received a BSBA from Georgetown University and an MBA from George Washington University.

Thomas F. Comeau                                                                                                                  Director since 2001 - Term expires in 2006

    Mr. Comeau, age 62, is the President of Swissport Fueling, Inc., the fueling division of Swissport, Inc., and has been President since 1995.  Swissport is a wholly owned subsidiary of Candover Services Ltd., a London based investment organization.  Swissport does business at over 130 airports worldwide.  Mr. Comeau has served as Chairman of the Board of the National Air Transportation Association and Chairman of the General Aviation Taskforce.  He has been a Director of Butler Telecom, Inc. since 1998.  Mr. Comeau holds a B.S. degree from Salem State College, Salem, Massachusetts.

Walter O. LeCroy                                                                                                                   Director since 2003 - Term expires in 2006

    Mr. LeCroy, age 68, currently serves as a director of LeCroy Corporation (NASDAQ: LCRY), the Company he founded in 1963.  Using its core competency of WaveShape Analysis, defined as the capture and analysis of complex electronic signals, his company develops, manufactures, sells and licenses signal acquisition and analysis products.  Its principal product line consists of a family of high-performance digital oscilloscopes used primarily by electrical design engineers in various markets, including communications test, data storage and power measurement.  Mr. LeCroy holds a B.A. degree in physics from Columbia College.

Frederick H. Kopko, Jr.                                                                                                         Director since 1985 - Term expires in 2007

    Mr. Frederick H. Kopko, Jr., age 48, is a partner of the law firm of McBreen & Kopko, Chicago, Illinois, and has been associated with that firm since January 1990.  Mr. Kopko practices in the area of corporate law. He has been a director of Mercury Air Group, Inc. since November 1992 and a Director of Sonic Foundry, Inc. since December 1995.  Mr. Kopko received a B.A. degree in economics from the University of Connecticut, a J.D. degree from Notre Dame Law School, and an M.B.A. degree from the University of Chicago.  He is the brother of Mr. E. Kopko.

Louis F. Petrossi                                                                                                                     Director since 2003 - Term expires in 2008

    Mr. Petrossi, age 61, has a varied business career mixing years in the financial services industry and with Fortune 1000 companies.  Mr. Petrossi currently serves as Managing Director of V-Tek Capital Inc., a Global Hedge Fund - Money Management firm.  Mr. Petrossi's experience prior to V-Tek included being principal of Louis F. Petrossi Inc. in San Francisco, CA where he served as Managing Director of a comprehensive financial planning business.    Prior to his career in financial services, Mr. Petrossi worked in marketing for Johnson & Johnson and Pitney Bowes.  Mr. Petrossi holds a BA and MA from University of Hartford.

Executive Officers

    The executive officers of the Company are listed below.  Mr. F. Kopko is the brother of Mr. E. Kopko.  There were no other family relationships among any of the Company's executive officers and directors.  The executive officers of the Company or its subsidiaries are appointed by the respective board of directors and hold office for one-year terms or until their respective successors have been duly elected.

    Edward M. Kopko is the Chairman of the Board of Directors and Chief Executive Officer.  (See "Directors".)

    Michael C. Hellriegel, age 50, was appointed Senior Vice President-Finance and Treasurer in November 1995 and also became the Chief Financial Officer of the Company in April 1996.  Prior to that he had served as Vice President and Controller of the Company since January 1993 and of Butler Service Group, Inc. since August 1988.  Mr. Hellriegel received a B.S. degree from St. Peter's College and an M.B.A. degree, with a concentration in finance, from Fairleigh Dickinson University.  He is a Certified Public Accountant.  He is currently pursuing a Master of Science degree in Strategic Communications from Columbia University.  Mr. Hellriegel tendered his resignation effective April 30, 2004.

    Ivan Estes, age 60, has been Senior Vice President - Telecommunication Services since October 2002.  Mr. Estes joined Butler in December of 1990 as Regional Sales Manager after a 25-year career with GTE.  In 1993, he was promoted to Vice President, West Division and in 1996, he was promoted to Vice President and given general manager responsibility for telecommunications services.  He was promoted to Senior Vice President in 1998.  Mr. Estes graduated from Texas A&M University with a BBA in Management.

    James Beckley, age 51, was just promoted to Senior Vice President - Technical Services and Project Engineering on April 30, 2004.  Mr. Beckley had been Division Vice President - Butler International, Inc. (Technical Group) since January 1999.  Mr. Beckley joined the Butler Team in December of 1990 as the Vice President for the Northwest territory (San Jose and Seattle) of the former CTS division. Mr. Beckley has held a wide variety of positions with Butler that included management responsibility for all sales, recruiting, and administration for the CTS division, west of the Mississippi. He later became Vice President of BI Sales West, and eventually Vice President for all of BI Sales.  Mr. Beckley received a BA in Public Administration from California State University, Chico.

Audit Committee

    The members of the audit committee are Messrs. Comeau (Chairman), LeCroy and Nagaswami.  All members of the audit committee are independent directors under the applicable regulatory and listing standards.  The Board of Directors has determined that Mr. Nagaswami is an audit committee financial expert within the meaning of applicable Securities Exchange Commission ("SEC") rules.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and any persons who beneficially own more than 10% of the Company's common stock, file certain reports of beneficial ownership of the common stock and changes in such ownership with the SEC and provide copies of these reports to the Company.  Based solely on its own review of these reports, management believes that during the year ended December 31, 2003, each of the reporting persons complied with these filing requirements, except for Messrs. Comeau, Hussey, F. Kopko, LeCroy, McBreen, Nagaswami and Petrossi, who had one late filing each related to stock options received after the 2003 Annual Meeting of Stockholders.

Code of Ethics

    The Company has adopted a Code of Business Conducts and Ethics ("Code of Ethics"), which applies to the Company's Chief Executive Officer, Chief Financial Officer and other persons performing similar functions, as well as to the Company's directors and employees.  The Code of Ethics, including future amendments is available free of charge on the Company's internet web site at 626: www.butler.com.  The Company will also post on its website any waivers under the Code of Ethics granted to any of its directors or executive officers.

Item 11. Executive Compensation

The following table summarizes cash and non-cash compensation for each of the last three fiscal years awarded to, earned by or paid to the Company's Chief Executive Officer and the other three executives officers for the year ended December 31, 2003 (collectively, the "Named Executive Officers").  In 2003, the Company only had four executive officers.

650:
SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options[1] (#)	All Other Compensation[2] ($)
Edward M. Kopko President and CEO	2003 2002 2001	$425,844 449,950 449,781	$31,339 229,382 276,086	$286,140[3] 518,612[5] 313,665[6]	$1,137,8044 -- --	-- 62,667 --	$67,220 67,423 67,412

Michael C. Hellriegel Sr. VP - Finance, Treasurer, and CFO	2003 2002 2001	224,640 241,920 242,400	124,800 144,800 122,928	1,074 11,684 1,074	-- -- --	-- 33,333 --	990 979 890

Ivan Estes Sr. VP - Telecom Services	2003 2002 2001	153,000 164,769 159,231	40,000 35,000 62,689	-- -- --	-- -- --	-- 40,000 --	606 389 421

James Beckley Sr. VP - Technical Services	2003 2002 2001	127,800 137,631 136,249	69,125 66,523 65,590	-- -- --	-- -- --	-- 40,000 --	1.085 1,073 732

1          No options were repriced during the last fiscal year or at any time since the Company's inception.

2          Consists of imputed cost of Company-paid term life insurance.  For Mr. E. Kopko, amount includes Company insurance payments of
        $66,992 for each of 2003, 2002 and 2001.

3          Consists of imputed interest on loans to buy common stock of the Company in the amount of $133,233 and tax gross-up on imputed interest and insurance payments in the amounts of $101,748 and $51,159, respectively.

4          During 2003, the CEO elected to receive shares of the Company's restricted stock in lieu of $510,000 bonus payments owed him in cash for the nine-month period ended September 30, 2003. The Company granted 1,073,400 shares of restricted stock to him under the 2003
        Stock Incentive Plan. The stock is restricted for three years, subject to forfeiture or acceleration of vesting upon certain events.  The market value of the restricted shares at December 31, 2003 was $1,620,834.

5          Consists of imputed interest on loans to buy common stock of the Company in the amount of $133,233 and tax gross-up on imputed interest, insurance payments, 2001 bonus payments and stock awards in the amounts of $117,678, $59,169, $183,537 and $24,995, respectively.

6          Consists of imputed interest on loans to buy common stock of the Company in the amount of $133,233 and tax gross up on imputed interest and insurance payments in the amounts of  $120,063 and $60,369, respectively.

Stock Options Grants in Fiscal Year 2003

    No stock options were granted during 2003 to the Named Executive Officers.  No stock appreciation rights have been granted to the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

No options were exercised by the Named Executives Officers in fiscal year 2003.  This table shows information regarding the number and value of options held at year-end by the Named Executives Officers.

AGGREGATE OPTION EXERCISES IN FISCAL YEAR 2003 AND 2003 YEAR-END OPTION VALUES
Name of Individual	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at 2003 Year-End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at 2003 Year-End Exercisable/ Unexercisable

Edward M. Kopko	0	$0	256,9891 / 71,778	$0 / $0
Michael C. Hellriegel	0	$0	79,8612 / 22,222	$0 / $0
Ivan Estes	0	$0	31,8333 / 26,667	$0 / $0
James Beckley	0	$0	26,8334/ 26,667	$0 / $0

1          Consists of non-qualified stock options to purchase 26,100 shares, granted in 1986 and 1987 at an option price of $6.68 per share; a currently exercisable option to purchase 90,000 shares under the 1992 Incentive Stock Option Plan, granted on August 2, 1993, at an exercise price of $2.93 per share; an option to purchase 150,000 shares under the 1992 Non-Qualified Plan, granted on December 1, 1999, at an exercise price of $8.00 per share, of which 30,000 became exercisable on each of December 1, 2000, 2001, 2002 and 2003 and 30,000 will become exercisable on December 1, 2004;and an option to purchase 62,667 shares under the 1992 Incentive Stock Option Plan granted on March 1, 2002, at the  exercise price of $2.12 per share, of which 20,889 became exercisable on March 1, 2003 and 20,889 will become exercisable on each of March 1, 2004 and 2005.

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
       currently exercisable incentive stock options for 15,000 shares granted in December 1998 at an exercise price of $14.58 per share; currently exercisable incentive stock options for 30,000 shares granted in December 1999 at an exercise price of $8.00 per share; and an option to purchase 33,333 shares under the 1992 Incentive Stock Option Plan granted on March 1, 2002, at the  exercise price of $2.12 per share, of which 11,111 became exercisable on March 1, 2003 and 11,111 will become exercisable on each of March 1, 2004 and 2005.

3          Consists of currently exercisable incentive stock options for 4,500 shares, granted in December 1996 at an exercise price of $6.42 per share; currently exercisable incentive stock options for 4,500 shares granted in December 1997 at an exercise price of $11.25 per share;
       currently exercisable incentive stock options for 4,500 shares granted in April 1999 at an exercise price of $13.00 per share; currently exercisable incentive stock options for 5,000 shares granted in February 2000 at an exercise price of $9.69 per share; and an option to purchase 40,000 shares under the 1992 Incentive Stock Option Plan granted on March 1, 2002, at the  exercise price of $2.12 per share, of which 13,333 became exercisable on March 1, 2003 and 13,333 will become exercisable on each of March 1, 2004 and 2005.

4          Consists of currently exercisable incentive stock options for 3,000 shares, granted in December 1996 at an exercise price of $6.42 per share; currently exercisable incentive stock options for 3,375 shares granted in December 1997 at an exercise price of $11.25 per share;
      currently exercisable incentive stock options for 3,375 shares granted in April 1999 at an exercise price of $13.00 per share; currently exercisable incentive stock options for 3,750 shares granted in February 2000 at an exercise price of $9.69 per share; and an option to purchase 40,000 shares under the 1992 Incentive Stock Option Plan granted on March 1, 2002, at the  exercise price of $2.12 per share, of which 13,333 became exercisable on March 1, 2003 and 13,333 will become exercisable on each of March 1, 2004 and 2005.

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

    The Defined Benefit Plan was frozen as of December 31, 1996.  As of December 31, 1996, the Named Executive Officers had the following years of credited service for retirement compensation purposes: Mr. Kopko--11, Mr. Hellriegel--15, Mr. Estes--6, and Mr. Beckley--6.  The following table shows the estimated annual retirement benefits payable assuming that retirement occurs at age 65.

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

    The Company established a 401(k) savings plan ("401(k) Plan") for all employees.  The 401(k) Plan is designed to provide an incentive for employees of the Company, including the Named Executive Officers, to save regularly through payroll deductions.  The Company may make matching contributions or other additional discretionary contributions to the 401(k) Plan in amounts determined the Employee Benefits Administrative Committee.  As of September 1, 2002, the Company suspended its matching program.  The Company also maintains a supplemental executive retirement plan ("SERP") for certain key employees, including the Named Executive Officers. The SERP allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax-deferred earnings, plus investment earnings on the deferred balances, as a retirement fund.  Participants do not receive a Company match on any of these deferrals.  All employee deferrals vest immediately.

Director Compensation

    Of the Company's current directors, only Mr. E. Kopko is a salaried employee of the Company.  All other directors receive separate compensation for board services.  That compensation is comprised of:

Retainer:	$5,000 per quarter
Attendance Fees:	$1,000 for each board meeting $850 for each board committee meeting
Stock Options:	18,000 shares annually

    The Company reimburses all directors for travel and other necessary business expenses incurred in the performance of their services for the Company and extends coverage to them under the Company's medical, dental, life, accidental death and dismemberment, and directors' and officers' indemnity insurance policies.  Non-employee directors also participate in certain of the Company's stock option and stock plans including the 1990 Employee Stock Purchase Plan.

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

    In January 1996, the Company entered into an employment agreement with Michael C. Hellriegel.  Mr. Hellriegel's employment agreement is terminable by either party with four months prior notice.  Mr. Hellriegel is eligible for bonuses of up to 50% of his base salary, based on the Company obtaining specified management objectives (as defined) and other factors.  The employment agreement provides that if Mr. Hellriegel's employment is terminated other than for cause, he will be entitled to four months salary.  The agreement provides that Mr. Hellriegel will not compete with the Company for a period of one year after termination of employment.  Mr. Hellriegel tendered his resignation effective April 30, 2004.

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

    In July 2001, the Company entered into an employment agreement with James Beckley.  Mr. Beckley's employment agreement is terminable by either party with four months prior notice.  Mr. Beckley is eligible for bonuses of up to 50% of his base salary, based on the Company obtaining specified management objectives (as defined) and other factors.  The employment agreement provides that if Mr. Beckley's employment is terminated other than for cause, he will be entitled to four months salary.  The agreement provides that Mr. Beckley will not compete with the Company for a period of one year after termination of employment.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

    The Executive Compensation Committee consists of Messrs. Comeau, LeCroy, and Nagaswami.  The Stock Option Committee and the Section 162(m) Executive Compensation Committee of the Board of Directors consist of Messrs. Comeau and Nagaswami.  The Executive Compensation Committee, the Stock Option Committee, and the 162(m) Executive Compensation Committee (collectively the "Committee") oversee the executive compensation policies and programs of the Company, including executive and certain non-executive officers.  The Committee is comprised entirely of independent directors and is advised by an independent consultant retained by the Company.  No employee of the Company serves on the Committee.  The Company employs Mr. Comeau's son in a non-executive officer position.  Mr. Comeau's son's compensation exceeds $60,000 annually.

Board Compensation Committee Report on Executive Compensation

    The Company's executive compensation programs are intended to attract and retain qualified executives and to motivate them to achieve goals that will lead to appreciation of stockholder value.  A portion of most executives' compensation is dependent upon the Company's profitability and appreciation in the market price of the Company's common stock.  Achievement of certain other corporate goals and individual performance objectives also impact executive compensation.

    The main components of executive compensation are: base salary, annual incentive cash bonus, and longer-term equity-based incentive compensation.  The Committee periodically reviews independent surveys, compensation trends, and competitive factors in making judgments on the appropriate compensation package for each executive employee.  In certain cases, the Company has hired executive talent from outside, and both base pay and other compensation elements have been determined with the guidance of the executive search firm used for that purpose. The Committee's decisions also acknowledge that Butler's Retirement Program is very modest compared with many other companies, with the Company's Defined Benefit Plan frozen since 1996.

    The "Industry Report on Top Management Compensation - 2003/2004", published by Watson Wyatt Date Services ("WWDS"), was the Committee's primary source for reviewing the salaries of executive and non-executive officers.  WWDS is a leading provider of global compensation, benefits and employment practices information.  In the United states, over 5,000 organizations participate in one or more of their annual compensation and benefit surveys, ranging in size from emerging growth businesses to Fortune 1000 companies.  The Employers Association of New Jersey has indicated that WWDS is the survey service they use.

    In its review, the Committee placed greater emphasis on total compensation than in the past.  In prior years, the Committee focused mainly on base salaries and total cash compensation for comparison with survey data such as provided by WWDS.  Although longer-term stock-based incentive compensation awards were made, total compensation, including stock options and other stock grants, was not compared with total compensation of executives of other companies.  In the case of Edward M. Kopko, the Company's CEO, although his total cash compensation may have been higher than the survey median and average in prior years, the Committee has determined that, when stock awards are included, his total compensation has been significantly below that of CEOs of companies of similar size based on sales and number of employees.

    Executive Employment Agreements:  On December 12, 2002, the Board of Directors and the Executive Compensation Committee approved the terms of a second amended and restated employment agreement (collectively, the "Employment Agreement") with Edward M. Kopko.  The terms of Mr. Kopko's Employment Agreement are set forth above under "Employment Agreements".

    Michael C. Hellriegel, the Company's Senior Vice President - Finance and Chief Financial Officer entered into a new employment agreement effective January 1996, as authorized by the Committee.  Ivan Estes, the Company's Senior Vice President - Telecommunication Services, entered into an employment agreement effective July 2001, as authorized by the Committee.  James Beckley, the Company's Senior Vice President - Technical Services and Project Engineering, entered into an employment agreement effective July 2001, as authorized by the Committee.  The terms of these employment agreements are set forth above under "Employment Agreements".

    Base Salary:  Using WWDS survey information, the Committee looked at the base salary and total cash compensation for each position compared with companies of similar size and complexity as determined by both sales range and number of full-time equivalent employees.  Except for certain equity adjustments or a significant increase in responsibilities, annual salary increases have generally been limited to cost of living adjustments.  In general, however, no salary increases were given during 2002 or 2003 to executive and non-executive officers.  In fact, the officer group had taken a 10% pay cut in late 2002, and these pay cuts were restored only recently on April 1, 2004.

    Based on the WWDS survey data, the base salaries of the Company's officers as a group are 15.1% below the Survey median salary and 21.7% below the average salary for their positions and company size.  Mr. Kopko's base salary individually is 12.9% below the median and 21.3% below the average for his position and company size.  The Committee believes the salary comparisons are reasonable based on Butler's performance over the past several years and the fact that the officer group in general has received no salary increases since April 2001.

    Annual Incentive Cash Bonus:  Each executive officer and certain non-executive officers are eligible to participate in an annual cash bonus plan.  A contractual agreement is reached early in the year, with each such officer to be given the opportunity to earn a cash bonus generally based in part on the achievement of profitability and in part on the accomplishment of several key individual, department, or business unit objectives that are believed to be vital to the Company's success.  The financial objectives are generally based on operating income of the Company as a whole, or of a business unit, division or region -- rather than on target thresholds.  The mix between financial and non-financial objectives depends upon the nature of each executive's responsibilities.  An officer with bottom line responsibility typically has a greater portion of incentive bonus tied to the operating profit of his or her group.  However, all executive officers and non-executive officers have some portion of their bonus dependent upon the successful completion of non-financial objectives such as specific projects for their group and/or individually.

    The bonuses awarded in 2003 to the officers (other than the CEO) reflect the mix of corporate, department and individual performance achieved.   Because certain profit and other goals for 2003 were not met, some officers received smaller bonuses or even no bonus, resulting in total cash compensation for the officer group to be below the Survey median and average.

    During 2003, Mr. Kopko elected to receive shares of the Company's restricted stock in lieu of $510,000 bonus payments owed him in cash for the nine-month period ended September 30, 2003.  The Company granted 1,073,400 shares of restricted stock to him on October 24, 2003 at a value of $1,137,804 on the date of grant. These shares are restricted for three years, subject to forfeiture or acceleration of vesting upon certain events.

    The Committee notes that, although the Company under Mr. Kopko's leadership continued to lose money in 2003, the Company and Mr. Kopko took a number of actions to position the Company for profitable growth in 2004.  These actions include an additional $6 million of overhead cost cuts in 2003 for a total of over $46 million in cost reductions since the second quarter 2001.  The further elimination of senior level positions has resulted in a leaner, flatter organization structure while placing more responsibility directly on the CEO.  The Company also continued to place primary emphasis on quality, customer satisfaction and the nurturing of customer loyalty.  The most recent annual survey shows customer satisfaction at 94%, the highest ever, with 70% of customers rating the Company their best in class service provider.  The Committee also noted that employee satisfaction remains strong despite minimal or no compensation gains the past two years.  Finally, the Company has successfully repositioned itself to benefit from increased demand from aerospace and defense related customers.  As a result of these actions and the improving economy, the Company believes the turnaround has been successful as evidenced by a profit in the first quarter 2004 and expected profitability for the full year.

    Longer-Term Equity-Based Incentive Compensation:  The Company has longer-term, equity-based plans whose purpose is to promote the interests of the Company and its stockholders by encouraging greater management ownership of the Company's Common Stock.  Such plans provide an incentive for the creation of stockholder value over the long term, since the full benefit of the compensation package cannot be realized unless an appreciation in the price of the Company's Common Stock occurs.  Additionally, these plans strengthen the Company's ability to attract and retain experienced and knowledgeable employees over a longer period and to furnish additional incentives to those employees upon whose judgment, initiative and efforts the Company largely depends.

    The plans currently in use are the 2003 Stock Incentive Plan and the 2002 Stock Incentive Plan, which replaced the 1992 Incentive Stock Option Plan, the 1992 Non-Qualified Stock Option Plan, the 1992 Stock Bonus Plan and the 1990 Employee Stock Purchase Plan.

    The Committee believes it is important that the CEO and other senior officers have a significant number of stock options whose value can provide a powerful incentive to driving the Company's bottom line and stock performance.  Stock option awards are based on an officer's level of responsibilities and expected contribution, rather than following the achievement of certain targets.  No stock option awards were granted in 2003.  In February 2004, a total of 32,500 incentive stock options were awarded to three officers, including 25,000 incentive stock options to two of the Named Executive Officers.

    The Committee going forward will be placing greater attention on total compensation when comparing the compensation of the Company's executive officers with survey data on other companies' practices.   Notwithstanding that, the award of restricted stock to Mr. Kopko was in lieu of most of his cash bonus, the value of his restricted stock award is below the survey median and average value for stock options and restricted stock grants.  The Committee also noted that, according to WWDS, 87% of the companies surveyed grant stock options annually to their executive officers.  The Company, on the other hand, has granted stock options to its CEO on average only every three years and in smaller quantities as a multiple of salary, and to other executive officer on an irregular basis.

    The Committee believes that, in general, the executive compensation policies and programs serve the interests of the stockholders and will continue to seek ways to make them better.  Such compensation is intended to be a function of the Company's increase in profits and share price value over a longer-term perspective.  At the same time, the Committee plans to review the ways in which the Company provides incentives to its executives, particularly stock-based compensation, and will continue to seek ways to make them better.

    Internal Revenue Code Section 162(m):  Section 162(m) of the Code prevents publicly held corporations, including the Company, from taking a tax deduction for compensation paid to a "covered employee" in a taxable year to the extent that the compensation exceeds $1 million and is not qualified performance-based compensation under the Code.  Generally, covered employees are the Named Executive Officers.  At the Company's 1999 Annual Meeting, the Stockholders approved amendments to and restatements of the Company's Employee Stock Plans and the Company's Performance Bonus Plan for the President and Chief Executive Officer in compliance with Section 162(m) of the Code.  As a result, the compensation realized in connection with stock options and cash awards granted thereunder to the CEO, except as modified by the amended employment agreement dated December 12, 2002, may be excluded from the deduction limit.  The Committee's intent is to preserve the deductibility of compensation payments and benefits to the extent reasonably practical.  The Committee, however, retains the discretion to authorize compensation that does not qualify for income tax deductibility.

EXECUTIVE COMPENSATION COMMITTEE
                                  Thomas F. Comeau            Nikhil S. Nagaswami            Walter O. LeCroy

Performance Graph

The following graph compares the cumulative total return on the Company's common stock for the last five years with the cumulative total return of the NASDAQ Market Index and a self-constructed peer group of companies.  The peer group companies are CDI Corporation, Comforce Corporation, Computer Horizons Corporation, Dycom Industries, Inc., Keane, Inc., Kelly Services, Inc., Mastec, Inc., Quanta Services, Inc., RCM Technologies, Inc., and SOS Staffing Services, Inc.  The results are based on an assumed $100 invested on December 31, 1998 and the reinvestment of dividends.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    As of April 1, 2004, the directors, current executive officers of the Company, all persons known by the Company to be the beneficial owners of more than 5% of the Company's outstanding common stock and/or preferred stock, and all directors and officers of the Company and its subsidiaries as a group, beneficially owned the number of shares of the Company's common stock ("Common Stock") and Series B 7% cumulative convertible preferred stock ("Series B Preferred Stock") set forth below.  Unless otherwise stated, all shares are held directly with sole voting and investment power.  The business address of the named stockholders is the address of the Company, except as otherwise noted.  Except as disclosed in the chart below, the Company knows of no other person or group owning 5% or more of any class of the Company's voting securities.

	Common Stock[1]		Series B Preferred Stock[2]		Total Equivalent Voting Rights[3]
Name
Number of Shares Beneficially Owned
		Percent of Class	Number of Shares Beneficially Owned	Percent of Class	Number of Shares	Percent of Total

Edward M. Kopko	1,799,200[4]	15.5%	1,228,992	21.4%	3,028,192	17.4%
Frederick H. Kopko, Jr.	398,953[5]	3.5%	1,319,621[6]	23.0%	1,718,574	10.0%
Hugh G. McBreen	337,371[7]	3.0%	1,277,198[8]	22.3%	1,614,569	9.4%
Nikhil S. Nagaswami	186,000[9]	1.6%	--	--	186,000	1.1%
Thomas F. Comeau	109,747[10]	1.0%	--	--	109,747	0.6%
Estate of John F. Hegarty	148,700[11]	1.3%	786,690[12]	13.7%	935,390	5.4%
Robert F. Hussey	18,000[13]	0.2%	--	--	18,000	0.1%
Walter O. LeCroy	83,000[13]	0.7%	--	--	83,000	0.5%
Louis F. Petrossi	18,000[13]	0.2%	--	--	18,000	0.1%
Michael C. Hellriegel	205,388[14]	1.8%	--	--	205,388	1.2%
Ivan Estes	83,556[15]	0.7%	--	--	83,556	0.5%
James Beckley	111,830[15]	1.0%	--	--	111,830	0.7%

Knott Partners L.P.	875,500[16]	7.8%	--	--	875,500	5.1%

All directors and executive officers as a group (11 persons)[17]	3,351,045[18]	27.0%	3,825,811	66.7%	7,176,856	39.6%

1          Assumes as to each person or entity the exercise of his or its options and warrants.

2          Series B Preferred Stock consists of 5,736,488 outstanding shares, has one vote per share, and is convertible into shares of Common
        Stock at a rate of 0.285 per share of Series B Preferred Stock.

3          Does not assume conversion of Series B Preferred Stock.

4          Includes 1,073,400 shares of restricted stock, which will vest on October 24, 2006 and is subject to forfeiture or acceleration of vesting upon certain events, and 328,767 shares that may be purchased upon exercise of options granted under Butler stock option plans.

5          Includes 108,000 shares that may be purchased upon exercise of options granted under Butler stock option plans.  The business address of Mr. Kopko is 20 North Wacker Drive, Suite 2520, Chicago, IL 60606.

6          Includes 8,178 shares owned by Mr. Kopko's wife (as to which Mr. Kopko disclaims beneficial ownership).

7          Includes 5,437 shares beneficially owned by Mr. McBreen's children (as to which Mr. McBreen disclaims beneficial ownership), and
        123,000 shares that may be purchased upon exercise of options granted under Butler stock option plans.  The business address of Mr.
        McBreen is 20 North Wacker Drive, Suite 2520, Chicago, IL 60606.

8          Includes 2,881 shares owned by Mr. McBreen's wife (as to which Mr. McBreen disclaims beneficial ownership).

9          Consists of 186,000 shares that may be purchased upon exercise of options granted under Butler stock option plans.

10        Includes 66,000 shares that may be purchased upon exercise of options granted under Butler stock option plans.

11        Includes 139,200 shares that may be purchased upon exercise of options granted under Butler stock option plans.

12        Includes 118,871 shares beneficially owned by Mr. Hegarty's wife (as to which Mr. Hegarty disclaims beneficial ownership).

13        Includes 18,000 shares that may be purchased upon exercise of options granted under Butler stock option plans.

14        Includes 112,083 shares that may be purchased upon exercise of options granted under Butler stock option plans.

15        Includes 68,500 shares that may be purchased upon exercise of options granted under Butler stock option plans.

16        Based on publicly available information reported on April 7, 2003, Knott Partners, L.P. beneficially owns 875,500 shares of the
        Company's Common Stock.  The business address of Knott Partners, L.P. is 485 Underhill Boulevard,  Syosset, NY 11791.

17        Includes the executive officers of the Company and its principal subsidiaries.

18        Includes 1,114,850 shares that may be purchased upon exercise of options granted under Butler stock option plans.

Item 13. Certain Relationships and Related Transactions

    Under various approved stockholder option plans and stock purchase agreements, Messrs. F. Kopko, McBreen and E. Kopko have executed non-recourse, non-interest bearing notes to the Company to purchase common stock.  The shares of the stock purchased by such individuals in connection with the loans collateralize the loans and each individual has entered into a pledge agreement and has executed a secured non-recourse promissory note.  The loans are payable on the later of the specific date set forth in such promissory notes or the date when the officer fails to remain continuously employed by the Company (or, with respect to the directors, the 30th day after the voluntary termination of the director's directorship).  At December 31, 2003, the outstanding aggregate balance of the loans to Messrs. F. Kopko, McBreen and E. Kopko for stock purchases and the largest aggregate principal amount of the loans outstanding during 2003 was $1,395.193, $991,281 and $1,616,977, respectively.  Except for one note from Mr. F. Kopko, in the original amount of $201,600 with a December 31, 2003 balance of  $137,661, the full principal amount of each loan set forth above is currently outstanding and has been outstanding since the date of the loans.  In 1999, the Company also provided Mr. E. Kopko with a non-interest bearing loan in the amount of $822,441 to enable him to meet his tax obligation on options exercised in that year. The full principal amount of this loan is currently outstanding and has been outstanding since the date of the loan.  The loans to these directors and executive officer were made prior to the effective date of the prohibition of loans to directors and executive officers under the Sarbanes-Oxley Act of 2002, and are grandfathered under such Act.

    In March 2004, the Company received $96,000 from Mr. F. Kopko, which paid off two of his outstanding promissory notes in full.  It is expected that the shareholder litigation settlement agreement will include repayment terms for all outstanding director and executive officer loans.

    Also, the Company has advanced amounts to Mr. E. Kopko against his future bonuses.  The outstanding aggregate balance of the advances to Mr. E. Kopko on December 31, 2003 was $665,295 and the largest aggregate amount of advances outstanding during 2003 was $696,634.  In 2003, the Company and Mr. E Kopko agreed on a repayment plan whereby certain bonus amounts due him will be used to pay down his outstanding advance balance.  During the year, a bonus in the amount of $31,339 was applied against his advances.

    The Company employs Mr. Comeau's son whose compensation exceeds $60,000 annually.  The Company also employs Mr. E. Kopko's wife whose compensation exceeds $60,000 annually.

    Two members of the Company's Board of Directors, Messrs. F. Kopko and McBreen, are partners in the Company's outside legal counsel, McBreen & Kopko.  Mr. F. Kopko is also the brother of Mr. E. Kopko.  During 2003, the Company incurred approximately $1,008,000 in fees and expenses to McBreen & Kopko.

    Since 1994, the Company has provided payroll and administrative services to Chief Executive Magazine, Inc. ("Chief Executive").  During 2001, Mr. E. Kopko became the chairman of the board of directors and chief executive officer of Chief Executive.  Mr. Kopko holds a minority ownership share in Chief Executive Group, L.P., the limited partnership that owns the magazine.  Mr. Kopko received cash distributions from Chief Executive related to the repayment of a personal loan made to Chief Executive in the amount of $300,000 (including principal and interest).  Total payroll and administrative services provided to Chief Executive totaled approximately $3.8 million, $5.1 million and $5.1 million in 2003, 2002 and 2001, respectively.  Included in accounts receivable at December 31, 2003 and 2002 are approximately $7.5 million and $5.9 million, respectively, due from Chief Executive.  In addition, at December 31, 2003 and 2002, Chief Executive has a note payable to the Company of approximately $1.2 million and $1.3 million, respectively, which is included in the other current assets.  The note bears interest at three hundred basis points above the prime rate (7.0% at December 31, 2003) and included accrued interest of approximately $84,000 and $122,000 at December 31, 2003 and 2002, respectively.  In 2003 and 2002, due to the continuing deterioration of the financial condition of Chief Executive, the Company increased its allowance for doubtful accounts and notes by $1.8 million and $3.7 million, respectively, to cover its estimated losses resulting from Chief Executive's inability to make required payments.

    The Company has a first secured position in the assets of Chief Executive.  In March 2004, the Company's Board of Directors approved assuming full ownership of Chief Executive's assets.  It is anticipated that ownership will be achieved through a non-judicial proceeding to transfer all of the assets and certain liabilities of Chief Executive.  Such transfer will require the consent of the present beneficial owners, including Mr. E. Kopko.  Mr. E. Kopko has agreed to consent to such transfer.

Item. 14. Principal Accounting Fees and Services

Audit Fees

    The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2003 and 2002 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years were approximately $295,000 and $278,000, respectively.

Audit-Related Fees

    Fees for audit-related services for fiscal years 2003 and 2002, primarily related to employee benefit plan audits and accounting consultations, approximated $138,000 and $60,000, respectively.

Tax Fees:

    Fees for tax compliance, tax advice and tax planning for fiscal years 2003 and 2002 approximated $22,000 and $13,000, respectively.

All Other Fees

    There were no fees for other services for fiscal years 2003 and 2002.

Pre-Approval Policies

    The Audit Committee has adopted a policy which requires it to pre-approve the audit and non-audit services performed by the Company's auditor in order to assure that providing such services will not impair the auditor's independence.

    For audit services, Deloitte & Touche LLP will provide the Audit Committee each fiscal year with an engagement letter outlining the scope of the audit services proposed to be performed in connection with that fiscal year.  If agreed to by the Committee, the Committee will formally accept this engagement letter at a scheduled meeting.  The independent auditor will submit to the Committee an audit services fee proposal after acceptance of the engagement letter.  The Committee must approve that fee proposal.  In connection with its approval of the fee proposal, the Committee will also pre-approve the expenditure by management of an amount up to an additional 10% of such fee proposal, to cover such additional costs as may be incurred for audit services that are performed for that fiscal year.

    For non-audit services, the Company's management will submit to the Committee for approval a detailed list of non-audit services that it recommends the Committee engage the independent auditor to provide for the current fiscal year.  Management and the independent auditor will each confirm to the Committee that each non-audit service on the list is permissible under all applicable legal requirements.  In addition to the list of anticipated non-audit services, a budget estimating non-audit service spending for the fiscal year will be provided.  The Committee must approve both the list of permissible non-audit services and the budget for such services.  The Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

    To ensure prompt handling of unexpected matters, the Committee delegates to the Chair of the Committee the authority to amend or modify the list of approved and permissible non-audit services and fees.  The Chair will report any action taken to the Committee at the next Committee meeting.  The Committee expressly does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

    The independent auditor must ensure that the Committee has approved all audit and non-audit services provided to the Company.  The Company's Controller will be responsible for tracking all of the independent auditor's fees against the budget for such services and report at least annually to the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit Index is included after signatures.  New exhibits, listed as follows, are attached:

Exhibit No.	Description

10.56	Senior Management Employment Agreement between Butler Technology Solutions and Ivan Estes, filed herewith as Exhibit 10.56.

10.57	Senior Management Employment Agreement between Butler Technical Group and James Beckley, filed herewith as Exhibit 10.57.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 32.2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2004	BUTLER INTERNATIONAL, INC.
(Registrant)

By: /s/Edward M. Kopko
Edward M. Kopko, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Edward M. Kopko	Chairman of the Board of	April 29, 2004
Edward M. Kopko	Directors and CEO
(Principal Executive Officer)

/s/Michael C. Hellriegel	Senior Vice President	April 29, 2004
Michael C. Hellriegel	and Chief Financial Officer

/s/Thomas F. Comeau	Director	April 29, 2004
Thomas F. Comeau

/s/Frederick H. Kopko, Jr.	Director	April 29, 2004
Frederick H. Kopko, Jr.

/s/Hugh G. McBreen	Director	April 29, 2004
Hugh G. McBreen

/s/Nikhil S. Nagaswami	Director	April 29, 2004
Nikhil S. Nagaswami

/s/Robert F. Hussey	Director	April 29, 2004
Robert F. Hussey

/s/Walter O. LeCroy	Director	April 29, 2004
Walter O. LeCroy

/s/Louis F. Petrossi	Director	April 29, 2004
Louis F. Petrossi

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX

Exhibit No.	Description

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

10.36(f)	Sixth Amendment and Waiver, dated March 30, 2004, between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.36(f).

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

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit No.	Description

10.56*	Senior Management Employment Agreement between Butler Technology Solutions and Ivan Estes, filed herewith as Exhibit 10.56.

10.57*	Senior Management Employment Agreement between Butler Technical Group and James Beckley, filed herewith as Exhibit 10.57.

22.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 32.2.

* Denotes compensatory plan, compensation arrangement, or management contract.