Form 10-Q
period 2004-03-31
BUTLER INTERNATIONAL INC /MD/
filed 2004-05-17
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Shares Outstanding May 1, 2004
Common stock, $0.001 par value	11,291,791

	BUTLER INTERNATIONAL, INC.
	Form 10-Q for Period Ended March 31, 2004
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	at March 31, 2004 (unaudited) and December 31, 2003	3

	Condensed Consolidated Statements of Operations
	for the three-month periods ended March 31, 2004 and 2003 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows
	for the three-month periods ended March 31, 2004 and 2003 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

Exhibit Index		19

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of
	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash	$ 282	$ 489
Accounts receivable, net	39,328	31,474
Inventories	86	80
Other current assets	9,143	9,678
Total current assets	48,839	41,721

Property and equipment, net	11,654	11,917
Other assets	11,156	10,929
Goodwill	33,999	33,999

Total assets	$ 105,648	$ 98,566

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 19,061	$ 20,175
Current portion of long-term debt	4,074	4,071
Total current liabilities	23,135	24,246

Revolving credit facility	25,402	16,953
Other long-term debt	36,824	37,345
Other long-term liabilities	3,061	2,945
Commitments and contingencies (see note 6)

Stockholders' equity:
Series B 7% Cumulative Convertible Preferred Stock: par value $0.001 per share, authorized 15,000,000, issued 5,736,488 in 2004 and 2003;
Liquidation preference $5,736 in 2004 and 2003	6	6
Common stock: par value $0.001 per share, authorized
125,000,000; issued 11,307,264 in 2004 and 2003;
outstanding 11,291,791 in 2004 and 2003	11	11
Additional paid-in capital	98,423	98,423
Receivables from stockholders	(5,810)	(5,906)
Accumulated deficit	(74,719)	(74,770)
Accumulated other comprehensive loss	(596)	(598)
Sub-total	17,315	17,166
Less - Treasury stock 15,473 shares in 2004 and 2003	(89)	(89)
Total stockholders' equity	17,226	17,077

Total liabilities and stockholders' equity	$ 105,648	$ 98,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share data)

	For the Three-Month Period
	Ended March 31,
	2004	2003
	(unaudited)	(unaudited)

Net sales	$ 57,912	$ 49,499
Cost of sales	48,201	40,746
Gross margin	9,711	8,753

Depreciation and amortization	493	845
Selling, general and administrative expenses	7,979	9,037
Restructuring and other charges	-	222
Operating income/(loss)	1,239	(1,351)

Interest expense	(995)	(1,263)

Income/(loss) before income taxes	244	(2,614)

Income tax expense/(benefit)	92	(788)

Income/(loss) from continuing operations	152	(1,826)

Income from discontinued operations, net of tax	-	175

Net income/(loss)	$ 152	$ (1,651)

Earnings/(loss) per share of common stock:
Basic:
Continuing operations	$ 0.01	$ (0.19)
Discontinued operations	-	0.02
	$ 0.01	$ (0.17)

Assuming dilution:
Continuing operations	$ 0.01	$ (0.19)
Discontinued operations	-	0.02
	$ 0.01	$ (0.17)

Average number of common shares and
common share equivalents outstanding:
Basic	10,218	10,168
Assuming dilution	12,998	10,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three-Month Period
	Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$ 152	$ (1,651)
Adjustments to reconcile net income/(loss to)
net cash provided by/(used in) operating activities:
Income from discontinued operations, net of tax	-	(175)
Depreciation and amortization	493	845
Provision for doubtful accounts and notes	91	83
Provision for deferred taxes	91	(609)
Amortization of deferred financing charges	200	190
Gain on sale of equipment	-	(8)

Other changes that (used)/provided cash:
Accounts receivable	(7,945)	(255)
Inventories	(6)	(5)
Other current assets	79	519
Other assets	(62)	(241)
Current liabilities	(1,215)	1,685
Other long term liabilities	116	(23)
Net cash (used in)/provided by operating activities	(8,006)	355

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	8
Capital expenditures, net	(230)	(103)
Net cash used in investing activities	(230)	(95)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facility	8,449	1,249
Repayment of long term debt	(518)	(13)
Repayment of director loans	96	-
Net cash provided by financing activities	8,027	1,236

Effect of exchange rate changes on cash	2	(5)
Net cash provided by discontinued operations	-	209

Net (decrease)/increase in cash	(207)	1,700
Cash at beginning of period	489	1,106

Cash at end of period	$ 282	$ 2,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.       BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Butler International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes (see Note 4) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements.  On May 30, 2003, the Company sold its United Kingdom based staffing operations ("UK Operations").  The UK Operations were part of the Company's Technical Group reporting segment.  The UK Operations are accounted for as a discontinued operation under U.S. GAAP and therefore, the UK Operations' results of operations and cash flows have been removed from the Company's results of continuing operations and cash flows for all periods presented.  Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 due to seasonal and other factors.  In order to maintain consistency and comparability between periods presented, certain prior period amounts have been reclassified to conform to the current period presentation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statement and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.       DESCRIPTION OF BUSINESS AND SEGMENT INFORMATION:

The Company provides outsourcing, project management and technical staff augmentation services in technical, information technology, and telecommunications disciplines including:  engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software quality assurance testing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation. The Company also provides fleet maintenance and repair services to major ground fleet-holders nationwide.  These services are provided through three ISO 9002 certified business segments: Technical Group, Information Technology Solutions, and Telecommunications Service ("Telecom Services").

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

Net sales and operating profits/(losses) by segment were:

	For the Three-Month
	Period Ended March 31,
	2004	2003
Sales:
Technical Group	$ 36,642	$ 28,591
Telecom Services	15,665	14,209
Technology Solutions	5,316	6,432
Unallocated amount	289	267
Consolidated Total	$ 57,912	$ 49,499

Operating Profits/(Loss):
Technical Group	$ 3,646	$ 2,177
Telecom Services	500	337
Technology Solutions	348	491
Restructuring and other charges	-	(222)
Unallocated amounts	(3,255)	(4,134)
Consolidated Total	$ 1,239	$ (1,351)

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

 The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 3.  Intersegment sales are not significant.

Management reviews the Company's assets on a consolidated basis as it is not meaningful to allocate assets to the various segments.  The Company evaluates segment performance based on revenues and operating profits.  The Company does not allocate income taxes or charges determined to be non-recurring in nature, such as restructuring and impairment charges.  Unallocated amounts of operating loss consist of corporate expenses and certain general and administrative expenses from field operations.

The Company primarily operates in the United States.  Operations include the results of the India subsidiary.  Net sales from the India operation were approximately $190,000 and $178,000 for the three-month period ended March 31, 2004 and 2003, respectively.  Operating profit from the India subsidiary was approximately $66,000 and $86,000 for the three-month period ended March 31, 2004 and 2003, respectively.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, receivable valuations, impairment of goodwill, pension benefit obligations, income taxes, restructuring costs and litigation accruals.  Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances.  The Company reviews these matters and reflects changes in estimates as appropriate.  Actual results could differ from those estimates.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." and as a result, goodwill is no longer being amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.   An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.  There were no changes in the carrying amount of goodwill during the three-month period ended March 31, 2004.

Stock-based Compensation

The Company has a number of stock-based employee compensation plans, which are described more fully in Note 10 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

During the three-month period ended March 31, 2004, a total of 32,500 stock options were granted to officers of the Company through the 2002 Stock Incentive Plan.

Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with provisions of SFAS No. 123, "Accounting for Stock Issued to Employees," the Company's net income/(loss) and earnings/(loss) per share would have been changed to the pro forma amounts indicated below:

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	For the Three-Month
	Period Ended March 31,
	2004	2003
Net income/(loss):
As reported	$ 152	$ (1,651)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(62)	(101)
Pro forma	$ 90	$ (1,752)

Earnings/(loss) per share:
Basic - as reported	$ 0.01	$ (0.17)
Basic - pro forma	-	(0.18)
Assuming dilution - as reported	0.01	(0.17)
Assuming dilution - pro forma	-	(0.18)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003
Risk-free interest rate	4.08%	3.98%
Expected life	6.1 years	6.1 years
Expected volitility	93.30%	101.53%

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share from continuing operations:

	For the Three-Month
	Period Ended March 31,
	2004	2003
Income/(loss) from continuing operations	$ 152	$ (1,826)
Less: Convertible preferred stock dividends	(100)	(99)
Income/(loss) for basic earnings
per share calculation	52	(1,925)
Add: Income impact of assumed conversions:
Convertible preferred stock dividend	100	-
Income/(loss) for diluted earnings
per share calculation	$ 152	$ (1,925)

Weighted-average number of common shares:
Basic	10,218	10,168
Add: Incremental shares from
assumed conversions:
Restricted common stock	1,073	-
Stock options and warrants	72	-
Convertible preferred stock	1,635	-
Assuming dilution	12,998	10,168

Earnings/(loss) per common share from continuing operations:
Basic	$ 0.01	$ (0.19)
Assuming dilution	$ 0.01	$ (0.19)

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The Company presents both basic and diluted earnings/(loss) per common share amounts.  Basic earnings/(loss) per common share is calculated by dividing net income/(loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period.  Diluted earnings/(loss) per share is calculated by dividing net income/(loss) by the sum of the weighted average number of common and common equivalent shares outstanding during the year.  Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Accordingly, 1,611,173 common equivalent shares have been excluded from the calculations of diluted loss per share for the period ended March 31, 2003.  The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants.  Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.  For the three-month periods ended March 31, 2004 and 2003, there were options and warrants totaling 1,459,458 and 1,509,208, respectively, where the exercise price was greater than the average market price of the common shares and, therefore, were excluded from the computation of diluted loss per share.

4.       ACCOUNTING CHANGES:

Effective December 15, 2003, the Company adopted SFAS No. 132 (Revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits'" ("SFAS No. 132-R").  SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost.  The Company adopted the revised disclosure requirements of this pronouncement.   (See Note 5 Employee Benefit Plans.)

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46").  FIN 46 requires that a variable interest entity ("VIE") be consolidated when a company is subject to the majority of the risk of loss from the VIE's activities or is entitled to receive the majority of the entity's residual returns, or both.  FIN 46 is effective immediately for all arrangements entered into after January 31, 2003.  For those arrangements entered into prior to January 31, 2003, FIN 46 is applicable to the Company as of December 31, 2003.  In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"), which partially delayed the effective date of the interpretation to March 31, 2004 and added additional scope exceptions.  The adoption of applicable provisions of FIN 46 in 2003 had no impact on the Company's consolidated results of operations and financial position.  Adoption of FIN 46R had no impact on the Company's consolidated results of operations and financial position.

5.       EMPLOYEE BENEFIT PLANS:

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

Net periodic pension expense for the three-month period ended March 31, 2004 and 2003 included the following components:

	For the Three-Month
	Period Ended March 31,
	2004	2003
Interest cost	$ 38	$ -
Expected return on assets	(47)	-
Recognized net actuarial loss	10	-
Net periodic pension expense	$ 1	$ -

The Company does not expect to make any contributions to the Plan in 2004.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

6.       COMPREHENSIVE INCOME/(LOSS):

The following table sets forth the components of comprehensive income/(loss), net of tax:

	For the Three-Month
	Period Ended March 31,
	2004	2003
Net income/(loss)	$ 152	$ (1,651)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	2	(60)
Other comprehensive income/(loss)	2	(60)
Comprehensive income/(loss)	$ 154	$ (1,711)

7.       CONTINGENCIES:

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

On May 12, 2003, Mr. Kopko, the Company's Chairman and Chief Executive Officer, notified the Company of an alleged breach in its financial obligations to him, by virtue of the non-payment of his guaranteed bonus, which was due within thirty days after the end of the first quarter (the "CEO Contract Breach").

As disclosed in Note 22 to the Company's 2003 Annual Report on Form 10K, on March 31, 2004, the Company has reached an agreement in principal with the Knott Partners and Old Oak to settle the Knott Litigation, subject to final documentation, notice to the Company's stockholders and court approval.   The Company expects to finalize the settlement in the second quarter of 2004.  The agreement is expected to include the following terms, among others:

(i.)                 Mr. Kopko will waive any right he may have to receive payments or compensation for damages in connection with the CEO Contact Breach arising out of the Company's asserted breach of his Second Amended and Restated
                      Employment Agreement;

(ii.)                Mr. Kopko will waive all rights he or his affiliates may have to receive managing general partner's fees arising out of his affiliation with the Chief Executive Group, L.P. and Mr. Kopko will cooperate fully in any judicial or non-judicial foreclosure of the Company's interest in Chief Executive;

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

(v.)               the Company will pay the legal fees and disbursements of Knott Partners and Old Oak related to the Knott
                     Litigation, not to exceed $400,000.

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

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

8.       RESTRUCTURING AND OTHER CHARGES:

In April 2001, the Company announced a Company-wide cost reduction plan.  The Company recorded restructuring and other charges totaling $2,566,000, $4,930,000 and $9,314,000 during 2003, 2002 and 2001, respectively.  These charges were for costs incurred to eliminate excess capacity, reduce both staff and service delivery personnel in all of the Company's business units, the closing of certain unprofitable locations, the termination of unprofitable contracts and the elimination of unnecessary equipment.  As a result of the restructuring, a total of 582 employees have been terminated since 2001.  Additionally in 2003 and 2002, the Company finalized certain previously recorded restructuring accruals resulting in a credit to income of $124,000 and $294,000,respectively, primarily due to favorable settlements of facility lease commitments.  All actions related to the Company's restructuring are complete.  The Company does not expect to incur additional restructuring charges in 2004 except for adjustments, if necessary, to existing accruals.

The following presents a reconciliation of the original restructuring components of the 2003, 2002 and 2001 charges to the balance remaining at March 31, 2004, which is included in accounts payable and accrued liabilities ($569,000) and in other long-term liabilities ($438,000):

	Balance at				Balance at
	December 31,	Additional			March 31,
	2003	Charges	Adjustments	Payments	2004
Severance and other
employee costs	$ 172	$ -	$ -	$ (29)	$ 143
Facility closing costs	1,076	-	-	(212)	864
Total restructuring	$ 1,248	$ -	$ -	$ (241)	$ 1,007

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

    In the financial review that follows, the Company's results of operations, financial condition and certain other information are discussed.  Certain statements in this report may constitute "forward-looking" statements within the meaning of the Private Litigation Reform Act of 1995. Words such as "expects," "intends," "plans," "projects," "believes," "estimates," and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The actual results and future trends may differ materially depending on a variety of factors, including, without limitation: (i) unemployment and general economic conditions associated with the provision of engineering services and solutions and placement of temporary staffing personnel, particularly in the telecommunication services and information technology divisions; (ii) possible additional gross margin pressure; (iii) possible slowdown in accounts receivable collections; (iv) possible loss of key employees and executive officers; (v) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (vi) possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the Company's ability to remain competitive in the markets which it serves; (x) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xi) the risk of claims being made against the Company associated with providing temporary staffing services; (xii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiii) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations including legal requirements associated with the definition of independent contractors; (xiv) predictions as to the future need for the Company's services; (xv) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvi) the costs of conducting and the outcome of litigation involving the Company, (xvii) competition, (xiii) the spending of the Company's key customers returning to more normal levels; (xix) the likelihood of the Company increasing its share of the market in which it competes and (xx) other economic, competitive and governmental factors affecting the Company's operations, markets and services.  Additional information regarding these factors is contained in the Company's SEC filings, including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

    This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and footnotes thereto and the audited consolidated financial statement and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

    The Company recorded a net income of $0.2 million or $0.01 per diluted share for the quarter ended March 31, 2004 as compared to a net loss of $1.7 million, or $0.17 per share for the quarter ended March 31, 2003. An 11% increase in gross margin dollars combined with a 12% reduction in overhead expenses and a 21% decrease in interest costs were the driving forces for the turnaround in profitability.

    The higher gross margin dollars reflect a 17% increase in sales, offset partially by lower margin percentages caused principally by business mix. Net sales for the current year quarter ended March 31, 2004 were $57.9 million, an increase of $8.4 million compared with the same period in 2003.  On a year-on-year basis, gross margin as a percentage of sales declined to 16.8% in the current quarter from 17.7% in the prior year.

BUTLER INTERNATIONAL, INC.

    The decreased overhead expense resulted from the Company's successful restructuring initiatives completed in late 2003.  Depreciation expense decreased by $0.4 million or 42% and selling, general and administrative ("SG&A") expenses were cut by $1.1 million or 12%.  The decrease in SG&A expenses in the first quarter 2004 compared with the first quarter 2003 principally reflects the impact of headcount reductions ($0.2 million), lower insurance costs ($0.2 million) and a decline in discretionary spending for equipment and office expense ($0.3 million) and travel ($0.2 million).

    Interest expense for the current year quarter was down by 21% from the prior year..  This favorable variance was caused by a reduction in rates on one of the Company's term loans, which was negotiated in the fourth quarter of 2003.  The benefit of the interest rate reduction was partially offset by higher borrowings that resulted from increased receivables brought on by higher revenue.

    Sales and operating profits from the Company's largest and fastest growing operation, Butler Technical Group, again exceeded the prior year; sales were 27% above the first quarter of 2003 while operating profits grew by 67% for the same period.  A large portion of the year on year increase came from work performed in the aerospace and defense sectors.  The Telecommunication Services ("Telecom Services") operation also exceeded last year's sales and operating profit results by 10% and 48% respectively.  This revenue growth was the first year-on-year increase reported by Telecom Services since the second quarter of 2001.  The increased profitability was principally due to a combination of increased volume and lower overhead, offset in part by reduced billing rates.  The Technology Solutions' revenue and operating profit were both below that of the prior year quarter. Revenues were 17% below the 2003 quarter, the result of lesser headcount, while operating profits were 29% less than the prior year.  Decreased volume together with a reduction in gross margin percentage, partially offset by lower overhead expenses, resulted in a reduced operating profit.

Outlook

    It is management's expectation that the Company will continue to be profitable in 2004.  The Company's growth prospects are influenced by broad economic trends.  The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for temporary and permanent employees.  According to the Staffing Industry Report, the staffing services industry fundamentals are improving, with revenue growth forecasted to rise 6.4% in 2004 to $100.8 billion and 8.1% in 2005 to $109.1 billion.  Management believes that the Company is pursuing a more focused business strategy, and should be able to capitalize on the improving staffing services market.

    The Company has reorganized its business over the past three years to reduce costs and achieve greater efficiencies in operation by pursuing a growth strategy focusing on key customer needs.  It is management's belief that such a strategy provides Butler with an opportunity to improve performance without increasing capital expenditures, adding new resources or new fixed overhead.  Growth will be dependent upon the spending of the Company's key customers returning to more normalized levels and an increase in Butler's share of the business.  The Company also believes that as a result of its restructuring activities, the negative impact of adverse economic trends has been lessened.

    Should the United States economy decline during 2004, the Company's operating performance could be adversely impacted.  Further declines in the economy could result in the need for future cost reductions, change in strategy and capital infusion.  Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce Butler's future earnings.  Butler may not be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing.

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

BUTLER INTERNATIONAL, INC.

Accounting Changes

    Effective December 15, 2003, the Company adopted SFAS No. 132 (Revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits'" ("SFAS No. 132-R").  SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost.  The Company adopted the revised disclosure requirements of this pronouncement.   (See Note 5 to consolidated financial statements Employee Benefit Plans.)

    In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46").  FIN 46 requires that a variable interest entity ("VIE") be consolidated when a company is subject to the majority of the risk of loss from the VIE's activities or is entitled to receive the majority of the entity's residual returns, or both.  FIN 46 is effective immediately for all arrangements entered into after January 31, 2003.  For those arrangements entered into prior to January 31, 2003, FIN 46 is applicable to the Company as of December 31, 2003.  In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"), which partially delayed the effective date of the interpretation to March 31, 2004 and added additional scope exceptions.  The adoption of applicable provisions of FIN 46 in 2003 had no impact on the Company's consolidated results of operations and financial position.  Adoption of FIN 46R had no impact on the Company's consolidated results of operations and financial position.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2004, the Company had cash of approximately $0.3 million and working capital of approximately $25.7 million.  Accounts receivable as measured in days sales outstanding ("DSO") at March 31, 2004 was 61.4 DSO.  At March 31, 2004, the Company had approximately $28.1 million of borrowings committed (outstanding balance plus letters of credit) under its revolving credit facility with General Electric Capital Corporation ("GECC"), leaving approximately $2.2 million of availability.  The Company also has two term loans with GECC.  The March 31, 2004 balance outstanding under GECC Term Loan A was $16 million and under Term Loan B was $18 million.  The Company also has a ten-year mortgage for its corporate office facility with a balance of $6.9 million at March 31, 2004.

    The Company funds its operations primarily with cash generated by operations and borrowings under its existing revolving credit facility with GECC.  The ability to borrow under the existing revolving credit facility depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables.  Daily cash collected from customers is deposited into accounts controlled by GECC and is transferred to pay down the Company's borrowings.  The Company's cash requirements are funded daily by GECC provided there are available funds.  When the business has generated excess cash, the Company has borrowed under the revolving credit facility to pay down the term loans.   Revenue and gross margin levels affect operating cash flow and any deterioration in the Company's performance on these financial measures would have a negative impact on the Company's liquidity.  The Company is in compliance with required affirmative and financial covenants, as amended.

    Management anticipates that the existing resources and working capital should be sufficient to satisfy the Company's foreseeable cash requirements.  Of course, such expectations may prove to be incorrect.  Moreover, it should be noted that a continuation of losses would require the Company to seek alternative or additional financing sources.  There can be no assurance that any additional financing or other sources of capital will be available on acceptable terms or at all.  The inability to obtain additional financing, if needed, would have a material adverse effect on the Company's business, financial condition and results of operations.

Operating Activities

    In the first quarter 2004 cash used in operations was $8.0 million as compared to cash provided by operations of $0.4 million for the same period in 2003.  Although the Company had a net income of approximately $0.2 million for the quarter, adjustments for non-cash charges and net changes in operating assets and liabilities resulted in a negative cash flow from operations.  Non-cash charges included $0.7 million of depreciation and amortization expense.  The net changes in operating assets and liabilities in the first quarter 2004 as compared to the first quarter 2003 included an increase in accounts receivable due to higher net sales and a decrease in current liabilities.

Investing Activities

    The Company increased capital expenditures slightly to $0.2 million in the current quarter in response to the increase in personnel due to the increase in sales volume.

BUTLER INTERNATIONAL, INC.

Financing Activities

    Cash used in financing activities was approximately $8.0 million in the first quarter 2004 as compared to approximately $1.2 million in the first quarter 2003.  The change was primarily due to the borrowings under the Company's revolving credit facility.  The Company's net sales for quarter increased by 17% in 2004 thereby increasing the amount of financing required under the revolving credit facility.

    The Company's revolving credit facility is scheduled to expire in April 2005.  The Company plans to renew or extend this facility prior to its scheduled expiration.  The Company has standby letters of credit in the amount of $2.2 million as collateral against its insurance program.  These letters of credit are renewed annually.  The Company also has a $1.7 million letter of credit associated with its mortgage note.

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

    The Company's international operations are directed from its office in Hyderabad, India.  International operations accounted for approximately 0.3% of the Company's sales for the three months ended March 31, 2004.  In the first three months of 2004, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

    Based on the evaluation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), the Company's Chief Executive Officer and Controller, with the participation of the Company's management team, have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

Change in internal controls.

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

(v.)            at the 2004 Annual Meeting of Stockholders, the parties to the proposed settlement agreement shall (i) vote all of their shares of stock in favor of the Knott Designees to serve in the class whose term expires at the 2009 Annual Meeting of the stockholders of the Company (the "Term"), (ii) not change the size of the Board without the consent of the Knott Designees and (iii) if a vacancy is created on the Board by reason of death, removal or resignation of a Knott Designee, take all actions reasonably within their power to approve and elect a nominee of Old Oak, Knott Partners and Robert W. Frank (collectively the "Knott Partners Group")
                  to fill such vacancy; provided, however, that if the collective beneficial ownership by the members of the Knott Partners Group of shares of the Company's "Common Stock" or any shares into or for which the Common Stock may have been converted or exchanged is reduced to less than one-third (1/3) of the Knott Partners Group's collective beneficial ownership of Common Stock on the date of the Settlement Agreement (or its equivalent in shares into or for which the Common Stock may have been converted or exchanged), then the Knott Partners Group shall thereafter be entitled to designate only one Knott Designee, who may be Mr.
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

(vii.)          the current directors with outstanding loans to the Company shall, subject to certain limitations, repay certain outstanding loans through cash payment or tender to the Company of shares of stock of the Company, provided that the closing price of the
                  Company's common or preferred stock reaches or exceeds $10.00 per share, averages $10.00 per share over a period of thirty consecutive days, and does not fall below such $10.00 per share purchase price prior to repayment;

(viii.)         E. Kopko will waive all rights he or his affiliates may have to receive managing general partner's fees arising out of his affiliation with the Chief Executive Group, L.P. ("Chief Executive") and E. Kopko will cooperate fully in any judicial or non-judicial foreclosure of the Company's interest in Chief Executive Magazine; and

BUTLER INTERNATIONAL, INC.

(ix.)            the Company will pay the legal fees and disbursements of Knott Partners and Old Oak related to the Federal and State Lawsuit, not to exceed $400,000.

Item 2.   Changes in Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)        Exhibit Index is included after signatures.  New exhibits, listed as follows, are attached:

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Vice President - Finance and Controller filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Vice President - Finance and Controller filed herewith as Exhibit 32.2.

(b)       Reports on Form 8-K.

None.

BUTLER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2004	BUTLER INTERNATIONAL, INC.
(Registrant)

By: /s/ Edward M. Kopko
Edward M. Kopko
Chairman of the Board of Directors
and Chief Executive Officer

By: /s/ Craig S. Tireman
Craig S. Tireman
Vice President - Finance
and Controller

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX

Exhibit No.	Description

3.1

Articles of Incorporation of the Registrant, as amended, filed as Exhibit No. 3(a) to the Registrant's Registration Statement on Form S-4, Registration No. 33-10881 (the "S-4"), and hereby incorporated by reference.

3.2	By-laws of the Registrant, as amended, filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, and hereby incorporated by reference.

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

4.2

Specimen Stock Certificate representing the Registrant's Series B 7% Cumulative Convertible Preferred Stock, par value $.001 per share, filed as Exhibit No. 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and hereby incorporated by reference.

10.1*

Incentive Stock Option Plan of the Registrant, as amended, filed as Exhibit No. 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.2*	Stock Option Plan of the Registrant, as amended, filed as Exhibit No. 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.3*

1989 Directors Stock Option Plan of the Registrant, dated November 1, 1988, as amended, filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.4*

Stock Purchase Agreement, dated September 19, 1990, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.5*

Plan Pledge Agreement, dated September 19, 1990, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.6*

Plan Promissory Note, dated January 16, 1991, executed by Edward M. Kopko, and made payable to the order of North American Ventures, Inc. in the amount of $445,000, filed as Exhibit No. 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit No.	Description

10.7*

Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.8*

Promissory Note, dated January 16, 1991, executed by Edward M. Kopko and made payable to the order of North American Ventures, Inc. in the amount of $154,999.40, filed as Exhibit No. 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.9*

Form of Plan Pledge Agreement, dated September 19, 1990, between North American Ventures, Inc. and each of John F. Hegarty, Hugh G. McBreen, and Frederick H. Kopko, Jr. ("Outside Directors"), filed as Exhibit No. 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.10*

Form of Plan Promissory Note, dated September 19, 1990, each executed by an Outside Director and each made payable to the order of North American Ventures, Inc. in the amount of $185,000, filed as Exhibit No. 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.11*

Form of Stock Purchase Agreement, dated November 4, 1988, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.12*

Form of Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.13*

Form of Promissory Note, dated January 16, 1991, executed by each of the Outside Directors and each payable to the order of North American Ventures, Inc., in the amount of $63,000, filed as Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.14*

Form of Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.15*

Form of Promissory Note, dated January 16, 1991, executed by each of John F. Hegarty and Hugh G. McBreen and each made payable to the order of North American Ventures, Inc. in the amount of $54,000, filed as Exhibit No. 10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.16*

Form of Promissory Note, dated January 16, 1991, executed by each of the Outside Directors and each payable to the order of North American Ventures, Inc., in the amount of $225,450, filed as Exhibit No. 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.17*

Form of Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit No.	Description

10.18*

Form of Security Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.19*

1990 Employee Stock Purchase Plan of the Registrant, as amended, filed as Exhibit No. 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.20*

Employment Agreement, dated December 7, 1991, among North American Ventures, Inc., Butler Service Group, Inc. and Edward M. Kopko, filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

10.20(a)*

Second Amended and Restated Employment Agreement, dated December 12, 2002 among Butler International, Inc., Butler Service Group, Inc. and Edward M. Kopko, filed as exhibit 10.20(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and hereby incorporated by reference.

10.21*

Stock Purchase Agreement, dated December 17, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

10.22*

Plan Pledge Agreement, dated December 17, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

10.23*

Plan Promissory Note, dated December 17, 1991, executed by Edward M. Kopko, and made payable to the order of North American Ventures, Inc. in the amount of $84,000, filed as Exhibit No. 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

10.24*

Form of Stock Purchase Agreement, dated December 17, 1991, between North American Ventures, Inc. and each of John F. Hegarty and Hugh G. McBreen, filed as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

10.25*

Form of Plan Pledge Agreement, dated December 17, 1991, between North American Ventures, Inc. and each of John F. Hegarty and Hugh G. McBreen, filed as Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

10.26*

Form of Plan Promissory Note, dated December 17, 1991, executed each of John F. Hegarty and Hugh G. McBreen, and each made payable to the order of North American Ventures, Inc., in the amount of $42,000, filed as Exhibit No. 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

10.27*	1992 Stock Option Plan, filed as Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and hereby incorporated by reference.

10.28*	1992 Incentive Stock Option Plan, filed as Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit No.	Description

10.29*	1992 Stock Bonus Plan, filed as Exhibit No. 10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and hereby incorporated by reference.

10.30*	1992 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and hereby incorporated by reference.

10.31*

Butler Service Group, Inc. Employee Stock Ownership Plan and Trust Agreement, filed as Exhibit No. 19.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, and hereby incorporated by reference.

10.32*

Form of Promissory Note dated May 3, 1995 in the original principal amount of $142,500 executed by Frederick H. Kopko, Jr. and Hugh G. McBreen, and made payable to the order of Butler International, Inc., filed as Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and hereby incorporated by reference.

10.33*

Form Pledge Agreement dated May 3, 1995 between Butler International, Inc. and each of Frederick H. Kopko, Jr. and Hugh G. McBreen, filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and hereby incorporated by reference.

10.34

Second Amended and Restated Credit Agreement dated September 28, 2001, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, and hereby incorporated by reference.

10.35(a)

First Amendment Agreement, dated as of February 27, 2002, between Butler Service Group, Inc. and General Electric Corporation, filed as Exhibit 10.37(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, and hereby incorporated by reference.

10.35(b)

Second Amendment and Waiver, dated November 14, 2002, between Butler Service Group, Inc. and General Electric Corporation, filed as Exhibit 10.36(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and hereby incorporated by reference.

10.35(c)

Third Amendment and Waiver, dated March 27, 2003, between Butler Service Group, Inc. and General Electric Corporation, filed as Exhibit 10.36(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and hereby incorporated by reference.

10.35(d)

Fourth Amendment and Waiver, dated May 14, 2003, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.36(d) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and hereby incorporated by reference.

10.35(e)

Fifth Amendment and Waiver, dated November 14, 2003, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.36(e) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and hereby incorporated by reference.

10.35(f)

Sixth Amendment and Waiver, dated March 30, 2004, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.36(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, and hereby incorporated by reference..

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit No.	Description

10.36*

Form of Promissory Note dated January 28, 1998 in the original amount of $168,278.74 executed by Hugh G. McBreen and made payable to the order of Butler International, Inc., filed as Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and hereby incorporated by reference.

10.37*

Form Pledge Agreement dated January 28, 1998 between Butler International, Inc. and Hugh G. McBreen, filed as Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and hereby incorporated by reference.

10.38*

Form of Promissory Note dated October 13, 1998 in the original amount of $181,000 executed by Frederick H. Kopko, Jr. and made payable to Butler International, Inc. filed as Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and hereby incorporated by reference.

10.39*

Form Pledge Agreement dated October 13, 1998 between Butler International, Inc. and Frederick H. Kopko, Jr., filed as Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, and hereby incorporated by reference.

10.40*

Form of Promissory Note dated March 2, 1999 in the original amount of $890,625 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and hereby incorporated by reference.

10.41*

Form Pledge Agreement dated March 2, 1999 between Butler International, Inc. and Edward M. Kopko, filed as Exhibit 10.51 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and hereby incorporated by reference.

10.42*

Form of Promissory Note dated March 2, 1999 in the original amount of $822,441 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and hereby incorporated by reference.

10.43*

Form of Promissory Note dated September 12, 2000 in the original amount of $367,000 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.

10.44*

Form Pledge Agreement dated September 12, 2000 between Butler International, Inc. and Edward M. Kopko, filed as Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.

10.45*

Form of Promissory Note dated September 12, 2000 in the original amount of $36,700 executed by R. Scott Silver-Hill and made payable to Butler International, Inc. filed as Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.

10.46*

Form Pledge Agreement dated September 12, 2000 between Butler International, Inc. and R. Scott Silver-Hill, filed as Exhibit 10.51 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit No.	Description

10.47

Form of Promissory Note dated January 2, 2002 in the original amount of $362,250 executed by Bridge Financing Partners LLC and made payable to Butler International, Inc. filed as Exhibit 10.53 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference.

10.48

Form Pledge Agreement dated January 2, 2002 between Butler International, Inc. and Bridge Financing Partners LLC filed as Exhibit 10.54 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference.

10.49*

Form of Promissory Note dated March 12, 2002 in the original amount of $219,750 executed by Frederick H. Kopko, Jr. and made payable to Butler International, Inc. filed as Exhibit 10.55 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference.

10.50*

Form Pledge Agreement dated March 12, 2002 between Butler International, Inc. and Frederick H. Kopko, Jr. filed as Exhibit 10.56 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference.

10.51

Form of Promissory Note dated March 12, 2002 in the original amount of $186,180 executed by Hugh G. McBreen and made payable to Butler International, Inc. filed as Exhibit 10.57 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference.

10.52

Form Pledge Agreement dated March 12, 2002 between Butler International, Inc. and Hugh G. McBreen filed as Exhibit 10.58 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference.

10.53

Mortgage and Security Agreement dated September 30, 2002, between Butler of New Jersey Realty Corp. and GMAC Commercial Mortgage Corp., filed as Exhibit 10.58 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and hereby incorporated by reference.

10.53(a)

Promissory Note dated September 30, 2002, between Butler of New Jersey Realty Corp. and GMAC Commercial Mortgage Corp., filed as Exhibit 10.58(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and hereby incorporated by reference.

10.54*

Notification of Default Letter date May 12, 2003 to Board of Directors, Butler International, Inc. regarding Edward M. Kopko's employment agreement, filed as Exhibit 10.55 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, and hereby incorporated by reference.

10.55*

Senior Management Employment Agreement between Butler Technology Solutions and Ivan Estes, filed as Exhibit 10.56 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.

10.56*

Senior Management Employment Agreement between Butler Technical Group and James Beckley, filed as Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Vice President - Finance and Controller filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Vice President - Finance and Controller filed herewith as Exhibit 32.2.

* Denotes compensatory plan, compensation arrangement, or management contract.