Form 10-Q
period 2004-06-30
BUTLER INTERNATIONAL INC /MD/
filed 2004-08-12
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Shares Outstanding August 1, 2004
Common stock, $0.001 par value	11,316,791

	BUTLER INTERNATIONAL, INC.
	Form 10-Q for Period Ended June 30, 2004
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	at June 30, 2004 (unaudited) and December 31, 2003	3

	Condensed Consolidated Statements of Operations
	for the three-month periods ended June 30, 2004 and 2003 (unaudited)	4

	Consolidated Statements of Operations
	for the six-month periods ended June 30, 2004 and 2003 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows
	for the six-month periods ended June 30, 2004 and 2003 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

Exhibit Index		20

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BUTLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of
	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash	$ 412	$ 489
Accounts receivable, net	39,108	31,474
Inventories	94	80
Other current assets	7,919	9,678
Total current assets	47,533	41,721

Property and equipment, net	11,341	11,917
Other assets	11,346	10,929
Goodwill	33,999	33,999

Total assets	$ 104,219	$ 98,566

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 18,501	$ 20,175
Current portion of long-term debt	4,074	4,071
Total current liabilities	22,575	24,246

Revolving credit facility	23,694	16,953
Other long-term debt	36,806	37,345
Other long-term liabilities	2,945	2,945
Commitments and contingencies (see note 6)

Stockholders' equity:
Series B 7% Cumulative Convertible Preferred Stock: par value $0.001 per share, authorized 15,000,000, issued 5,780,312 in 2004 and 5,736,488
in 2003; Liquidation preference $5,780 in 2004 and $5,736 in 2003	6	6
Common stock: par value $0.001 per share, authorized
125,000,000; issued 11,307,264 in 2004 and 2003;
outstanding 11,291,791 in 2004 and 2003	11	11
Additional paid-in capital	98,467	98,423
Receivables from stockholders	(5,785)	(5,906)
Accumulated deficit	(73,759)	(74,770)
Accumulated other comprehensive loss	(652)	(598)
Sub-total	18,288	17,166
Less - Treasury stock 15,473 shares in 2004 and 2003	(89)	(89)
Total stockholders' equity	18,199	17,077

Total liabilities and stockholders' equity	$ 104,219	$ 98,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share data)

	For the Three-Month Period
	Ended June 30,
	2004	2003
	(unaudited)	(unaudited)

Net sales	$ 63,055	$ 51,698
Cost of sales	52,077	42,437
Gross margin	10,978	9,261

Depreciation and amortization	454	730
Selling, general and administrative expenses	8,260	8,653
Restructuring and other charges	-	2,178
Legal settlements and related costs	-	2,908
Goodwill impairment	-	12,331
Operating income/(loss)	2,264	(17,539)

Interest expense	(1,039)	(1,205)
Income/(loss) from continuing operations before income tax	1,225	(18,744)

Income tax expense/(benefit)	290	(6,827)
Income/(loss) from continuing operations	935	(11,917)

Income/(loss) from discontinued operations, net of tax	125	(1,125)

Net income/(loss)	$ 1,060	$ (13,042)

Earnings/(loss) per share of common stock:
Basic:
Continuing operations	$ 0.08	$ (1.18)
Discontinued operations	0.01	(0.11)
	$ 0.09	$ (1.29)
Assuming dilution:
Continuing operations	$ 0.07	$ (1.18)
Discontinued operations	0.01	(0.11)
	$ 0.08	$ (1.29)

Average number of common shares and
common share equivalents outstanding:
Basic	10,218	10,168
Assuming dilution	13,053	10,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share data)

	For the Six-Month Period
	Ended June 30,
	2004	2003
	(unaudited)	(unaudited)

Net sales	$ 120,967	$ 101,197
Cost of sales	100,278	83,183
Gross margin	20,689	18,014

Depreciation and amortization	947	1,575
Selling, general and administrative expenses	16,239	17,690
Restructuring and other charges	-	2,400
Legal settlements and related costs	-	2,908
Goodwill impairment	-	12,331
Operating income/(loss)	3,503	(18,890)

Interest expense	(2,034)	(2,468)
Income/(loss) from continuing operations before income tax	1,469	(21,358)

Income tax expense/(benefit)	382	(7,615)

Income/(loss) from continuing operations	1,087	(13,743)

Income/(loss) from discontinued operations, net of tax	125	(950)

Net income/(loss)	$ 1,212	$ (14,693)

Earnings/(loss) per share of common stock:
Basic:
Continuing operations	$ 0.09	$ (1.37)
Cumulative effect of accounting change	-	-
Discontinued operations	0.01	(0.09)
	$ 0.10	$ (1.46)
Assuming dilution:
Continuing operations	$ 0.08	$ (1.37)
Cumulative effect of accounting change	-	-
Discontinued operations	0.01	(0.09)
	$ 0.09	$ (1.46)

Average number of common shares and
common share equivalents outstanding:
Basic	10,218	10,168
Assuming dilution	13,025	10,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six-Month Period
	Ended June 30,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) from continuing operations	$ 1,087	$ (13,743)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	947	1,575
Provision for bad debt	182	423
Provision for deferred taxes	483	(5,891)
Amortization of deferred financing charges	413	384
Loss/(gain) on sale of equipment	45	(17)
Non-cash restructuring and other charges	-	538
Goodwill impairment loss	-	12,331
Other changes that (used)/provided cash:
Accounts receivable	(7,816)	2,900
Inventories	(14)	18
Other current assets	585	1,834
Other assets	(89)	(133)
Current liabilities	(1,649)	1,346
Other long term liabilities	-	2,268
Net cash (used in)/provided by operating activities	(5,826)	3,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	2	23
Capital expenditures, net	(418)	(336)
Divestiture of business	-	1,235
Net cash (used in)/provided by investing activities	(416)	922

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings/(payments) under credit facility	6,741	(4,146)
Repayment of long term debt	(536)	(35)
Financing fees paid	(50)	(36)
Cash dividends on preferred shares	(157)	(157)
Repayment of director loans	96	-
Net cash provided by/(used in) financing activities	6,094	(4,374)

Effect of exchange rate changes on cash	(54)	(2)
Net cash provided by discontinued operations	125	1,169
Net (decrease)/increase in cash	(77)	1,548
Cash at beginning of period	489	1,106

Cash at end of period	$ 412	$ 2,654

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

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 3.  Intersegment sales are not significant.  The operating results for the Technology Solutions segment included a goodwill impairment charge of approximately $12.3 million for the three- and six-month periods ended June 30, 2003.

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

The Company primarily operates in the United States.  Operations include the results of the India subsidiary.  Net sales from the India operation were approximately $225,000 and $415,000 for the three-month and six-month periods ended June 30, 2004, respectively and approximately $283,000 and $491,000 for the three-month and six-month periods ended June 30, 2003, respectively.  Operating profit from the India subsidiary was approximately $58,000 and $124,000 for the three-month and six-month periods ended June 30, 2004, respectively and approximately $151,000 and $237,000 for the three-month and six-month periods ended June 30, 2003, respectively.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Net sales and operating profits/(losses) by segment were:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2004	2003	2004	2003
Net Sales:
Technical Group	$ 38,122	$ 29,504	$ 74,764	$ 58,095
Telecom Services	18,957	15,672	34,622	29,881
Technology Solutions	5,694	6,241	11,010	12,673
Unallocated amount	282	281	571	548
	$ 63,055	$ 51,698	$ 120,967	$ 101,197

Operating income/(loss):
Technical Group	$ 3,743	$ 2,578	$ 7,389	$ 4,755
Telecom Services	1,564	996	2,064	1,333
Technology Solutions	387	(11,823)	735	(11,332)
Restructuring and other charges	-	(2,178)	-	(2,400)
Legal settlements and related costs	-	(2,908)	-	(2,908)
Unallocated amounts	(3,430)	(4,204)	(6,685)	(8,338)
Consolidated Total	$ 2,264	$ (17,539)	$ 3,503	$ (18,890)

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

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." and as a result, goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company set an annual impairment testing date of June 30.  An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.  There were no changes in the carrying amount of goodwill during the six-month period ended June 30, 2004.

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

During the six-month period ended June 30, 2004, a total of 57,500 stock options were granted to officers of the Company through the 2002 Stock Incentive Plan.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with provisions of SFAS No. 123, "Accounting for Stock Issued to Employees," the Company's net income/(loss) and earnings/(loss) per share would have been changed to the pro forma amounts indicated below:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2004	2003	2004	2003
Net income/(loss):
As reported	$ 1,060	$ (13,042)	$ 1,212	$ (14,693)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(77)	(61)	(139)	(161)
Pro forma	$ 983	$ (13,103)	$ 1,073	$ (14,854)

Earnings/(loss) per share:
Basic:
As reported	$ 0.09	$ (1.29)	$ 0.10	$ (1.46)
Pro forma	$ 0.09	$ (1.30)	$ 0.09	$ (1.48)
Assuming dilution:
As reported	$ 0.08	$ (1.29)	$ 0.08	$ (1.46)
Pro forma	$ 0.08	$ (1.30)	$ 0.08	$ (1.48)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003
Risk-free interest rate	4.36%	3.98%
Expected life	6.1 years	6.1 years
Expected volatility	95.39%	101.53%

Earnings Per Share

The Company presents both basic and diluted earnings/(loss) per common share amounts.  Basic earnings/(loss) per common share is calculated by dividing net income/(loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period.  Diluted earnings/(loss) per share is calculated by dividing net income/(loss) by the sum of the weighted average number of common and common equivalent shares outstanding during the year.  Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Accordingly, 1,622,831 common equivalent shares have been excluded from the calculations of diluted loss per share for the period ended June 30, 2003.  The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants.  Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.  For the three-month and six-month periods ended June 30, 2004, there were options and warrants totaling 1,090,458 and 1,276,452, respectively, where the exercise price was greater than the average market price of the common shares and, therefore, were excluded from the computation of diluted loss per share.  For the three-month and six-month periods ended June 30, 2003, there were options and warrants totaling 1,509,208, where the exercise price was greater than the average market price of the common shares and, therefore, were excluded from the computation of diluted loss per share.

The following table presents the computation of basic and diluted earnings per common share from continuing operations:

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2004	2003	2004	2003
Income/(loss) from continuing operations	$ 935	$ (11,917)	$ 1,087	$ (13,743)
Less: Preferred stock dividends	(100)	(99)	(201)	(198)
Income/(loss) for basic earnings
per share calculation	835	(12,016)	886	(13,941)
Add: Income impact of assumed conversions:
Convertible preferred stock dividends	100	-	201	-
Income/(loss) for diluted earnings
per share calculation	$ 935	$ (12,016)	$ 1,087	$ (13,941)

Weighted-average number of common
shares for earnings per share calculation:
Basic	10,218	10,168	10,218	10,168
Add: Incremental shares from assumed conversion:
Restricted stock	1,073	-	1,073	-
Stock options and warrants	127	-	99	-
Convertible preferred stock	1,635	-	1,635	-
Assuming dilution	13,053	10,168	13,025	10,168

Income/(loss) per share common from
continuing operations:
Basic	$ 0.08	$ (1.18)	$ 0.09	$ (1.37)
Assuming dilution	$ 0.07	$ (1.18)	$ 0.08	$ (1.37)

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

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Net periodic pension expense for the three-month and six-month periods ended June 30, 2004 and 2003 included the following components:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2004	2003	2004	2003
Interest cost	$ 38	$ -	$ 77	$ -
Expected return on assets	(47)	-	(96)	-
Recognized net actuarial loss	10	-	20	-
Net periodic pension expense	$ 1	$ -	$ 1	$ -

The Company does not expect to make any contributions to the Plan in 2004.

6.       CONTINGENCIES:

As disclosed in Note 7 to the Company's 2004 Quarterly Report on Form 10-Q for the period ended March 31, 2004, the Company has reached an agreement in principal with Knott Partners, L.P. and Old Oak Partners, LLC  to settle certain litigation, subject to final documentation, notice to the Company's stockholders and court approval.  Notice to the Company's stockholders was mailed on or about July 23, 2004 and the hearing for court approval is scheduled for August 25, 2004.

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

7.       RESTRUCTURING AND OTHER CHARGES:

In April 2001, the Company announced a Company-wide cost reduction plan.  The Company recorded restructuring and other charges totaling $2,566,000, $4,930,000 and $9,314,000 during 2003, 2002 and 2001, respectively.  These charges were for costs incurred to eliminate excess capacity, reduce both staff and service delivery personnel in all of the Company's business units, the closing of certain unprofitable locations, the termination of unprofitable contracts and the elimination of unnecessary equipment.  As a result of the restructuring, a total of 582 employees have been terminated since 2001.  Additionally in 2003, the Company finalized certain previously recorded restructuring accruals resulting in a credit to income of $124,000 primarily due to favorable settlements of facility lease commitments.  All actions related to the Company's restructuring are complete.  The Company does not expect to incur additional restructuring charges in 2004 except for adjustments, if necessary, to existing accruals.

The following presents a reconciliation of the original restructuring components of the 2003, 2002 and 2001 charges to the balance remaining at June 30, 2004, which is included in accounts payable and accrued liabilities ($389,000) and in other long-term liabilities ($438,000):

	Balance at				Balance at
	December 31,	Additional			June 30,
	2003	Charges	Adjustments	Payments	2004
Severance and other
employee costs	$ 172	$ -	$ -	$ (31)	$ 141
Facility closing costs	1,076	-	-	(390)	686
Total restructuring	$ 1,248	$ -	$ -	$ (421)	$ 827

 BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

8.       DISCONTINUED OPERATIONS:

On May 30, 2003, the Company sold its UK Operations.  The total gross proceeds of the sale were $2.3 million (excluding any contingent payments based on the sold business' future earnings).  The Company transferred approximately $1.1 million of cash as part of the UK Operations, resulting in a net cash inflow in 2003 related to the UK Operations divestiture of $1.2 million.  The loss on disposal recorded in 2003 was approximately $1.4 million, net of tax, and was recorded in (loss)/income from discontinued operations.

The sale agreement includes a provision that entitles the Company to an additional cash payment of $125,000 per year for the two-year period ending May 31, 2005 if the sold business achieves certain minimum performance targets.  These contingent payments will be recognized as income from discontinued operations upon receipt and separately disclosed.  In 2004, the Company received $125,000 additional proceeds from its sale of the UK Operations.

Summarized selected financial information for he discontinued operations is as follows:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2004	2003	2004	2003
Revenue	$ -	$ 4,233	$ -	$ 10,234

Income from operations, net of tax	$ 125	$ 257	$ 125	$ 432
Loss on disposal, net of tax	-	(1,382)	-	(1,382)
(Loss)/income from
discontinued operations	$ 125	$ (1,125)	$ 125	$ (950)

9.       COMPREHENSIVE INCOME/(LOSS):

The following table sets forth the components of comprehensive income/(loss), net of tax:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2004	2003	2004	2003
Net income/(loss)	$ 1,060	$ (13,042)	$ 1,212	$ (14,693)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(56)	(86)	(54)	(26)
Reclassification of foreign currency
translation losses realized upon sale
of UK based operations	-	(389)	-	(389)
Other comprehensive income/(loss)	(56)	(475)	(54)	(415)
Comprehensive loss	$ 1,004	$ (13,517)	$ 1,158	$ (15,108)

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

RESULTS OF OPERATIONS

    The Company recorded a net income of $1.1 million or $0.08 per diluted share for the quarter ended June 30, 2004 as compared to a net loss of $13.0 million, or $1.29 per diluted share for the quarter ended June 30, 2003. Net income from continuing operations was $935,000 or $0.07 per diluted share for the current year quarter compared to a loss of $11.9 million or $1.18 per diluted share in the second quarter of 2003.  A 19% increase in gross margin dollars combined with a 29% reduction in overhead expenses and a 14% decrease in interest costs were the driving forces for the turnaround in profitability.

    Revenues for the current year quarter were $63.1 million, a 22% increase over the $51.7 million reported in the prior year quarter.  Gross margin for the current quarter increased by $1.7 million or 19% from prior year quarter primarily due to increased volume offset slightly by lower margin percentages caused principally by business mix.  On a year-on-year basis, gross margin as a percentage of sales declined slightly to 17.4% in the current quarter from 17.9% in the prior year quarter.

 BUTLER INTERNATIONAL, INC.

    The decreased overhead expense resulted from the Company's successful restructuring initiatives completed in late 2003.  Depreciation expense decreased by $0.3 million or 38% and selling, general and administrative ("SG&A") expenses were cut by $0.4 million or 5%.  The decrease in SG&A expenses in the second quarter 2004 compared with the second quarter 2003 principally reflects the impact of lower insurance costs ($0.2 million) and lower legal fees ($0.4 million) offset by increase in salaries ($0.3 million) reflecting the first raises in two years.  Operating expenses in the 2003 quarter included nonrecurring charges for restructuring ($2.2 million), legal settlements and related costs ($2.9 million) and goodwill impairment ($12.3 million).

    Interest expense for the current year quarter was down by 14% from the prior year.  This favorable variance was caused by a reduction in rates on one of the Company's term loans, which was renegotiated in the fourth quarter of 2003.  The benefit of the interest rate reduction combined with reduced borrowings resulted in lower interest costs for the quarter.

    Sales and operating profits from the Company's largest and fastest growing operation, Butler Technical Group, exceeded the prior year quarter.  In the quarter ended June 30, 2004, the Technical Group reported sales of $38.1 million, an increase of $8.6 million or 29% from the prior year quarter and operating profits of $3.7 million, an increase of $1.2 million or 45% from the prior year quarter.  A large portion of the quarter on quarter increase came from work performed in the aerospace and defense sectors.  The Telecommunication Services operation's sales and operating profits for the current year quarter also exceeded prior year quarter's by $3.3 million or 21% and $568,000 or 57%, respectively.  The increased profitability was principally due to increased volume and reduced overhead partially offset by reduced billing rates.  As a result of fewer billable employees, revenues for Technology Solutions declined to $5.7 million for the second quarter 2004 from $6.2 million for the second quarter 2003.  Technology Solutions reported an operating profit for second quarter 2004 of $387,000 compared to an operating loss of $11.8 million for the same period in 2003.  Technology Solutions' operating results for the second quarter 2003 included a goodwill impairment charge of approximately $12.3 million.  Excluding the 2003 goodwill impairment charge, operating results for Technology Solution for the second quarter 2004 as compared to second quarter 2003 declined by $121, 000 or 24% to $387,000.  Decreased volume together with a reduction in gross margin percentage partially offset by lower overhead expenses resulted in reduced operating profit for Technology Solutions.

    On May 30, 2003, the Company sold its UK Operations.  The total gross proceeds of the sale were $2.3 million (excluding any contingent payments based on the sold business' future earnings).  The Company transferred approximately $1.1 million of cash as part of the UK Operations, resulting in a net cash inflow in 2003 related to the UK Operations divestiture of $1.2 million.  The loss on disposal recorded in second quarter 2003 was approximately $1.4 million, net of tax, and was included in (loss)/income from discontinued operations.  The sale agreement includes a provision that entitles the Company to an additional cash payment of $125,000 per year for the two-year period ending May 31, 2005 if the sold business achieves certain minimum performance targets.  These contingent payments will be recognized as income from discontinued operations upon receipt and separately disclosed.  In the second quarter of 2004, the Company received $125, 000 additional proceeds from its sale of the UK Operations.

    On a year-to-date basis, net income was $1.2 million or $0.09 per diluted share.  The net income from continuing operations was $1.1 million or $0.08 per diluted share thus far in 2004, compared with a loss of $13.7 million or $1.37 per diluted share in the prior year.  The 2003 results included pre-tax restructuring costs of $2.4 million, goodwill impairment charges of $12.3 million and expenses related to legal settlements and their related costs, which totaled $2.9 million.  The income from discontinued operations was $125,000 in 2004, compared with a loss of $950,000 in 2003.

    The year-on-year improvement in operating results reflects 15% increase in gross margin combined with 7% reduction in SG&A and depreciation expenses and 18% decrease in interest costs.  Year-to-date revenues were $121.0 million up from $101.2 million in 2003.  Gross margin for the first six months of 2004 increased by $2.7 million from the same period in prior year primarily due to increased volume offset slightly by lower margin percentages caused principally by business mix.  On a year-on-year basis, gross margin percentages declined slightly to 17.1% in the current year from 17.8% in the prior year.  At June 30, 2004, the Company had approximately 2,962 billable employees as compared to 2,620 at June 30, 2003.

 BUTLER INTERNATIONAL, INC.

    As a result of cost reduction programs in 2001-2003 to eliminate excess capacity and unnecessary equipment, reduce support and administrative staff and close unprofitable locations, the Company has significantly reduced its operating costs.  Depreciation expense decreased by $0.6 million or 40% year-to-date and SG&A expenses were cut by $1.5 million or 8% year-to-date. The decrease in SG&A expenses in the first half 2004 compared with the first half 2003 principally reflects the impact of lower insurance costs ($0.4 million), lower legal fees ($0.5 million) and a decline in discretionary spending for equipment and office expense ($0.3 million) and travel ($0.2 million) offset by increase in salaries ($0.2 million) reflecting the first raises in two years.

    Interest expense for the current year was down by 18% from the prior year.  This favorable variance was caused by a reduction in rates on one of the Company's term loans, which was negotiated in the fourth quarter of 2003.  The benefit of the interest rate reduction combined with reduced borrowings resulted in lower interest costs in the first half of 2004.

    As discussed above, the Company sold its UK Operations on May 30, 2003 and recorded a loss on disposal of approximately $1.4 million, net of tax, for the six-month period ended June 30, 2003.  In 2004, the Company received additional $125,000 performance-based contingent payment from its sale of the UK Operations.

    Butler Technical Group sales and operating profits for the first six months of 2004 exceeded the prior year period by 29% and 55%, respectively.  The Telecommunications Services operation also exceeded last year's sales and profit results by 16% and 55%, respectively for the six-month period.  Sales and operating profits (excluding goodwill impairment charge of $12.3 million in 2003) for Technology Solutions were 13% and 26% below the prior year period as a result of continued softness in the IT staffing services market.  At June 30, 2004, billable headcount for Technical Group, Telecommunications Services and Technology Solutions was 1,752, 1,013 and 183, respectively, compare to billable headcount at June 30, 2003 of 1,563, 842, and 215, respectively.

Outlook

    It is management's expectation that the Company will continue to be profitable in 2004.  The Company's growth prospects are influenced by broad economic trends.  The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the demand for services.  Recent industry statistics generally support management's observations of a stronger business environment including an improvement in the rate of economic activity, capital spending and job creation in the United States in 2004.  Management believes that the Company is pursuing a more focused business strategy, and should be able to capitalize on the improving marketplace.

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

    Should the United States economy decline during the second half of 2004, the Company's operating performance could be adversely impacted.  Further declines in the economy could result in the need for future cost reductions, change in strategy and capital infusion.  Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce Butler's future earnings.  Butler may not be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing.

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

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2004, the Company had cash of approximately $0.4 million and working capital of approximately $25.0 million.  Accounts receivable as measured in days sales outstanding ("DSO") at June 30, 2004 was 62.3 DSO. At June 30, 2004, the Company had approximately $27.6 million of borrowings committed (outstanding balance plus letters of credit) under its revolving credit facility with General Electric Capital Corporation ("GECC"), leaving approximately $3.1 million of availability.  The Company also has two term loans with GECC.  The June 30, 2004 balance outstanding under GECC Term Loan A was $16 million and under Term Loan B was $18 million.  The Company also has a ten-year mortgage for its corporate office facility with a balance of $6.9 million at June 30, 2004.

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

    The Company's revolving credit facility is scheduled to expire in July 2005.  The Company plans to renew or extend this facility prior to its scheduled expiration.  The Company has standby letters of credit in the amount of $2.2 million as collateral against its insurance program.  These letters of credit are renewed annually.  The Company also has a $1.7 million letter of credit associated with its mortgage note.

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

Operating Activities

    In the first six months of 2004 cash used in operations was $5.8 million as compared to cash provided by operations of $3.8 million for the same period in 2003.  Although the Company had a net income of approximately $1.1 million for the first six months of 2004, adjustments for non-cash charges and net changes in operating assets and liabilities resulted in a negative cash flow from operations.  Non-cash charges included $1.4 million of depreciation and amortization expense and $0.5 million from decrease in provision for deferred income taxes primarily due to use of net loss carryforwards.  The net changes in operating assets and liabilities in the first six months of 2004 as compared to the first six months of 2003 included an increase in accounts receivable due to higher net sales and a decrease in current liabilities.

 BUTLER INTERNATIONAL, INC.

Investing Activities

    The Company increased capital expenditures slightly to $0.4 million in the first six month of 2004 in response to the increase in personnel due to the increase in sales volume.

Financing Activities

    Cash provided by financing activities was approximately $6.1 million in the first six months of 2004 as compared to cash used in financing activities of approximately $4.4 million in the first six months of 2003.  The change was primarily due to the borrowings under the Company's revolving credit facility.  The Company's net sales for the first six months in 2004 increased by 19.5% in 2004 thereby increasing the amount of financing required under the revolving credit facility.

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

    The Company's international operations are directed from its office in Hyderabad, India.  International operations accounted for less than 1% of the Company's sales for the three-month and six-month periods ended June 30, 2004.  In the first six months of 2004, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

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

 BUTLER INTERNATIONAL, INC.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

    As disclosed in Note 7 and Part II, Item 1 to the Company's 2004 Quarterly Report on Form 10-Q for the period ended March 31, 2004, the Company has reached an agreement in principal with Knott Partners, L.P. and Old Oak Partners, LLC  to settle certain litigation, subject to final documentation, notice to the Company's stockholders and court approval.  Notice to the Company's stockholders was mailed on or about July 23, 2004 and the hearing for court approval is schedule for August 25, 2004.

Item 2.   Changes in Securities

    None

Item 3.   Defaults Upon Senior Securities

    None

Item 4.   Submission of Matters to a Vote of Security Holders

    None

Item 5.   Other Information

    Due to the pending settlement of shareholder litigation (see Item 1 above) and its anticipated impact of the Board of Directors, the Annual Meeting of Stockholders has been postponed until after the court approval of the settlement agreement.  The hearing for court approval is schedule for August 25, 2004.

    Robert F. Hussey, a director on the Company's Board of Directors, resigned effective July 20, 2004 for personal reasons.  Ronald Uyematsu has been appointed by the Board of Directors to replace Mr. Hussey.  Mr. Uyematsu will stand for election to the Board of Directors at the 2004 Annual Meeting of Stockholders.

Item 6.   Exhibits and Reports on Form 8-K

    (a)        Exhibit Index is included after signatures.  New exhibits, listed as follows, are attached:

Exhibit No.	Description

3.2	Amended and Restated By-laws of the Registrant, as amended, filed herewith as Exhibit 3.2.

10.35(g)	Seventh Amendment and Waiver, dated July 1, 2004, between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.35(g).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Vice President - Finance and Controller filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Vice President - Finance and Controller filed herewith as Exhibit 32.2.

    (b)       Reports on Form 8-K.

    On July 29, 2004, the Company filed a current report on Form 8-K to provide a copy of a news release announcing the Company's financial results for the second quarter ended June 30, 2004.

 BUTLER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2004	BUTLER INTERNATIONAL, INC.
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

3.2	Amended and Restated By-laws of the Registrant, as amended, filed herewith as Exhibit 3.2.

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

10.35(f)

Sixth Amendment and Waiver, dated March 30, 2004, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.36(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, and hereby incorporated by reference.

10.35(g)	Seventh Amendment and Waiver, dated July 1, 2004, between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.35(g).

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit No.	Description

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