Form 10-Q
period 2004-09-30
BUTLER INTERNATIONAL INC /MD/
filed 2004-11-15
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Shares Outstanding November 1, 2004
Common stock, $0.001 par value	11,416,791

	BUTLER INTERNATIONAL, INC.
	Form 10-Q for Period Ended September 30, 2004
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	at September 30, 2004 (unaudited) and December 31, 2003	3

	Condensed Consolidated Statements of Operations
	for the three-month periods ended September 30, 2004 and 2003 (unaudited)	4

	Consolidated Statements of Operations
	for the nine-month periods ended September 30, 2004 and 2003 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows
	for the nine-month periods ended September 30, 2004 and 2003 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

Exhibit Index		21

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of
	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash	$ 1,192	$ 489
Accounts receivable, net	43,342	31,474
Inventories	86	80
Other current assets	8,662	9,678
Total current assets	53,282	41,721

Property and equipment, net	11,540	11,917
Other assets	10,193	10,929
Goodwill	33,999	33,999

Total assets	$ 109,014	$ 98,566

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 19,692	$ 20,175
Current portion of long-term debt	4,076	4,071
Total current liabilities	23,768	24,246

Revolving credit facility	27,049	16,953
Other long-term debt	35,786	37,345
Other long-term liabilities	2,903	2,945
Commitments and contingencies (see note 6)

Stockholders' equity:
Series B 7% Cumulative Convertible Preferred Stock: par value $0.001 per share, authorized 15,000,000, issued 5,780,312 in 2004 and 5,736,488
in 2003; Liquidation preference $5,780 in 2004 and $5,736 in 2003	6	6
Common stock: par value $0.001 per share, authorized
125,000,000; issued 11,332,264 in 2004 and 11,307,264 in 2003;
outstanding 11,316,791 in 2004 and 11,291,791 in 2003	11	11
Additional paid-in capital	98,527	98,423
Receivables from stockholders	(5,785)	(5,906)
Accumulated deficit	(72,561)	(74,770)
Accumulated other comprehensive loss	(601)	(598)
Sub-total	19,597	17,166
Less - Treasury stock 15,473 shares in 2004 and 2003	(89)	(89)
Total stockholders' equity	19,508	17,077

Total liabilities and stockholders' equity	$ 109,014	$ 98,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share data)

	For the Three-Month Period
	Ended September 30,
	2004	2003
	(unaudited)	(unaudited)

Net sales	$ 65,106	$ 53,695
Cost of sales	53,894	44,369
Gross margin	11,212	9,326

Depreciation and amortization	493	543
Selling, general and administrative expenses	7,985	7,902
Restructuring and other charges	-	8
Operating income	2,734	873

Interest expense	(1,125)	(1,207)
Income/(loss) from continuing operations before income tax	1,609	(334)

Income tax expense/(benefit)	310	(764)

Income from continuing operations	1,299	430

Income from discontinued operations, net of tax	-	189

Net income	$ 1,299	$ 619

Earnings per share of common stock:
Basic:
Continuing operations	$ 0.12	$ 0.03
Discontinued operations	-	0.02
	$ 0.12	$ 0.05
Assuming dilution:
Continuing operations	$ 0.10	$ 0.03
Discontinued operations	-	0.02
	$ 0.10	$ 0.05

Average number of common shares and
common share equivalents outstanding:
Basic	10,243	10,168
Assuming dilution	13,049	10,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share data)

	For the Nine-Month Period
	Ended September 30,
	2004	2003
	(unaudited)	(unaudited)

Net sales	$ 186,073	$ 154,892
Cost of sales	154,172	127,552
Gross margin	31,901	27,340

Depreciation and amortization	1,440	2,118
Selling, general and administrative expenses	24,224	25,592
Restructuring and other charges	-	2,408
Legal settlements and related costs	-	2,908
Goodwill impairment	-	12,331
Operating income/(loss)	6,237	(18,017)

Interest expense	(3,159)	(3,675)
Income/(loss) from continuing operations before income tax	3,078	(21,692)

Income tax expense/(benefit)	692	(8,379)

Income/(loss) from continuing operations	2,386	(13,313)

Income/(loss) from discontinued operations, net of tax	125	(761)

Net income/(loss)	$ 2,511	$ (14,074)

Earnings/(loss) per share of common stock:
Basic:
Continuing operations	$ 0.20	$ (1.34)
Discontinued operations	0.01	(0.07)
	$ 0.21	$ (1.41)
Assuming dilution:
Continuing operations	$ 0.18	$ (1.34)
Discontinued operations	0.01	(0.07)
	$ 0.19	$ (1.41)

Average number of common shares and
common share equivalents outstanding:
Basic	10,227	10,168
Assuming dilution	13,033	10,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine-Month Period
	Ended September 30,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$ 2,511	$ (14,074)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Income from discontinued operations, net of tax	(125)	(621)
Loss on disposal of discontinued operations, net of tax	-	1,382
Depreciation and amortization	1,440	2,118
Provision for doubtful accounts and notes	272	505
Provision for deferred taxes	845	(8,323)
Amortization of deferred financing charges	641	580
Loss/(gain) on sale of equipment	42	(20)
Non-cash restructuring and other charges	-	538
Goodwill impairment loss	-	12,331
Other changes that (used)/provided cash:
Accounts receivable	(12,140)	1,391
Inventories	(6)	24
Other current assets	154	606
Other assets	(112)	(174)
Current liabilities	(225)	2,865
Other long term liabilities	(42)	2,284
Net cash (used in)/provided by operating activities	(6,745)	1,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	4	27
Capital expenditures	(1,109)	(447)
Divestiture of business	-	1,235
Net cash (used in)/provided by investing activities	(1,105)	815

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings/(payments) under credit facility	10,096	(3,143)
Repayment of long term debt	(1,554)	(51)
Financing fees paid	(50)	(36)
Cash dividends on preferred shares	(157)	(157)
Repayment of director loans	96	-
Net cash provided by/(used in) financing activities	8,431	(3,387)

Effect of exchange rate changes on cash	(3)	(1)
Net cash provided by discontinued operations	125	1,141
Net increase/(decrease) in cash	703	(20)
Cash at beginning of period	489	1,106

Cash at end of period	$ 1,192	$ 1,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.       BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Butler International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals, as well as accounting changes considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements.

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

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 3.  Intersegment sales are not significant.  The operating results for the Technology Solutions segment included a goodwill impairment charge of approximately $12.3 million for the nine-month periods ended September 30, 2003.

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

The Company's top ten customers represent approximately 69% of the net sales for the nine-month period ended September 30, 2004.  The Company does not believe it has a material reliance on any one customer as only two of its customers accounted for 10% or more of net sales.  Northrop Grumman and Los Alamos National Labs (University of California) accounted for approximately 11% and 10%, respectively, of the Company's net sales for the nine-month period ended September 30, 2004.

The Company primarily operates in the United States.  Operations include the results of the India subsidiary.  Net sales from the India operation were approximately $207,000 and $641,000 for the three-month and nine-month periods ended September 30, 2004, respectively and approximately $271,000 and $732,000 for the three-month and six-month periods ended September 30, 2003, respectively.  Operating profit from the India subsidiary was approximately $20,000 and $163,000 for the three-month and nine-month periods ended September 30, 2004, respectively and approximately $156,000 and $393,000 for the three-month and nine-month periods ended September 30, 2003, respectively.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Net sales and operating profits/(losses) by segment were:

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2004	2003	2004	2003
Net Sales:
Technical Group	$ 41,042	$ 31,398	$ 115,806	$ 89,493
Telecom Services	18,269	15,812	52,891	45,693
Technology Solutions	5,501	6,221	16,511	18,894
Unallocated amount	294	264	865	812
	$ 65,106	$ 53,695	$ 186,073	$ 154,892

Operating Income/(Loss):
Technical Group	$ 3,699	$ 2,940	$ 11,088	$ 7,695
Telecom Services	1,630	798	3,694	2,131
Technology Solutions	529	709	1,264	(10,623)
Restructuring and other charges	-	(8)	-	(2,408)
Legal settlements and related costs	-	-	-	(2,908)
Unallocated amounts	(3,124)	(3,566)	(9,809)	(11,904)
Consolidated Total	$ 2,734	$ 873	$ 6,237	$ (18,017)

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

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." and as a result, goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company set an annual impairment testing date of June 30.  An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.  There were no changes in the carrying amount of goodwill during the nine-month period ended September 30, 2004.

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

During the nine-month period ended September 30, 2004, the Company issued through its 2002 Stock Incentive Plan a total of 57,500 stock options to officers of the Company and a total of 126,000 stock options to the Company's non-employee directors.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with provisions of SFAS No. 123, "Accounting for Stock Issued to Employees," the Company's net income/(loss) and earnings/(loss) per share would have been changed to the pro forma amounts indicated below:

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2004	2003	2004	2003
Net income/(loss):
As reported	$ 1,299	$ 619	$ 2,511	$ (14,074)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(74)	(49)	(212)	(217)
Pro forma	$ 1,225	$ 570	$ 2,299	$ (14,291)

Earnings/(loss) per share of common stock:
Basic:
As reported	$ 0.12	$ 0.05	$ 0.22	$ (1.41)
Pro forma	$ 0.11	$ 0.05	$ 0.20	$ (1.43)

Assuming dilution:
As reported	$ 0.10	$ 0.05	$ 0.18	$ (1.41)
Pro forma	$ 0.09	$ 0.06	$ 0.18	$ (1.43)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003
Risk-free interest rate	4.20%	3.98%
Expected life	6.1 years	6.9 years
Expected volatility	61.31%	101.53%

Earnings Per Share

The Company presents both basic and diluted earnings/(loss) per common share amounts.  Basic earnings/(loss) per common share is calculated by dividing net income/(loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period.  Diluted earnings/(loss) per share is calculated by dividing net income/(loss) by the sum of the weighted average number of common and common equivalent shares outstanding during the year.  Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Accordingly, 1,622,832 common equivalent shares have been excluded from the calculations of diluted loss per share for the period ended September 30, 2003.  The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants.  Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.  For the three-month and nine-month periods ended September 30, 2004, there were options and warrants totaling 1,307,680 and 1,255,943, respectively, where the exercise price was greater than the average market price of the common shares and, therefore, were excluded from the computation of diluted loss per share.  For the three-month and nine-month periods ended September 30, 2003, there were options and warrants totaling 1,509,208, where the exercise price was greater than the average market price of the common shares and, therefore, were excluded from the computation of diluted loss per share.

The following table presents the computation of basic and diluted earnings per common share from continuing operations:

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2004	2003	2004	2003
Income/(loss) from continuing operations	$ 1,299	$ 430	$ 2,386	$ (13,313)
Less: Preferred stock dividends	(101)	(99)	(302)	(297)
Income/(loss) for basic earnings
per share calculation	1,198	331	2,084	(13,610)
Add: Income impact of assumed conversions:
Convertible preferred stock dividends	101	-	302	-
Income/(loss) for diluted earnings
per share calculation	$ 1,299	$ 331	$ 2,386	$ (13,610)

Weighted-average number of common
shares for earnings per share calculation:
Basic	10,243	10,168	10,227	10,168
Add: Incremental shares from assumed conversion:
Restricted stock	1,073		1,073
Stock options and warrants	85	14	94	-
Convertible preferred stock	1,648	-	1,639	-
Assuming dilution	13,049	10,182	13,033	10,168

Income/(loss) per share common from
continuing operations:
Basic	$ 0.12	$ 0.03	$ 0.20	$ (1.34)
Assuming dilution	$ 0.10	$ 0.03	$ 0.18	$ (1.34)

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

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Net periodic pension expense for the three-month and nine-month periods ended September 30, 2004 and 2003 included the following components:

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2004	2003	2004	2003
Interest cost	$ 38	$ -	$ 115	$ -
Expected return on assets	(47)	-	(143)	-
Recognized net actuarial loss	10	-	30	-
Net periodic pension expense	$ 1	$ -	$ 2	$ -

The Company does not expect to make any contributions to the Plan in 2004.

6.       CONTINGENCIES:

On August 25, 2004, the Supreme Court of New Jersey approved the settlement and release agreement (the Settlement Agreement") entered into in the case known as Old Oak Partners, LLC et al. vs. Butler International, Inc., et al.  For a further description of the terms of the settlement agreement reference is made to Note 7 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004.  The settlement agreement is included in this report as Exhibit 10.57.

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

7.       RESTRUCTURING AND OTHER CHARGES:

In April 2001, the Company announced a Company-wide cost reduction plan.  The Company recorded restructuring and other charges totaling $2,442,000, $4,930,000 and $9,314,000 during 2003, 2002 and 2001, respectively.  These charges were for costs incurred to eliminate excess capacity, reduce both staff and service delivery personnel in all of the Company's business units, the closing of certain unprofitable locations, the termination of unprofitable contracts and the elimination of unnecessary equipment.  As a result of the restructuring, a total of 582 employees have been terminated since 2001.  The Company does not expect to incur additional restructuring charges in 2004 except for nonmaterial adjustments, if necessary, to existing accruals.

The following presents a roll forward of the restructuring liability for the nine-month period ended September 30, 2004, which is included in accounts payable and accrued liabilities ($242,000) and in other long-term liabilities ($438,000):

	Balance at				Balance at
	December 31,	Additional			September 30,
	2003	Charges	Adjustments	Payments	2004
Severance and other
employee costs	$ 172	$ -	$ -	$ (31)	$ 141
Facility closing costs	1,076	-	-	(537)	539
Total restructuring	$ 1,248	$ -	$ -	$ (568)	$ 680

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

Summarized selected financial information for he discontinued operations is as follows:

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2004	2003	2004	2003
Revenue	$ -	$ -	$ -	$ 10,234

Income from operations, net of tax	$ -	$ 189	$ 125	$ 621
Loss on disposal, net of tax	-	-	-	(1,382)
(Loss)/income from
discontinued operations	$ -	$ 189	$ 125	$ (761)

9.       COMPREHENSIVE INCOME/(LOSS):

The following table sets forth the components of comprehensive income/(loss), net of tax:

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2004	2003	2004	2003
Net income/(loss)	$ 1,299	$ 619	$ 2,511	$ (14,074)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	51	(27)	(3)	(1)
Reclassification of foreign currency
translation losses realized upon sale
of UK based operations	-	-	-	389
Other comprehensive income/(loss)	51	(27)	(3)	388
Comprehensive loss	$ 1,350	$ 592	$ 2,508	$ (13,686)

BUTLER INTERNATIONAL, INC.

Item 2.   Management's Discussions and Analysis of Financial Condition and Results of Operation

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

    In the financial review that follows, the Company's results of operations, financial condition and certain other information are discussed.  Certain statements in this report may constitute "forward-looking" statements within the meaning of the Private Litigation Reform Act of 1995. Words such as "expects," "intends," "plans," "projects," "believes," "estimates," and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The actual results and future trends may differ materially depending on a variety of factors, including, without limitation: (i) unemployment and general economic conditions associated with the provision of engineering services and solutions and placement of temporary staffing personnel, particularly in the information technology division; (ii) possible additional gross margin pressure; (iii) continued slowing in accounts receivable collections; (iv) possible loss of key employees and executive officers; (v) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (vi) possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the Company's ability to remain competitive in the markets which it serves; (x) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xi) the risk of claims being made against the Company associated with providing temporary staffing services; (xii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiii) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations including legal requirements associated with the definition of independent contractors; (xiv) predictions as to the future need for the Company's services; (xv) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvi) the costs of conducting and the outcome of litigation involving the Company, (xvii) competition, (xiii) the spending of the Company's key customers returning to more normal levels; (xix) the likelihood of the Company increasing its share of the market in which it competes (xx) possible adverse effects from international operations including political, economic and operating risks and (xxi) other economic, competitive and governmental factors affecting the Company's operations, markets and services.  Additional information regarding these factors is contained in the Company's SEC filings, including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

    This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and footnotes thereto and the audited consolidated financial statement and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

    The Company recorded a net income of $1.3 million or $0.10 per diluted share for the quarter ended September 30, 2004 as compared to net income of $0.6 million, or $0.05 per diluted share for the quarter ended September 30, 2003. Net income from continuing operations was $1.3 million or $0.10 per diluted share for the current year quarter compared to $0.4 million or $0.03 per diluted share in the third quarter of 2003.  A 20% increase in gross margin dollars combined with a 9% decrease in depreciation and a 7% decrease in interest costs were the driving forces for the increase in profitability.

    Revenues for the current year quarter were $65.1 million, a 21% increase over the $53.7 million reported in the prior year quarter.  Gross margin for the current quarter increased by $1.9 million or 20% from prior year quarter primarily due to increased volume offset slightly by lower margin percentages caused principally by business mix.  On a year-on-year basis, gross margin as a percentage of sales declined slightly to 17.2% in the current quarter from 17.4% in the prior year quarter.  This slight decrease is due to a shift in the mix of business due to an increase in net sales for Butler Technical Group.  This segment's net sales represent approximately 63% of the Company's total sales in the current year quarter as compared to approximately 58% in the prior year quarter.  The Technical Group's gross margin as a percentage of sales is slightly lower than the percentages for the other segments; however, its return on sales is higher than the returns for the other segments.

BUTLER INTERNATIONAL, INC.

    Selling, general and administrative ("SG&A") expenses for the current quarter increased by $0.1 million or 1% from the prior year quarter mainly due to increase in compensation costs ($0.4 million), recruiting and marketing expenses ($0.1 million) partially offset by an increase in rental income from subleased space at the corporate office facility.

    Interest expense for the current year quarter was down by 7% from the prior year quarter.  This favorable variance was caused by a reduction in rates on one of the Company's term loans, which was renegotiated in the fourth quarter of 2003.  The benefit of the interest rate reduction were lessened somewhat by increased borrowings caused by higher sales-driven receivables.

    Sales and operating profits from the Company's largest and fastest growing operation, Butler Technical Group, exceeded the prior year quarter.  In the quarter ended September 30, 2004, the Technical Group reported sales of $41.0 million, an increase of $9.6 million or 31% from the prior year quarter and operating profits of $3.7 million, an increase of $0.8 million or 26% from the prior year quarter.  A large portion of the quarter on quarter increase came from work performed in the aerospace and defense sectors.

    The Telecommunication Services operation's sales and operating profits for the current year quarter also exceeded prior year quarter by $2.5 million or 16% and $0.8 million or 105%, respectively.  The increased profitability was principally due to increased volume and reduced overhead partially offset by reduced billing rates.

    As a result of fewer billable employees, revenues for Technology Solutions declined to $5.5 million for the third quarter 2004 from $6.2 million for the third quarter 2003.  Technology Solutions reported an operating profit for third quarter 2004 of $0.5 million compared to $0.7 million for the same period in 2003.  Decreased volume together with a reduction in gross margin percentage partially offset by lower overhead expenses resulted in reduced operating profit for Technology Solutions.

    On a year-to-date basis, net income was $2.5 million or $0.19 per diluted share compared to a net loss of $14.1 million or $1.41 per diluted share for the same period in 2003.  The net income from continuing operations was $2.4 million or $0.18 per diluted share thus far in 2004, compared with a loss of $13.3 million or $1.34 per diluted share in the prior year.  The 2003 results included pre-tax restructuring costs of $2.4 million, goodwill impairment charges of $12.3 million and expenses related to legal settlements and their related costs, which totaled $2.9 million.  The income from discontinued operations was $125,000 in 2004, compared with a loss of $761,000 in 2003.

    The year-on-year improvement in operating results reflects a 17% increase in gross margin combined with a 7% reduction in SG&A and depreciation expenses and a 14% decrease in interest costs.  Year-to-date revenues were $186.1 million up from $154.9 million in 2003.  Gross margin for the first nine months of 2004 increased by $4.6 million from the same period in prior year primarily due to increased volume offset slightly by lower margin percentages caused principally by business mix.  On a year-on-year basis, gross margin percentages declined slightly to 17.1% in the current year from 17.7% in the prior year.  This slight decrease is due to a shift in the mix of business due to an increase in net sales for Butler Technical Group.  This segment's net sales represent approximately 62% of the Company's total sales in the current year period as compared to approximately 58% in the prior year period.  The Technical Group's gross margin as a percentage of sales is slightly lower than the percentages for the other segments; however, its return on sales is higher than the returns for the other segments.  At September 30, 2004, the average billable headcount was 2,818 as compared to 2,779 at September 30, 2003.

    As a result of cost reduction programs in 2001-2003 to eliminate excess capacity and unnecessary equipment, reduce support and administrative staff and close unprofitable locations, the Company has significantly reduced its operating costs.  Depreciation expense decreased by $0.7 million or 32% year-to-date and SG&A expenses were cut by $1.4 million or 5% year-to-date. The decrease in SG&A expenses in the first nine months of 2004 compared with the first nine months of 2003 principally reflects the impact of lower insurance costs ($0.4 million), lower legal fees ($0.3 million), an increase in rental income from subleased space at the corporate office facility ($0.9 million) and a decline in discretionary spending for equipment and office expense ($0.3 million) and travel ($0.2 million) offset by an increase in salaries ($0.5 million) and recruiting and marketing expenses ($0.2 million).

    Interest expense for the current year was down by 14% from the prior year.  This favorable variance was caused by a reduction in rates on one of the Company's term loans, which was negotiated in the fourth quarter of 2003.  The benefit of the interest rate reduction were lessened somewhat by increased borrowings caused by higher sales-driven receivables.

BUTLER INTERNATIONAL, INC.

    On May 30, 2003, the Company sold its UK Operations.  The total gross proceeds of the sale were $2.3 million (excluding any contingent payments based on the sold business' future earnings).  The Company transferred approximately $1.1 million of cash as part of the UK Operations, resulting in a net cash inflow in 2003 related to the UK Operations divestiture of $1.2 million.  The loss on disposal recorded in 2003 was approximately $1.4 million, net of tax, and was included in (loss)/income from discontinued operations.  The sale agreement includes a provision that entitles the Company to an additional cash payment of $125,000 per year for the two-year period ending May 31, 2005 if the sold business achieves certain minimum performance targets.  These contingent payments will be recognized as income from discontinued operations upon receipt and separately disclosed.  In the second quarter of 2004, the Company received $125, 000 additional proceeds from its sale of the UK Operations.

    Butler Technical Group sales and operating profits for the first nine months of 2004 exceeded the prior year period by 29% and 44%, respectively.  The Telecommunications Services operation also exceeded last year's sales and profit results by 16% and 73%, respectively for the nine-month period.  Sales and operating profits (excluding the goodwill impairment charge of $12.3 million in 2003) for Technology Solutions were 13% and 26% below the prior year period as a result of continued softness in the IT staffing services market.  For the nine-month period ended September 30, 2004, the average billable headcount for Technical Group, Telecommunications Services and Technology Solutions was 1,710, 916 and 179, respectively, compared 1,482, 834 and 213, respectively, for the same period in 2003.

Outlook

    It is management's expectation that the Company will continue to be profitable in 2004.  The Company's growth prospects are influenced by broad economic trends.  The pace of customer capital spending programs, new product launches and similar activities have a direct impact on demand for services.  Recent industry statistics generally support management's observations of a stronger business environment including an improvement in the rate of economic activity, capital spending and job creation in the United States in 2004.  Management believes that the Company is pursuing a more focused business strategy, and should be able to capitalize on the improving marketplace.  The Company has reorganized its business over the past three years to reduce costs and achieve greater efficiencies in operation by pursuing a growth strategy focusing on key customer needs.  Growth will be dependent upon the spending of the Company's key customers returning to more normalized levels and an increase in Butler's share of the business.

    Should the United States economy decline during the last quarter of 2004, the Company's operating performance could be adversely impacted.  Further declines in the economy could result in the need for future cost reductions, change in strategy and capital infusion.  Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce Butler's future earnings.  Butler may not be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing.

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

BUTLER INTERNATIONAL, INC.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2004, the Company had cash of approximately $1.2 million and working capital of approximately $29.5 million.  Accounts receivable as measured in average days sales outstanding ("DSO") at September 30, 2004 was 63.5 as compared to 58.0 at December 31, 2003.  The increase in DSO is mainly due to a major customer's accounts payable system conversion, which caused delays in payments throughout the third quarter.  This customer also extended its payment terms with the Company.  At September 30, 2004, the Company had approximately $31.6 million of borrowings committed (outstanding balance plus letters of credit) under its revolving credit facility with General Electric Capital Corporation ("GECC"), leaving approximately $2.0 million of availability.  The Company also has two term loans with GECC.  The September 30, 2004 balance outstanding under GECC Term Loan A was $15 million and under Term Loan B was $18 million.  The Company also has a ten-year mortgage for its corporate office facility with a balance of $6.9 million at September 30, 2004.

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

    The Company's revolving credit facility is scheduled to expire in October 31, 2005.  The Company plans to renew or extend this facility prior to its scheduled expiration.  The Company has standby letters of credit in the amount of $2.8 million as collateral against its insurance program.  These letters of credit are renewed annually.  The Company also has a $1.7 million letter of credit associated with its mortgage note.  Management anticipates that the existing resources and working capital should be sufficient to satisfy the Company's foreseeable cash requirements.  Of course, such expectations may prove to be incorrect.  The Company is currently exploring outside sources for obtaining additional non-equity financing.  There can be no assurance that any additional financing or other sources of capital will be available on acceptable terms or at all.  The inability to obtain additional financing, if needed, would have a material adverse effect on the Company's business, financial condition and results of operations.

Operating Activities

    In the first nine months of 2004 cash used in operations was $6.7 million as compared to cash provided by operations of $1.4 million for the same period in 2003.  Although the Company had a net income of approximately $2.5 million for the first nine months of 2004, adjustments for non-cash charges and net changes in operating assets and liabilities resulted in a negative cash flow from operations.  Non-cash charges included $2.1 million of depreciation and amortization expense and $0.8 million from decrease in provision for deferred income taxes primarily due to use of net loss carryforwards.  The net changes in operating assets and liabilities in the first nine months of 2004 as compared to the first nine months of 2003 included a significant increase in accounts receivable due to 20% higher net sales year-to-date combined with an increase in DSO, and a slight decrease in current liabilities.

Investing Activities

    The Company increased capital expenditures to $1.1 million in the first nine month of 2004 in response to the increase in personnel due to the increase in sales volume.  On May 30, 2003, the Company sold its UK Operations.  The total gross proceeds of the sale were $2.3 million (excluding any contingent payments based on the sold business' earnings).  The Company transferred approximately $1.1 million of cash as part of the UK Operations, resulting in a net cash inflow in 2003 related to the UK Operations divestiture of $1.2 million.  The loss on disposal recorded in 2003 was approximately $1.4 million.

Financing Activities

    Cash provided by financing activities was approximately $8.4 million in the first nine months of 2004 as compared to cash used in financing activities of approximately $3.4 million in the first nine months of 2003.  The change was primarily due to the borrowings under the Company's revolving credit facility.  The Company's net sales for the first nine months in 2004 increased by 20% thereby increasing the amount of financing required under the revolving credit facility.  Additionally, the Company repaid $1.5 million on Term Loan A during 2004 whereas  it was unable to make any principal payments during the first nine months 2003.

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

    There has been no material change in the Company's interest rate or foreign currency exposure since December 31, 2003.

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

Change in internal controls.

    There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

.

BUTLER INTERNATIONAL, INC.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

    On August 25, 2004, the Supreme Court of New Jersey approved the settlement and release agreement (the Settlement Agreement") entered into in the case known as Old Oak Partners, LLC et al. vs. Butler International, Inc., et al.  For a further description of the terms of the settlement agreement reference is made to Note 7 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004.  The settlement agreement is included in this report as Exhibit 10.57.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

    None

Item 3.   Defaults Upon Senior Securities

    None

Item 4.   Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Stockholders on September 23, 2004. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter.  Four directors proposed by the Company for election were elected for staggered terms expiring 2007, 2008 and 2009 by the following vote:

Director Name

Shares Voted For

Shares Withheld

Edward M. Kopko	14,993,222	560,038
Ronald Uyematsu	15,001,230	552,030
Frank H. Murray	15,101,528	451,732
Wesley B. Tyler	15,100,880	452,380

    Thomas F. Comeau, Walter O. LeCroy, Hugh G. McBreen, and Louis F. Petrossi continue to serve as directors.

    The stockholders approved the appointment of Deloitte & Touche LLP as auditors for our fiscal year ended December 31, 2004:  Shares voted for: 15,501,205; Shares voted against: 24,699; Shares abstaining: 27,356; and Shares not voted: 0.

    The stockholders approved an amendment to the Butler International, Inc.  2002 Stock Incentive Plan: Shares voted for: 10,185,840; Shares voted against: 657,130; Shares abstaining: 54,402; and Shares not voted: 4,655,888.

Item 5.   Other Information

    None

BUTLER INTERNATIONAL, INC.

Item 6.   Exhibits

    Exhibit Index is included after signatures.  New exhibits, listed as follows, are attached:

Exhibit No.	Description

10.35(h)	Eighth Amendment, dated November 10, 2004, between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.35(h).

10.57	Settlement and Release Agreement, dated May 5, 2004, filed herewith as Exhibit 10.57.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Vice President - Finance and Controller filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Vice President - Finance and Controller filed herewith as Exhibit 32.2.

BUTLER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2004	BUTLER INTERNATIONAL, INC.
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

3.2

Amended and Restated By-laws of the Registrant, as filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and hereby incorporated by reference.

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

10.35(g)

Seventh Amendment, dated July 1, 2004, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.35(g) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit No.	Description

10.35(h)	Eighth Amendment, dated November 10, 2004, between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.35(h).

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

10.57	Settlement and Release Agreement, dated May 5, 2004, filed herewith as Exhibit 10.57.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit No.	Description

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Vice President - Finance and Controller filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Vice President - Finance and Controller filed herewith as Exhibit 32.2.

* Denotes compensatory plan, compensation arrangement, or management contract.