Form 10-K
period 2004-12-31
BUTLER INTERNATIONAL INC /MD/
filed 2005-07-26
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

 (Mark One)

    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $18,366,612.  Such aggregate market value has been computed by reference to the $2.39 per share closing sale price of such stock as of June 30, 2004.  The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed.  The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.  As of February 25,2005, 11,389,712 shares of the registrant's single class of common stock, par value $0.001 per share, were outstanding and 15,473 shares were in treasury.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

PART I

Item 1.   Business

Overview

    Butler International, Inc. (the "Company" or "Butler") provides outsourcing, project management and technical staff augmentation services that are performed onsite at the client's facility, offsite at a Company-owned facility, or offshore at the Company's facility in Hyderabad, India.  Butler offers expertise in technical, information technology, and telecommunications disciplines including:  engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation. Combined, aerospace/aircraft and defense are Butler's largest and fastest growing vertical industry segments.

    The Company's model for building client loyalty uniquely differentiates it from the competition. Butler's goal to get closer to its customers by tailoring its services to meet each customer's special needs has allowed the Company to develop customized relationships with its clients.  These customized relationships make Butler intrinsically valuable to its customers.  By developing these relationships, Butler provides its customers the flexibility of a business partner who understands their business and can quickly step in and improve their processes and bottom-line. The average length tenure of the Company's top client relationships is 22 years.

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

    As of February 25, 2005, the Company had approximately 3,100 employees, of which approximately 2,800 billable employees provide services generally at client facilities both domestically and abroad, from a network of 33 Butler offices.

    Butler was incorporated in 1985 in Maryland.  The Company's executive offices are located at 110 Summit Avenue, Montvale, NJ 07645, and its telephone number is (201) 573-8000.  The Company maintains a website at www.butler.com.  The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company's website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Description of Services

    Clients utilize Butler's services in order to initiate projects without incurring new fixed costs, keep their internal resources focused on initiatives that drive their core business, and seamlessly access new technology expertise.   Butler offers (i) outsourcing, (ii) project management or (iii) technical staff augmentation services as follows:

Outsourcing services involve instances where the Company manages an entire on-going operation on behalf of a client, thereby reducing the client's cost and the burden of maintaining that operation.  Engineering design utilizing CAD software and fleet maintenance are examples of outsourcing services provided by Butler.  Outsourcing provides clients with efficient access to needed expertise.  The Company typically delivers outsourcing services at offsite facilities established by the Company for such purposes.

Project management services involve projects wherein the Company assumes responsibility for specifically defined projects, such as telecommunications network systems implementation, enterprise network design and implementation, or engineering design utilizing CAD software.  Depending upon the nature of the assignment, the type of equipment required, and the particular needs of the client, project management services may be provided either onsite at the client's facilities or offsite at a Butler-owned facility designed for the client's specific purpose. The Company frequently obtains the necessary equipment for a project (if not available from the client) on a lease basis.

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

Description of Technical, Information Technology and Telecommunications Disciplines

    Butler provides outsourcing, project management and staff augmentation services in disciplines in which it has developed expertise:  (i) Technical Services (ii) Information Technology Services and  (iii) Telecommunications Services.  Additional segment information is included in Note 1 of the Company's 2004 audited consolidated financial statements.

    Technical Services involve skilled technical and engineering personnel providing services to companies worldwide competing in a wide range of industries including aircraft/aerospace, defense, heavy equipment/machinery, research, energy, electronics, and pharmaceutical.  As an example, the Company's aerospace and defense clients utilize technical services to design and manufacture components for weapons, military and commercial aircraft.  Technical services also encompasses engineering support services including strategic consulting, project management, drafting and design, and total outsourcing, while specializing in establishing, managing, and staffing dedicated engineering support centers carrying out both long-term and short-term projects. Utilizing leading edge software design platforms such as Pro/ENGINEER, CATIA, NASTRAN, PATRAN, Unigraphics, and AutoCAD, the Company's employees provide both staff augmentation and project engineering support in a number of different areas including design engineering, stress analysis/simulation, NC Programming, design, drafting, checking, and technical writing/illustration.

    Information Technology Services help companies implement business solutions that harness the power of technology to optimize business performance.  The Company delivers Quality Assurance services that help clients implement more effective software quality assurance testing processes, which help prevent software defects from causing costly business interruptions.  The Company also provides clients with onsite, offsite and offshore application development and implementation services.  Butler provides the expertise clients need in order to successfully launch new, or enhance existing software applications critical to internal and external business operations.  Additionally, the Company provides enterprise network services, which help organizations design and implement internal networks capable of addressing the demands stemming from e-business activity and inherent security risks.  Clients also utilize the Company's information technology staffing services to augment their internal IT staff.  The Company provides these services to a variety of industries including financial services, telecommunications, and consumer products.  The Company's employees are specialists in a wide variety of applications, operating systems and platforms, offering a broad range of information technology expertise.

    Telecommunications Services help telecommunications equipment manufacturers and service providers upgrade wireless and wireline network infrastructure to support enhanced voice, high-speed data and video services. Services may be performed in the central office, which is the nerve center of the public network, or in the outside plant, and at cell site locations.  Services include integration of wireless, optical, and broadband network systems, including engineering, installation and test (EF&I).    Employees are skilled in working with a wide range of network equipment.  The Company operates a technical training facility in its Irving, Texas location devoted to broadening employee technical competencies and verification of employee capabilities.

     Butler also provides fleet services, which involve customized fleet operations for major ground fleet-holders nationwide, mainly in the telecommunications sector, which include vehicle maintenance and repair and total fleet management solutions. Most of these services are provided by A.S.E. (Automotive Service Excellence) certified technicians. Industries served through this division include telecommunications, utilities, municipalities, courier, and trucking.

International Operations

    The Company has developed formalized offshore service delivery models through its employees that work onsite at Butler's Hyderabad, India office to support client projects.  Offshore delivery models help clients achieve greater cost efficiencies, meet timeline and quality objectives, and access skilled resources more readily.   Engineering design services, application development, software quality assurance services, and telecommunications services are among the technical services the Company provides through an offshore delivery model.  Currently, approximately 1% of the Company's personnel are employed in its India facility.  International Operations accounted for approximately 0.3% of the Company's net sales in 2004.

Current Markets and Marketing Strategy

    Butler is focused on growing its business with its top customers, who are loyal Butler customers as well as industry leaders in aerospace, defense, financial services, and telecommunications.  The Company's strategy for success combines three elements:  leverage its position as a provider of quality services to more fully penetrate strategic growth accounts, increase emphasis on sales and marketing, and offer clients global services - a blend of onsite, offsite, and/or offshore services appropriate to the client's unique preferences.  The Company believes there is significant market potential for its services.  The growing trend among companies to embrace offshore outsourcing, the nation's continued emphasis on defense, and Verizon's Fiber to the Premise (FTTP) initiative are some of its more significant potential market opportunities.  Butler's client-focused strategy is expected to continue to fuel the Company's success.  The Company's client relationships evolve based on its ability to provide services that address the client's specific business needs in a way that meets or exceeds their satisfaction.  Based on the Company's 2004 annual client satisfaction survey, 94.4 percent of Butler's clients are satisfied with the services Butler provides, and 70.4 percent say Butler is their best-in-class provider.  Additionally, the Company enjoys an average 22-year tenure with its top accounts.  Leveraging its long-standing client relationships and reputation for quality, the Company believes it will be successful in increasing its share of business with its top strategic account base.  Finally, the Company expects that Chief Executive Magazine will be under its operation in the second or third quarter of 2005.  Management believes that Chief Executive Magazine's Roundtables and CEO to CEO Conferences, which draw as many as 75 CEO's from leading companies, positions Butler as a thought leader and provides Butler with networking opportunities.

    The Company believes that investing in additional sales talent to increase Butler's presence at key strategic accounts will contribute to Butler's future growth.  The Company's plans to invest in additional sales resources and marketing activity, without significantly increasing the Company's cost structure, include a planned shift of back-office support activity to the Company's Engineering and Technology Development Center in Hyderabad, India. As new positions are created to support the Company's business growth, or as existing positions are vacated due to attrition, the Company will evaluate the impact to the organization of shifting the position to its offshore facility.

    The Company believes that its experience in providing services internationally, its Development Center in India, and its long history of providing services onsite at the client's facility or offsite at one of Butler's domestic Engineering and Technology Development Centers, present the client with a unique value proposition; global services from a provider they have known and trusted for years.  Butler is in a position to offer any combination of onsite, offsite, or offshore service delivery that is appropriate to the client's unique preferences.  Additionally, the Company's 58-year history of providing technical services and long-standing client relationships are evidence of Butler's stability.

    Research suggests a growing trend among companies to move some operations offshore and the Company views this as a significant market opportunity.  According to Forrester Marketing Research, as many as 60 percent of Fortune 1000 companies have not yet begun or are just starting to investigate offshore outsourcing.  Butler believes it will be successful in growing its business by assisting its existing clients, as well as new clients, with their migration to an offshore model.

    Aerospace and defense continues to be one of the Company's largest and fastest growing industry segments.  The Company expects this trend to continue in 2005 as evidenced by the nation's continued need for military aircraft and weapons.  Butler has been serving the aerospace and defense industries for decades, including companies such as Northrop Grumman, United Technologies, Boeing, and United Defense, and programs such as the Joint Strike Fighter (JSF), the Global Hawk and other Unmanned Aerial Vehicles (UAV), the Black Hawk helicopter, and the Bradley Fighting Vehicle.

    Verizon, one of the Company's top customers, will be spending a significant amount of money over the next 10 to 15 years to install fiber connections to every home and business in its 29-state territory.  Verizon expects its Fiber to the Premise (FTTP) initiative will give it a competitive edge over cable companies by enabling the company to offer high-speed transmission of everything from regular phone service to high-definition TV.  Butler believes that this initiative will result in increased demand for its telecommunications services.

Clients

    The Company provides its services directly to approximately 600 client companies.  In 2004, Northrop Grumman accounted for approximately 11% of the Company's net sales.  In 2003, Los Alamos National Labs (University of California) accounted for approximately 11% of the Company's net sales. United Technologies Corp. accounted for approximately 11% and 12% of the Company's net sales in 2003 and 2002, respectively.  No other client individually represented more than 10% of net sales in 2004, 2003 and 2002.  A substantial amount of the Company's net sales were derived from U.S. companies, and their various divisions and subsidiaries, included in the top tier companies list such as United Technologies, Caterpillar, Boeing, United Defense, Northrop Grumman, BellSouth, Merrill Lynch, Verizon, Abbott Laboratories, AT&T, Citigroup, and SBC.  Butler derives almost 80% of its revenues from a combination of defense contractors and telecommunication providers.

    The Company is committed to quality and believes that clients award a greater share of business to suppliers that consistently deliver high quality services.  Butler's award winning quality program includes an annual satisfaction survey process to measure customers' satisfaction level with Butler's services, as well as competitive services.  The results are analyzed and used company-wide to continuously improve the Company's service offerings.  In 2004, client satisfaction with Butler's services increased to 94.4 percent, up 0.6 percent from 2003, while clients who rated Butler their best-in-class provider also increased to 70.4 percent, up 1.1 percent over the prior year.  Butler focuses on those services in which it tends to be the client-rated best-in-class provider.  The Company believes its longevity with its top clients is attributed to its ability to consistently deliver quality services.

    Clients utilize Butler's services to complete activities that are essential to their everyday operations, but not directly associated with their core business.  Since providing services is Butler's core business, the Company continuously streamlines its processes and systems and as a result, is capable of managing resources, costs, productivity, and quality often with greater efficiency than clients are capable of achieving on their own.  Rather than facing the challenges of ramping up or scaling back resources in line with fluctuations in market demand, clients choosing to utilize Butler avoid costs associated with maintaining a workforce of underutilized employees.  Butler's effective recruiting and resource management, training to build the technical competencies in greatest demand, and award-winning employee programs to attract and retain top talent help the client achieve greater cost efficiencies and improved business performance.

Employees

    The Company currently has approximately 3,100 employees in the United States and abroad, and believes that its relationship with its employees is positive, as evidenced by the annual employee satisfaction survey results.  In 2004, more than 80% of the Company's employees expressed overall satisfaction with Butler.

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

    In order to deliver value to its customers, the Company invests in what it considers to be its greatest asset, its people.  It is the policy of Butler to assure that employees are fully trained in the most current systems and technologies they support. The Company provides employees with training opportunities to increase their level of expertise, improve work processes, learn higher value skills, and use state-of-the-art-technology so that their value is recognizable within the client organization.

    Butler offers employees in-house training and also offers tuition reimbursement to employees for courses offered by accredited educational institutions that are relevant to their field and career path. The Company encourages and reimburses any expenses incurred while attending user group meeting, seminars, or conferences.  Lastly, the Company also provides for over-the-shoulder training or team based training by allowing for non-billable time on occasion while a new employee is trained into the group.

    Butler offers a high quality benefit package that is competitive within its industry.  The Company found that the benefits offered are both an attraction to new employees joining the company as well as a magnet to those employees already on the payroll.  The Company can also customize benefit plans to meet the needs of its customers and assigned contract employees. The standard benefits offered to recruited employees may include:

· Paid Holidays	· Group Legal Plan	· Credit Union Membership
· Paid Vacation (salaried employees only)	· 401(k) Plan with Immediate Eligibility	· Free 'butlerteam.com' e-mail address
· Direct Deposit	· Flexible Spending Account	· Work/Life Balance Program
· Voluntary Long-Term Disability	· Vision Coverage	· Candidate Referral Bonus Program
· Voluntary Life and AD&D Insurance (with option to convert to a personal policy upon termination from Butler)	· Major Medical and Dental (includes Basic Life & AD&D insurance)	· Recreational Discounts (on-line access to discounts for shopping, entertainment, etc.)
· Auto and Homeowners Insurance

    To assist in fulfilling its personnel needs, a computerized retrieval system facilitates the rapid selection of resumes on file so that customers' requirements are filled quickly.

    Management expects that changing technologies will continue to create demands for new skills faster than the permanent workforce can respond, resulting in a shortage of specialized technical skills.  At the same time, increased labor force mobility provides a sizable labor pool available to technical services companies like Butler.  As a result, the Company expects that an adequate supply of qualified people will continue to be available to recruit and satisfy client requirements.  Communication via the Internet and aggressive recruiting efforts are also part of the Company's proactive approach.

    The Company's number one priority is to exceed its customers' expectations by providing superior customer value.  By focusing on employee satisfaction and empowering employees through innovative training initiatives, the Company continuously improves the services it provides to its customers.

Competition

    Butler finds itself in a unique position regarding direct competition. The Company's industry in the United States is highly fragmented and characterized by specialized regional and local firms serving specific geographic territories and industries.  The Company's biggest competitors tend to be smaller, niche-market companies.

    Butler possesses a high market share of most of its key customer accounts.  The Company believes that its high market share and survival through many supplier downsizings is a direct result of the Company's ability to provide quality services.  Butler's customization of services for each client adds value and marks them in a different competitive category.

    The ability to provide offshore outsourcing gives Butler a competitive advantage over many of its traditional competitors, but also introduces competition from companies that provide offshore services exclusively.  Many of Butler's traditional competitors lack offshore facilities or are not otherwise prepared to provide services through an offshore delivery model.  The Company believes it can effectively compete with offshore service providers by leveraging its long-standing client relationships, customization of services, and 58-year history of providing technical services.  Management believes these attributes make Butler a trustworthy partner for clients venturing into the offshore outsourcing arena.

    Management believes that the Company's ability to efficiently handle the broad spectrum of specialized client needs, its commitment to quality, the extensive network of the Company's offices, the wide array of technical skills available, its project management expertise, and its unique computerized system of identifying qualified personnel for its clients' projects and requirements enable it to compete favorably with other providers in the industry.  Rather than aspiring to be the biggest, the Company is clearly focused on being the number one client-rated company in the industry.

Item 2.   Properties

    The Company owns its corporate office facility located at 110 Summit Avenue, Montvale, New Jersey, 07645.  At February 25, 2005, Butler maintained office space at the following locations for predominantly sales, recruiting and administrative functions:

United States:
Albuquerque, NM	Huntington Beach, CA	Pleasanton, CA
Aurora, IL	Irving, TX	Pomona, CA
Decatur, IL	Lafayette, IN	Raleigh, NC
El Segundo, CA	Lake St. Louis, MO	Saginaw, MI
Encino, CA	Lawrenceville, GA	Schaumburg, IL
Escondido, CA	Middletown, NY	Shelton, CT
Fort Lauderdale, FL	Milpitas, CA	St. Louis, MO
Fort Wayne, IN	Norcross, GA	Twinsburg, OH
Glastonbury/Hartford, CT	O'Fallon, MO	West Lafayette, IN
Griffin, GA	Ontario, CA	Westlake Village, CA
Herndon, VA	Peoria, IL

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

Item 4.   Submission of Matters to a Vote of Security Holders

    During the fourth quarter of the year covered by this report, no matters were submitted to a vote of the Company's stockholders whether through the solicitation of proxies or otherwise.

8

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

    The price range per share of common stock presented below represents the highest and lowest closing prices for the Company's common stock on the NASDAQ National Market or NASDAQ SmallCap Market for the last two years by quarter:

	HIGH	LOW
2003:
First Quarter	0.58	0.30
Second Quarter	1.09	0.30
Third Quarter	1.45	0.66
Fourth Quarter	1.76	1.00

2004:
First Quarter	2.00	1.30
Second Quarter	2.70	1.88
Third Quarter	2.40	1.50
Fourth Quarter	5.43	1.72

(b)     Holders:

    As of March 9, 2005, there were approximately 1,858 holders of record of Common Stock.  Not reflected in the number of record holders are persons who beneficially own shares of Common Stock held in nominee or street name.

(c)     Dividends:

    No cash dividends were declared on the Company's Common Stock during the years ended December 31, 2004 and 2003.  The Company intends to retain any future earnings for use in its business, and therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future.  Furthermore, the Company's revolving credit facility prohibits the payment of dividends.

(d)     Securities authorized for issuance under equity compensation plans:

    The Company has in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel.  The Company has adopted a 1985 Incentive Stock Option Plan, a 1985 Non-qualified Stock Option Plan, a 1989 Directors Stock Option Plan, a 1992 Stock Option Plan, a 1992 Incentive Stock Option Plan, a 1992 Stock Bonus Plan, and a 1992 Stock Option Plan for Non-employee Directors.  Options granted under the 1992 and 1985 stock plans expire ten years from the date they were granted and vest over service periods that range between zero to five years.  There were a total of 3,950,000 shares authorized under these plans.  Options granted under the 1989 and 1992 Directors Stock Option Plans expire five and ten years, respectively, from the date of grant and vest immediately.  There were a total of 937,500 shares authorized under the director plans.  In 2002, the stockholders approved the 2002 Stock Incentive Plan.  In 2004, the stockholders approved an amendment to the 2002 Stock Incentive Plan to increase the number of shares authorized under this plan from 1,500,000 to 2,000,000.  In 2003, the stockholders approved the 2003 Stock Incentive Plan.  The Company may grant up to 5,000,000 shares of common stock under this plan.  Upon the approval of the 2003 Stock Incentive Plan, the Board of Directors can no longer grant awards under the Company's other stock option and stock bonus plans, except for the 2002 Stock Incentive Plan.

    The following table sets forth certain information with respect to the Company's equity compensation plans as of December 31, 2004:

(c)
	(a)	(b)	Number of securities
	Number of securities to	Weighted average	remaining available
	be issued upon exercise	exercise price of	for future issuance
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans
approved by security holders	1,853,958	$ 4.57	5,177,100
Equity compensation plans not
approved by security holders	-	-	-
Total	1,853,958	$ 4.57	5,177,100

Item 6.   Selected Consolidated Financial Information (in thousands, except per share data)

	2004	2003	2002	2001	2000
Operations data:
Net sales	$ 251,325	$ 208,983	$ 246,174	$ 350,425	$ 413,640
Gross margin	43,511	36,486	47,867	70,062	88,434

Income/(loss) from continuing operations	3,670	(14,572)	(10,414)	(11,632)	4,286
Income/(loss) from discontinued operations (1)	125	(786)	326	888	619
Cumulative effect of accounting change (2)	-	-	(12,338)	-	-
Net income/(loss)	$ 3,795	$ (15,358)	$ (22,426)	$ (10,744)	$ 4,905

Per share data:
Earnings/(loss) per share of common stock:
Basic:
Continuing operations	$ 0.32	$ (1.47)	$ (1.07)	$ (1.27)	$ 0.42
Discontinued operations	0.01	(0.08)	0.03	0.09	0.07
Cumulative effect of accounting change	-	-	(1.23)	-	-
Total	$ 0.33	$ (1.55)	$ (2.27)	$ (1.18)	$ 0.49
Assuming dilution:
Continuing operations	$ 0.28	$ (1.47)	$ (1.07)	$ (1.27)	$ 0.38
Discontinued operations	0.01	(0.08)	0.03	0.09	0.06
Cumulative effect of accounting change	-	-	(1.23)	-	-
Total	$ 0.29	$ (1.55)	$ (2.27)	$ (1.18)	$ 0.44

Weighted average number of shares outstanding:
Basic	10,228	10,174	10,037	9,422	9,394
Assuming dilution	13,160	10,174	10,037	9,422	11,172

Balance Sheet Data:
Total assets	$ 104,725	$ 98,566	$ 117,172	$ 158,035	$ 179,984
Debt (including current portion)	61,907	58,369	63,140	76,004	82,373
Total liabilities	83,374	81,489	86,164	105,124	116,089
Stockholders' equity	21,351	17,077	31,008	52,911	63,895

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

    Companies primarily utilize Butler's services to help them execute projects quickly and more affordably.  Services are provided to clients on a contractual basis.  Many of the Company's major clients are large, US-based companies, or their various divisions and subsidiaries.  The Company delivers its services directly to end-user customers as well as through equipment manufacturers such as Nortel Networks, and partners such as Parametric Technologies Corporation (PTC), and MCI.  As of February 25, 2005, the Company had approximately 3,100 employees, of which approximately 2,800 billable employees provide services generally at client facilities, from a network of 33 offices in the United States and abroad.  Through international operations, the Company currently provides similar services from offices in India.

    In 2004, the Company had net sales of $251 million. Demand for the Company's services began to increase in the second quarter of 2003.  Net Sales have increased sequentially in each of the last three quarters of 2003 and in every quarter of 2004. The Technical Services division experienced the most significant increase in volume followed by that of the Telecommunications Services division.  The Company expects continued growth and profitability in 2005.

    The financial review that follows includes a discussion of the Company's results of operations, financial condition and certain other information.  This discussion should be read in conjunction with our consolidated financial statements and related notes.

CONSOLIDATED RESULTS OF OPERATIONS

Year Ended December 31, 2004 versus 2003

    Income from continuing operations was $3.7 million or $0.28 per diluted share in 2004, compared to a loss from continuing operations of $14.6 million or $1.47 per diluted share in 2003.  Income/(loss) from discontinued operations reflects the results of the sale of the Company's United Kingdom based staffing operation in 2003.  In 2004, the Company received $125,000 additional proceeds from the sale.  The loss from discontinued operations in 2003 of approximately $0.8 million or $0.08 per share includes the loss on disposal of approximately $1.4 million, net of tax.  The Company recorded a net income of $3.8 million, or $0.29 per diluted share for the year ended December 31, 2004 as compared to a net loss of $15.4 million, or $1.55 per diluted share for the year ended December 31, 2003.  The net loss for the prior year included the following items, net of tax, that affect comparability with the current year: goodwill impairment loss ($7.8 million), restructuring charges ($1.6 million), legal settlement and related charges ($1.4 million) and provision for doubtful accounts related to Chief Executive Magazine ($1.1 million).  The Company considers these items to be separate from day-to-day operations.  These items total $11.9 million, net of taxes for the year ended December 31, 2003 (see table under Items Affecting Comparability at the end of this section).  Excluding these items, the net loss for 2003 would have been $3.5 million.  A $7.0 million or 19% increase in gross margin combined with a $0.7 million or 27% decrease in depreciation expense and a $0.7 million or 13% decrease in interest costs with selling, general and administrative expenses ("SG&A") remaining flat were the driving forces behind the year-on-year improvement from 2003, exclusive of the above-mentioned items.

    Net sales in 2004 grew by $42.3 million to $251.3 million.  The Company's Technical Services business unit reported the majority of the revenue increases, although sales from Telecommunication Services operations also grew significantly.  Net sales for 2004 for Technical Services grew by $33.4 million and sales for Telecommunication Services increased by $11.0 million both primarily due to the increase in billable employees.  Revenue from Information Technology Service decreased by $2.2 million in 2004 as a result of a decrease in billable employees.  The primary driver of improved sales is the Company's focus on growing its business with its top customers.  These customers are in aerospace, defense, financial services and telecommunication industries, which are currently some of the fastest growing industries.

    Gross margins in 2004 increased by $7.0 million from the prior year primarily due to increased sales volume.  Gross margin as a percent of sales declined slightly to 17.3 % from 17.5% in 2003.  The decline was mainly due to a shift in client mix.

    Depreciation and amortization expense declined in 2004 by $0.7 million from prior year as a result of the Company's efforts to effectively manage its capital expenditures through its cost reduction programs over the past three years.

    SG&A expenses year over year decreased slightly to $32.4 million in 2004 from $32.5 million in 2003.  The Company implemented cost reduction programs over the past several years that allow the Company to improve performance without adding new resources or new fixed overhead.  The decrease in SG&A expense in 2004 compared with 2003 principally reflects a decrease in salaries and related benefits for staff personnel ($0.6 million), a decline in office and equipment costs ($0.3 million) and decrease in the cost of insurance programs ($0.5 million) offset by an increase in professional services ($1.0 million) and recruiting costs ($0.3 million).

    The provision for doubtful accounts and notes decreased sharply in 2004 as only an additional $0.2 million allowance for Chief Executive Magazine ("Chief Executive") receivables was required.  In the fourth quarter of 2003, the Company increased its allowance for doubtful accounts and notes by $1.8 million due to the continuing deterioration of the financial condition of Chief Executive.  (See Note 19 to consolidated financial statements.)  Negotiations for the judicial transfer to the Company of all the assets and certain liabilities of Chief Executive are substantially completed.  The Company expects the transfer of Chief Executive's assets to occur in the second or third quarter of 2005.  (See Note 21 to consolidated financial statements.)

    For the year ended December 31, 2004, interest expense was $4.2 million, compared with $4.8 million for the year ended December 31, 2003.  The reduced interest expense in 2004 was primarily due to lower rates negotiated on one of the Company's term loans in the fourth quarter of 2003 offset by increased borrowings caused by higher sales-driven receivables.

    For the year ended December 31, 2004, income taxes represent current year provision for taxes offset by the recognition of current benefits from the reevaluation of prior year liabilities and changes in the Company's valuation allowances.  This reevaluation of prior year liabilities is the primary reason for the decrease in the Company's effective tax rate on income/(loss) from continuing from a 36.4% rate in 2003 to 22.6% in 2004.  For the years ended December 31, 2003, income taxes mostly represent deferred benefits arising from the year's U.S. net operating losses. Of the $8.4 million income tax benefit for 2003, approximately $4.7 million is related to future federal and state loss and tax credit carryover.

    The Company recorded restructuring and other charges totaling approximately $2.4 million during 2003.  All actions related to the Company's restructuring are complete.  No additional restructuring charges were recorded in 2004.  (See Note 15 to consolidated financial statements.)

    In March 2004, the Company reached an agreement in principal with Knott Partners, L.P. and Old Oak Partners, LLC to settle certain litigation.  Included in legal settlements and related costs in 2003 were the estimated costs of these settlements of approximately $1.6 million.  On August 25, 2004, the Supreme Court of New Jersey approved the settlement and release agreement.  Other than attorney fees incurred in 2004 and included in SG&A, no additional costs for this settlement were recorded in 2004.

    The Company has elected to do annual tests for indications of goodwill impairment as of June 30 of each year.  The 2004 evaluation indicated that there was no impairment of its goodwill.  The 2003 evaluation indicated that goodwill recorded in the Information Technology Services segment was impaired and accordingly, the Company recognized a non-cash charge of approximately $12.3 million in 2003.

Discontinued Operations

    On May 30, 2003, the Company sold its UK Operations.  The sale agreement includes a provision that entitles the Company to additional cash payments of $125,000 per year for the two-year period ending December 31, 2004 if the sold business achieves certain minimum performance targets.  These contingent payments will be recognized as income from discontinued operations upon receipt and separately disclosed.  In 2004, the Company received $125,000 additional proceeds from its sale of the UK Operations.  Summarized selected financial information for the discontinued operations is as follows:

	2004	2003	2002
Revenue	$ -	$ 10,234	$ 16,950

Income from operations, net of tax	$ 125	$ 621	$ 326
Loss on disposal, net of tax	-	(1,407)	-
Income/(loss) from
discontinued operations	$ 125	$ (786)	$ 326

Year Ended December 31, 2003 versus 2002

    Revenues in 2003 were $209.0 million down from $246.2 million in 2002.  The net loss from continuing operations was $14.6 million or $1.47 per diluted share in 2003, compared with $10.4 million or $1.07 per diluted share in 2002.  The loss from discontinued operations of $0.8 million or $0.08 per diluted share in 2003 reflected the results of the sale of the Company's United Kingdom based staffing operation and included a loss on disposal of approximately $1.4 million, net of tax.  The Company recorded a net loss of $15.4 million, or $1.55 per diluted share for the year ended December 31, 2003 as compared to a net loss of $22.4 million, or $2.27 per diluted share for the year ended December 31, 2002.  The net losses for 2003 and 2002 included a number of items affecting comparability.  The Company considers these items to be separate from day-to-day operations.  These items total $11.9 million or $1.17 per diluted share and $17.9 million or $1.78 per diluted share for the years ended December 31, 2003 and 2002, respectively (see table under Items Affecting Comparability at the end of this section).  These items are discussed below while the remainder of this discussion and analysis will focus on comparable operating results.  Excluding these items, the net loss for 2003 and 2002 would have been $3.5 million and $4.5 million, respectively.

    Exclusive of the above-mentioned items, the year-on-year improvement from 2002 reflects the benefits of a $13.6 million or 30% reduction in selling, general and administrative expenses ("SG&A").  This favorable change more than offsets the $11.4 million or 24% decline in gross margin.  In 2003, gross margin percentages declined to 17.5% from 19.4% in 2002.  The overall reduction in gross margin percentage in 2003 is related to the volume decreases in both Telecommunications Services and Information Technology Services.  This is due to historically higher margins enjoyed by those operations.

    Effective January 1, 2002, the Company ceased amortizing goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".  In connection with the adoption of SFAS No. 142, the Company recognized a non-cash charge of approximately $12.3 million (net of tax benefit of approximately $1,404,000) or $1.23 per diluted share, recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value (see Change in Accounting for Goodwill and Certain Other Intangibles under Accounting Changes).  As discussed above, the Company recognized a non-cash charge in 2003 of approximately $12.3 million as the June 30, 2003 evaluation indicated that goodwill recorded in the Information Technology Services segment was impaired.

    The Company recorded restructuring and other charges totaling approximately $2.4 million and $4.6 million during 2003 and 2002, respectively.  These charges were for costs incurred to eliminate excess capacity, to reduce both staff and service delivery personnel in all of the Company's business units, to close certain unprofitable locations, to terminate unprofitable contracts and activities, and the elimination of unnecessary equipment.  (See Note 15 to consolidated financial statements.)

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

    As discussed above, included in legal settlements and related costs in 2003 were the estimated costs to settle certain lawsuits of approximately $1.6 million.

    Net sales in 2003 were $209.0 million, down 15% from the $246.2 million reported in 2002.  The majority of the volume reductions were reported by the Company's Telecommunications Services operation, although sales in the Information Technology Services business unit also sustained a steep decline.  Net sales for 2003 for Telecommunication Services decreased by $24.3 million or 29% while sales for the Information Technology Services decreased by $13.0 million or 35%.  The decrease experienced in Telecommunications Services business reflects the continuing trend of the general telecommunications marketplace. The Company began to feel the effects of this downturn in the third quarter of 2001, continuing through the end of the current year.  The reduction in volume in the Information Technology Services operation also reflects a trend of lower demand for IT staffing services.  Revenue from Technical Services increased by $1.0 million to $123.5 million in 2003 from 2002.

    Gross margins in 2003 declined by $11.4 million or 24% from the prior year primarily due to reduced volume and lower markup percentages in the current year.  Gross margin percentages declined to 17.5% in the current year from 19.4% in the prior year.  This is due to the decline in the Telecommunications Services and Information Technology Services businesses, which historically had higher margins.

    SG&A expenses decreased to $32.5 million for the year ended December 31, 2003, compared with $46.1 million and $64.4 million for the year ended December 31, 2002.  Cost reduction programs were implemented throughout 2003 and 2002.  The decrease in SG&A expenses in 2003 compared with 2002 principally reflected the impact of staff reduction ($7.7 million), a decline in discretionary spending for travel ($0.4 million), and equipment and office expenses ($1.4 million) and the recovery of insurance premiums ($1.9 million).

    For the year ended December 31, 2003, interest expense was $4.8 million, compared with $5.3 million for the year ended December 31, 2002.  The reduced interest expense in 2003 was primarily due to lower rates and borrowings resulting from a reduction in outstanding accounts receivable.

    For the years ended December 31, 2003 and 2002, income taxes represent current year benefits arising from the year's U.S. net operating losses. Of the $8.4 million income tax benefit for 2003, approximately $4.7 million is related to future federal and state loss and tax credit carryover.  Of the $5.3 million income tax benefit for 2002, approximately $3.2 million is from refundable prior years' federal taxes and about $1.6 million is related to future federal and state loss and tax credit carryover.  The Company's effective tax rates on loss from continuing operations in 2003 and 2002 were 36.4% and 33.6%, respectively.

Discontinued Operations

    On May 30, 2003, the Company sold its UK Operations.  The total gross proceeds of the sale were $2.3 million (excluding any contingent payments based on the sold business' earnings).  The Company transferred approximately $1.1 million of cash as part of the UK Operations, resulting in a net cash inflow in 2003 related to the UK Operations divestiture of $1.2 million.  The loss on disposal recorded in 2003 was approximately $1.4 million, net of tax, and was recorded in (loss)/income from discontinued operations.  Summarized selected financial information for the discontinued operations for the years ended December 31, 2003 and 2002 are included in the table above.

Results of Operations by Segment

    The operating segments reported below are the segments of the Company for which operating results are evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The Company's reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies.  The operating results for the Information Technology Services segment includes a goodwill impairment charge of approximately $12.3 million for the year ended December 31, 2003.

	2004	2003	2002
Net sales:
Technical Services	$ 156,938	$ 123,516	$ 122,531
Telecommunication Services	71,345	60,341	84,687
Information Technology Services	21,886	24,054	37,074
Unallocated amounts	1,156	1,072	1,882
Consolidated Total	$ 251,325	$ 208,983	$ 246,174

Operating income/(loss):
Technical Services	$ 14,834	$ 10,673	$ 10,076
Telecommunication Services	5,759	2,964	4,629
Information Technology Services	1,856	(10,151)	3,703
Restructuring and other charges	-	(2,442)	(4,636)
Legal settlements and related costs	-	(2,262)	-
Unallocated amounts	(13,538)	(16,890)	(24,245)
Consolidated Total	$ 8,911	$ (18,108)	$ (10,473)

    Sales and operating profits for the year ended December 31, 2004 from the Company's largest and fastest growing business segment, Technical Services, exceeded last year's sales and operating profits by $33.4 million or 27% and $4.2 million or 39%, respectively.  A large portion of the year on year increase came from work performed in the aerospace, defense and manufacturing sectors.  Current year sales from the Telecommunication Services segment exceeded prior year sales by $11.0 million or 18% while operating profit rose by $2.8 million or 94% for the same period.  The increased profitability was mainly due to increased volume, higher gross margin as a percent of sales and lower overhead.  Revenue for the year for Information Technology Services was $2.2 million or 9% lower than last year as result of less billable employees.  Information Technology Services' operating profit in the current year was $1.9 million, which is $0.3 million or 15% lower than last year's operating profit (exclusive of the goodwill impairment charge of $12.3 million in 2003).

    In 2003, Telecommunications Services' operating income continued to decline.  Although profitable, its operating income fell to $3.0 million, which represents a $1.7 million or 36% decrease from the prior year.  The decrease experienced by Telecommunications Services reflected the trend of the general telecommunications marketplace.  Exclusive of the goodwill impairment charge of $12.3 million in 2003, Information Technology Services business unit would have reported an operating profit of $2.2 million, which is $1.5 million or 42% lower than in 2002.  The reduction in volume in the Information Technology Services operation also reflected a trend of lower demand for IT staffing services in 2003.  Operating income of Technical Services grew in 2003 by $0.6 million or 6% to $10.7 million.  Unallocated amounts including restructuring and other charges and legal settlements and related costs have decreased by $6.1 million or 30% in 2003 as compared to 2002, excluding the change in provision for doubtful accounts and notes.

Fourth Quarter Results

	Fourth Quarter	Fourth Quarter	Fourth Quarter
	2004	2003	2002
Net sales	$ 65,252	$ 54,091	$ 54,042
Gross margin	11,610	9,146	9,759

Income/(loss) - continuing operations	$ 1,284	$ (1,259)	$ (4,944)
Income - discontinued operations	-	(25)	47
Net income/(loss)	$ 1,284	$ (1,284)	$ (4,897)

Assuming dilution:
Continuing operations	$ 0.09	$ (0.13)	$ (0.49)
Discontinued operations	-	-	-
	$ 0.09	$ (0.13)	$ (0.49)

    In the fourth quarter of 2004, the Company recorded net income of $1.3 million or $0.09 per diluted share, an improvement from a net loss of $1.3 million or $0.13 per diluted share in the same period of 2003.  Sales for the quarter ended December 31, 2004 were $65.3 million, a 21% increase over the $54.1 million reported for the same period in 2003.  Operating income was $2.7 million for the fourth quarter of 2004 compared to an operating loss of $0.1 reported in the fourth quarter of 2003.  The results for the prior year quarter were impacted by legal settlement and related costs and an increase in the provision for doubtful accounts offset in part by an insurance premium recovery.  These items total approximately $1.5 million on a pretax basis.  Exclusive of these items, the Company would have reported a small net profit for the fourth quarter 2003.  Fourth quarter 2004 sales from Technical Services were 21% above the fourth quarter of 2003 while operating profits grew by 26% for the same period.  Telecommunications Services exceeded last year's fourth quarter sales and operating profit by 26% and 148%, respectively.  Information Technology Services' revenues for the fourth quarter in 2004 were 4% above the fourth quart of 2003 as a result of an increase in the number of billable employees, and operating profit in the current quarter was 26% above that of the prior year period.  An increase in volume combined with lower overhead expenses resulted in the higher operating profit for Information Technology Services.

    In the fourth quarter of 2003, the Company recorded a net loss of $1.3 million or $0.13 per diluted share, an improvement from a net loss of $4.9 million or $0.49 per diluted share in the last quarter of 2002.  Sales in the 2003 period were $54.1 million compared with $54.0 million reported in the 2002 period.  The results for the fourth quarter of 2003 were impacted by legal settlement and related costs and an increase in the provision for doubtful accounts offset in part by an insurance premium recovery.  Reduced SG&A expenses, a smaller increase in the provision for doubtful accounts and higher Technical Group operating profits were primarily responsible for the improved results in the fourth quarter of 2003.  Lower SG&A expenses in the fourth quarter of 2003 were the direct result of the Company's restructuring initiatives carried out over the last three years while the Technical Group's improved profitability over the prior year reflects a 21% increase in sales and higher gross margins in the fourth quarter of 2003.  The Telecommunications Services operation remained profitable and achieved a 32% increase in operating profits over prior year in spite of a 18% reduction in sales due to lower overhead costs and higher gross margin percentages.  The Technology Solution business unit was also profitable, however, sales volume in the fourth quarter of 2003 fell by 36% resulting in 49% lower operating profits.

Outlook

    Based on current business trends, the Company anticipates continued growth and profitability in 2005.  The Company's growth prospects are influenced by broad economic trends.  The pace of customer capital spending programs, new product launches and similar activities have a direct impact on demand for services.  Recent industry statistics generally support management's observations of a stronger business environment including an improvement in the rate of economic activity, capital spending and job creation in the United States in 2005.  Management believes that the Company is pursuing a more focused business strategy, and should be able to capitalize on the improving marketplace.  The Company has reorganized its business to achieve greater efficiencies in operations by pursuing a growth strategy focusing on key customer needs.  Growth will be dependent upon the spending of the Company's key customers returning to more normalized levels, an increase in Butler's share of the business, and an increase in the demand for offshore services.

    Should the United States economy decline in 2005, the Company's operating performance could be adversely impacted resulting in the need for future cost reductions, change in strategy and capital infusion.  Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce Butler's future earnings.  Butler may not be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing.

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

    Items Affecting Comparability

The following items affect the year-over-year comparisons of the Company's financial results (in thousands except per share information):

	2004	2003	2002
Operating income/(loss):
Goodwill impairment	$ -	$ (12,331)	$ -
Restructuring and other charges	-	(2,442)	(4,636)
Provision for doubtful accounts and notes
related to Chief Executive Magazine	(123)	(1,757)	(3,678)
Legal settlements and related costs	-	(2,262)	-

Net income/(loss):
Goodwill impairment	$ -	$ (7,838)	$ -
Cumulative effect of accounting change	-	-	(12,338)
Restructuring and other charges	-	(1,552)	(3,080)
Provision for doubtful accounts and notes
related to Chief Executive Magazine	(95)	(1,117)	(2,444)
Legal settlements and related costs	-	(1,438)	-

Accounting Changes

    Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 requires that goodwill and other indefinite lived intangible assets not be amortized, but be tested for impairment at least annually at the reporting unit level.  An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.  Accordingly, the Company ceased amortization of all goodwill upon adoption of SFAS No. 142.  The Company performed the transitional goodwill impairment test using a discounted cash flow analysis to determined the implied fair value of each of its reporting units and compared such values to the respective reporting units' carrying amounts.  This evaluation indicated that goodwill recorded in the Information Technology Services segment was impaired as of January 1, 2002.  The primary factor resulting in the impairment charge was the continuing difficult economic environment in the information technology sector.  Accordingly, the Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2004 and 2003, the Company had cash of approximately $1.3 million and $0.5 million, respectively, and working capital of approximately $22.2 million and $17.5 million, respectively.  The improvement in working capital was primarily due to 15% increase in accounts receivable and the 3% decline in accounts payable and accrued liabilities partially offset by the classification in the current year of receivables from Chief Executive ($3.2 million) to other assets.  Accounts receivable as measured in days sales outstanding ("DSO") have decreased to 49.7 DSO as compared to 58.0 for 2003 and 58.8 for 2002.  The decrease in DSO is mainly due to the classification of receivables from Chief Executive to other assets in the current year, partially offset by several major customers extending their payment terms with the Company.  As of December 31, 2004 and 2003, the Company had approximately $28.3 million and $20.0 million, respectively, of borrowings committed (outstanding balance plus letters of credit) under its revolving credit facility with General Electric Capital Corporation ("GECC"), leaving approximately $5.6 million and $7.8 million, respectively, of availability.  The Company also has two term loans with GECC.  The December 31, 2004 and 2003 balances outstanding under GECC Term Loan A were $14.0 million and $16.5 million, respectively, and under Term Loan B were $18 million for each year.

    The Company funds its operations primarily with cash generated by operations and borrowings under its existing revolving credit facility with GECC.  Revenue and gross margin levels affect operating cash flow and any deterioration in the Company's performance on these financial measures would have a negative impact on the Company's liquidity.  The Company's cash balances are restricted in that daily cash collected from customers is deposited into accounts controlled by GECC and is transferred to pay down its borrowings.  The Company's cash requirements are funded daily by GECC provided there are available funds.  When the business has generated excess cash, the Company has borrowed under the revolving credit facility to pay down the term loans.  The ability to borrow under the existing revolving credit facility depends on the amount of eligible collateral, which, in turn, depends on certain advance percentages applied to the value of accounts receivables.

    Management anticipates that the existing resources and working capital should be sufficient to satisfy the Company's foreseeable cash requirements.  Of course, there can be no assurance that such expectations will prove to be correct.  The Company is continuing to seek alternative or additional financing sources.  There can be no assurance that any additional financing or other sources of capital will be available on acceptable terms or at all.  The inability to obtain additional financing, if needed, would have a material adverse effect on the Company's business, financial condition and results of operations.

Cash Requirements

    The following table summarizes the Company's contractual obligations at December 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

		Less than	1 to 3	4 to 5	After
	Total	1 Year	Years	Years	5 Years
Long term debt	$ 38,845	$ 6,076	$ 26,171	$ 194	$ 6,404
Operating leases	5,621	2,529	2,510	578	4
Total contractual cash obligation	$ 44,466	$ 8,605	$ 28,681	$ 772	$ 6,408

    The following table summarizes the Company's commercial commitments at December 31, 2004 and the effects such commitments are expected to have on its liquidity and cash flow in future periods (in thousands):

		Less than	1 to 3	4 to 5	After
	Total	1 Year	Years	Years	5 Years
Credit facility	$ 23,062	$ -	$ 23,062	$ -	$ -
Standby letters of credit	5,254	3,254	-	-	2,000
Total commercial commitments	$ 28,316	$ 3,254	$ 23,062	$ -	$ 2,000

Sources and Uses of Cash

    The following table summarizes the Company's cash flows in 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Cash provided by (used in):
Operating activities	$ (790)	$ 1,570	$ 14,628
Investing activities	(1,722)	635	(981)
Financing activities	3,185	(3,991)	(14,436)
Effects of exchange rate changes	1	28	(4)
Discontinued operations	125	1,141	(126)
Net Change in cash	$ 799	$ (617)	$ (919)

Operating Activities

    Net cash used in operating activities was approximately $0.8 million in 2004. Although the Company had a net income of approximately $3.8 million for the year, the increase in accounts receivable year over year resulted in a negative cash flow from operations.  Accounts receivable increase was primarily due to the 20% growth in net sales. Non-cash charges included $2.6 million of depreciation and amortization expense and $1.0 million from decrease in the provision for deferred income taxes.

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

Investing Activities

The Company increased its capital expenditures to $1.7 million in 2004 in response to sales growth.  The capital expenditure were principally for purchases of software and related licensing fees and hardware including lease buyout costs, and capital improvements to the Montvale headquarter facility.  The Company uses operating leases for most computer and other office equipment.

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

    The Company reduced capital expenditures by $0.3 million to $0.6 million in 2003 to preserve liquidity.

Financing Activities

    Cash provided by financing activities was approximately $3.2 million in 2004 as compared to cash used in financing activities of approximately $4.0 million and $14.4 million in 2003 and 2002, respectively.  The change in 2004 compared with 2003 was primarily due to the additional borrowings under the Company's revolving credit facility.  The Company's net sales grew by 20% in 2004 thereby increasing the amount of financing required under the revolving credit facility.

    The Company repaid $2.5 million, $0.5 million and $3.0 million of the outstanding balance of Term Loan A with GECC in 2004, 2003 and 2002, respectively.  Additionally, in 2002, the Company refinanced its mortgage on its corporate office facility.  The Company repaid approximately $5.4 million under the previous mortgage with proceeds of $7.0 million under the new mortgage.  The change in 2003 compared with 2002 was primarily due to a lower borrowing base required to finance the Company's business as net sales declined significantly.

    As provided by the terms of its preferred stock, the shareholder has the option to collect the 7% dividend in cash or in-additional shares of preferred stock.  Beginning in 2002, due to the change in the tax regulations, a majority of preferred stock shareholders have requested cash dividends.  The Company paid approximately $ 314,000, $314,000 and $290,000 in cash dividends on its preferred stock in 2004, 2003 and 2002, respectively, and issued approximately $89,000, $83,000 and $101,000 in additional shares of preferred stock in 2004, 2003 and 2002, respectively.

Net Cash Provided by Discontinued Operations

    Net cash provided by discontinued operations includes the income from discontinued operations and the change in assets and liabilities of the discontinued business.  In 2004, the Company received $125,000 additional proceeds from its sale of the UK Operations.

Debt Instruments, Guarantees and Related Covenants

    GECC provides the Company with a revolving credit facility for loans up to $47 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million.  The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables.  On March 25, 2005, the Company and GECC entered an amendment to the Second Amended and Restated Credit Agreement, dated September 28, 2001 (the "Credit Agreement").  This amendment, among other things, extends the term of the credit facility and two term loans to April 1, 2006 and increases the quarterly principal payments due October 1, 2005 and thereafter on Term A by $1.0 million to $2.0 million.  The interest rate on both term loans is based on the 30-day Commercial Paper Rate plus three hundred fifty basis points which is the same interest the Company pays on its Term Loan A.  The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points.  Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B.

    At December 31, 2004, approximately $23.1 million was outstanding under the revolving credit facility and an additional $5.2 million was used to collateralize letters of credit.  The Company has standby letters of credit in the amount of $3.2 million as collateral against its insurance program.  These letters of credit are renewed annually.  The Company also has a $2.0 million letter of credit associated with its mortgage note.  The interest rate in effect at December 31, 2004 was 5.22%.  At December 31, 2004, $14.0 million and $18 million were outstanding under Term Loan A and Term Loan B, respectively, each with an effective interest rate of 5.72%.

    The Company's revolving credit facility is scheduled to expire in April 2006.  The Company plans to renew or extend this facility prior to its scheduled expiration.  The Company's credit facility, as amended, contains various restrictive covenants that must be complied with on a continuing basis including the maintenance of certain financial ratios (minimum fixed charge coverage, minimum interest coverage, capital expenditures, and minimum tangible net worth) and restrictions on the amount of cash dividends, loans and advances within the consolidated group as well as other customary covenants, representations and warranties, funding conditions and events of default.  The Company was in compliance with all covenants at December 31, 2004.  The Company expects to be in compliance with all covenants through April 2006.

    The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

    In September 2002, the Company closed on a 10-year, $7.0 million, mortgage for its corporate office facility.  The mortgage's interest rate is fixed at 6.85% compared to an effective 8.1% rate on the prior mortgage. The Company used the net proceeds to finance its operations.  In conjunction with the repayment of its existing mortgage, the Company terminated its interest rate swap agreement.  The Company paid $457,000 as a termination fee to the bank, which represented the market value of the swap arrangement at September 30, 2002.  In accordance with SFAS No. 133, the Company reclassified the loss on the swap arrangement from accumulated other comprehensive income to earnings and the loss was included in restructuring and other charges in 2002.

    The debt obligations of the Company's subsidiaries, Butler Service Group, Inc. ("BSG") and Butler New Jersey Realty Corporation ("BNJRC"), are reflected in the Company's consolidated balance sheet.  In order to obtain favorable terms, guarantees of subsidiary debt are issued to lending institutions requiring the parent company to repay the debt should BSG or BNJRC default on their debt obligations.  At December 31, 2004, all of the consolidated debt of the Company is subject to these guarantees.  Under the terms of the revolving credit facility, transfer of funds to the parent company by BSG is restricted.  BSG and BNJRC hold approximately 87.8% and 6.9%, respectively, of the Company's consolidated assets.  Management believes the likelihood of default by BSG or BNJRC is remote.

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

RISK MANAGEMENT

    From time-to-time the Company will use derivative instruments to limit its exposure to fluctuating interest rates.  It is not the Company's policy to use these transactions for speculation purposes.  At December 31, 2004, the Company had no derivative instruments.

CRITICAL ACCOUNTING ESTIMATES

    The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions at a specific point in time that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes.  Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable.  Actual results could differ from those estimates.  Outlined below are accounting policies, which are important to the Company's financial position and results of operations, and require significant judgments and estimates on the part of management.  For a summary of all of the Company's significant accounting policies, including the accounting policies discussed below, see Note 2 to the consolidated financial statements.

Revenue Recognition

    The Company's revenue recognition policies comply with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."  A majority of the Company's revenue is generated from time and material contracts where there is a signed agreement or approved purchase order in place that specifies the fixed hourly rate and other reimbursable costs to be billed based on direct labor hours incurred.  Revenue is recognized on these contracts based on direct labor hours incurred.  Fixed price contracts are primarily contracts to provide services related to installation and testing of equipment and for services performed by engineers.  These contracts fall within the scope of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."  Accordingly, revenues from fixed-priced contracts are recognized on the percentage-of-completion method, measured by the percentage of services (direct labor hours) incurred to date to estimated total services (direct labor hours) for each contract.  This method is used as expended direct labor hours are considered to be the best available measure of progress on these contracts.  Losses on fixed prices contracts are recognized during the period in which the loss first becomes apparent based upon estimating the cost to complete as determined by experience.  Variations from estimated contract performance could result in adjustments to operating results.

Allowance for Doubtful Accounts and Notes

    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company reviews a customer's credit history before extending credit.  Initially, the Company establishes an allowance for doubtful accounts based on the overall aging of accounts receivable based on historical trends and other information.  This initial estimate is periodically adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filing).  While the Company has a large customer base that is diverse as to industry and geography, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected customer defaults and additional allowances may be required.

Goodwill

    Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets."  Goodwill is no longer amortized but rather is evaluated for impairment at least annually at the reporting unit level.  The Company has elected to do annual tests for indications of goodwill impairment as of June 30 of each year.  The Company utilizes discounted cash flow models and relevant market multiples for comparable business to determine fair value used in the goodwill impairment evaluation.  In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit.  Actual results could differ significantly from these estimates or related projections, resulting in impairment and losses related to recorded goodwill balances.

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

Income Taxes

    The breadth of the Company's operations and the complexity of tax regulations require assessments of uncertainties and judgments in estimating the ultimate taxes the Company will pay.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of proposed assessments arising from federal and state tax audits.  The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters.  The Company also believes that because these matters are more than one year away from any significant conclusiveness, the related accruals are classified as long-term obligations.

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

    The discount rate enables the Company to state expected future cash flow as a present value on the measurement date.  The guideline for setting this rate is a high-quality long-term corporate bond rate.  A lower discount rate increases the present value of benefit obligations and increases pension expense.  Management reduced the discount rate to 5.66% in 2004 from 6.00% in 2003 to reflect market interest rate conditions.  A one-percentage point decrease/increase in the assumed discount rate would increase/decrease the projected benefit obligation by 15% or approximately $395,000 and increase/decrease the net periodic pension cost by approximately $46,000.

    To determine the expected long-term rate of return on the plan assets, management considered the current and expected asset allocation, as well as historical and expected returns on each plan asset class.  A lower expected rate of return on pension plan assets would increase pension expense.  The long-term expected rate of return on plan assets was 8.00% in 2004 and 2003.  A one-percentage point increase/decrease in the long-term return on pension asset assumption means the net periodic pension cost would decrease/increase by 0.9% of the pension benefit obligation or approximately $24,000.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

   In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," that will require the Company to expense costs related to share-based payments  with employees.  With limited exceptions, SFAS No. 123R requires that the fair value of share-based payments to employees be expensed over the period service is received.  SFAS No.123R is scheduled to be effective beginning in the third quarter of fiscal 2005.  SFAS No. 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is evaluating these transition methods.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it is dependent on the fair value and number of share-based payments granted in the future. The Company is currently evaluating the impact of this statement.

    In December 2004, the FASB issued SFAS no. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Mo. 29" effective for Nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006.  SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance.  SFAS no. 153 is not expected to have a material impact on the Company's consolidated results of operations and financial position.

    In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4."  SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period.  It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities.  The standard is effective for the fiscal year beginning January 1, 2006.  The implementation of SFAS No. 151 will have no impact on the Company's consolidated results of operations and financial position.

FORWARD-LOOKING STATEMENTS

    Certain statements in this report may constitute "forward-looking" statements within the meaning of the Private Litigation Reform Act of 1995. Words such as "expects," "intends," "plans," "projects," "believes," "estimates," and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.   Important factors that could cause actual results to differ from the expectations stated in this report included, among others,: (i) unemployment and general economic conditions associated with the provision of engineering services and solutions and placement of temporary staffing personnel, particularly in the telecommunication services and information technology divisions; (ii) possible additional gross margin pressure; (iii) possible slowdown in accounts receivable collections; (iv) possible loss of key employees and executive officers; (v) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (vi) possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the Company's ability to remain competitive in the markets which it serves; (x) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xi) the risk of claims being made against the Company associated with providing temporary staffing services; (xii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiii) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations including legal requirements associated with the definition of independent contractors; (xiv) predictions as to the future need for the Company's services; (xv) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvi) the costs of conducting and the outcome of litigation involving the Company, (xvii) competition, (xviii) the spending of the Company's key customers returning to more normal levels; (xix) the likelihood of the Company increasing its share of the market in which it competes, (xx) the success of the Company's plans for offshore service delivery; (xxi) the risk of doing business in foreign countries; and (xxii) other economic, competitive and governmental factors affecting the Company's operations, markets and services.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

    Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments.  The Company uses financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes.  The Company is exposed to market risk primarily from changes in interest rates, and to a lesser extent, changes in foreign currency rates.  In managing exposure to these fluctuations, the Company may engage in various hedging transactions that have been authorized according to documented policies and procedures.  The Company does not use derivatives for speculative or trading purposes.  The Company's capital costs are directly linked to financial and business risks.

    The Company's exposure to market risk for changes in interest rates relates primarily to medium- and long-term debt.  The Company's debt obligations outstanding as of December 31, 2004, are summarized in the table below.  For debt obligations, the table below presents principal cash flows and related weighted average interest rates by year of maturity.  Variable interest rates disclosed represent the weighted average rates at the end of the period.  There were no interest rate swap agreements outstanding at December 31, 2004.

(in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Revolving credit facility -
4.37% average interest rate	$ -	$ 23,062	$ -	$ -	$ -	$ -	$ 23,062	$ 23,062
Variable-rate Term Loan A -
4.87% average interest rate	5,000	9,000	-	-	-	-	14,000	14,000
Variable-rate Term Loan B -
4.87% average interest rate	-	18,000	-	-	-	-	18,000	18,000
6.85% mortgage notes	76	83	88	93	101	6,404	6,845	6,696
	$ 5,076	$ 50,145	$ 88	$ 93	$ 101	$ 6,404	$ 61,907	$ 61,758

    The Company's international operations are directed from offices in Hyderabad, India.  Currently, approximately 1% of the Company's personnel are employed in its India facility.  The operations in India accounted for approximately 0.3% of the Company's sales for the year December 31, 2004.  On May 30, 2003, the Company sold its UK Operations.  Included in income from discontinued operations are net sales from UK operations of $11.8 million for the year ended December 31, 2003.  During 2004, 2003 and 2002, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

 Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements

Page
Financial Statements:

Consolidated Balance Sheets at December 31, 2004 and 2003	F-1

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2004	F-2

Consolidated Statements of Comprehensive Income/(Loss) for each of the three years
in the period ended December 31, 2004	F-3

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 2004	F-4

Consolidated Statements of Stockholders' Equity for each
of the three years in the period ended December 31, 2004	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm	F-26

Other supporting schedules are submitted in a separate section of this report following Item 15.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of
	December 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash	$ 1,288	$ 489
Accounts receivable, net	36,195	31,474
Inventories	75	80
Deferred income taxes	7,577	7,017
Other current assets	1,755	2,661
Total current assets	46,890	41,721

Property and equipment, net	11,682	11,917
Long-term deferred income taxes	5,845	8,763
Other assets	6,309	2,166
Goodwill	33,999	33,999

Total assets	$ 104,725	$ 98,566

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 19,659	$ 20,175
Current portion of long-term debt	5,076	4,071
Total current liabilities	24,735	24,246

Revolving credit facility	23,062	16,953
Other long-term debt	33,769	37,345
Other long-term liabilities	1,808	2,945
Commitments and contingencies (see note 6)

Stockholders' equity:
Series B 7% Cumulative Convertible Preferred Stock: par value $0.001 per share, authorized 15,000,000, issued 5,825,670 in 2004 and 5,736,488
in 2003; Liquidation preference $5,826 in 2004 and $5,736 in 2003	6	6
Common stock: par value $0.001 per share, authorized
125,000,000; issued 11,419,764 in 2004 and 11,307,264 in 2003;
outstanding 11,389,712 in 2004 and 11,291,791 in 2003	11	11
Additional paid-in capital	98,607	98,423
Receivables from stockholders	(5,735)	(5,906)
Accumulated deficit	(71,378)	(74,770)
Accumulated other comprehensive loss	(10)	(598)
Sub-total	21,501	17,166
Less - Treasury stock 30,052 shares in 2004 and 15,473 in 2003	(150)	(89)
Total stockholders' equity	21,351	17,077

Total liabilities and stockholders' equity	$ 104,725	$ 98,566

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share data)

	For the Year Ended December 31,
	2004	2003	2002

Net sales	$ 251,325	$ 208,983	$ 246,174
Cost of sales	207,814	172,497	198,307
Gross margin	43,511	36,486	47,867

Depreciation and amortization	1,915	2,637	4,063
Selling, general and administrative expenses	32,351	32,483	46,064
Provision for doubtful accounts and notes	334	2,439	3,577
Restructuring and other charges	-	2,442	4,636
Legal settlements and related costs	-	2,262	-
Goodwill impairment	-	12,331	-
Operating income/(loss)	8,911	(18,108)	(10,473)

Interest expense	(4,167)	(4,819)	(5,253)
Income/(loss) from continuing
operations before income tax	4,744	(22,927)	(15,726)

Income tax expense/(benefit)	1,074	(8,355)	(5,312)

Income/(loss) from continuing operations	3,670	(14,572)	(10,414)

Income/(loss) from discontinued operations, net of tax	125	(786)	326

Cumulative effect of accounting change, net of tax	-	-	(12,338)

Net income/(loss)	$ 3,795	$ (15,358)	$ (22,426)

Earnings/(loss) per share of common stock:
Basic:
Continuing operations	$ 0.32	$ (1.47)	$ (1.07)
Discontinued operations	0.01	(0.08)	0.03
Cumulative effect of accounting change	-	-	(1.23)
	$ 0.33	$ (1.55)	$ (2.27)

Assuming dilution:
Continuing operations	$ 0.28	$ (1.47)	$ (1.07)
Discontinued operations	0.01	(0.08)	0.03
Cumulative effect of accounting change	-	-	(1.23)
	$ 0.29	$ (1.55)	$ (2.27)

Average number of common shares and
common share equivalents outstanding:
Basic	10,228	10,174	10,037
Assuming dilution	13,160	10,174	10,037

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)

	For the Year Ended December 31,
	2004	2003	2002

Net income/(loss)	$ 3,795	$ (15,358)	$ (22,426)

Other comprehensive income/(loss), net of tax:
Minimum pension liability adjustment	587	166	(753)
Foreign currency translation adjustments	1	28	148
Reclassification of losses on interest rate swap
realized upon termination of agreement	-	-	202
Reclassification of foreign currency translation losses
realized upon sale of UK based operations	-	389	-
Other comprehensive income/(loss)	588	583	(403)

Comprehensive income/(loss)	$ 4,383	$ (14,775)	$ (22,829)

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$ 3,795	$ (15,358)	$ (22,426)
Adjustments to reconcile net income/(loss) to
net cash (used in)/provided by operating activities:
Income from discontinued operations, net of tax	(125)	(621)	(326)
Loss on disposal of discontinued operations, net of tax	-	1,407	-
Depreciation and amortization	1,915	2,637	4,063
Provision for doubtful accounts and notes	246	2,439	3,577
Provision for deferred taxes	1,044	(8,400)	(2,097)
Amortization of deferred financing charges	682	773	814
Net periodic pension expense/(income)	6	119	(64)
Stock awards and grants	72	1,158	535
Loss/(gain) on sale of equipment	42	(18)	1
Non-cash restructuring and other charges	-	538	1,013
Loss on termination of interest rate swap	-	-	457
Goodwill impairment loss	-	12,331	-
Cumulative effect of accounting change, net of tax	-	-	12,338
Other changes that (used)/provided cash:
Accounts receivable	(6,990)	2,390	17,970
Inventories	5	15	52
Other current assets	334	842	1,655
Other assets	(1,381)	309	467
Current liabilities	(237)	1,009	(3,415)
Other long term liabilities	(198)	-	(31)
Net cash (used in)/provided by operating activities	(790)	1,570	14,583
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	5	27	12
Capital expenditures	(1,727)	(601)	(948)
Proceeds from sale of discontinued operations	-	1,209	-
Net cash (used in)/provided by investing activities	(1,722)	635	(936)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings/(payments) under credit facility	6,109	(3,029)	(12,315)
Proceeds from long-term debt	-	-	7,000
Repayment of long term debt	(2,571)	(567)	(8,850)
Financing fees paid	(74)	(81)	(164)
Cash dividends on preferred shares	(314)	(314)	(290)
Net proceeds from exercise of stock options	-	-	5
Repurchase of preferred shares	-	-	(6)
(Purchase)/issuance of treasury shares	(61)	-	184
Proceeds from repayment of notes receivable from director	96	-	-
Net cash provided by/(used in) financing activities	3,185	(3,991)	(14,436)

Effect of exchange rate changes on cash	1	28	(4)
Net cash provided by discontinued operations	125	1,141	(126)
Net increase/(decrease) in cash	799	(617)	(919)
Cash at beginning of period	489	1,106	2,025
Cash at end of period	$ 1,288	$ 489	$ 1,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands except share data)

	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
Series B Preferred Stock:
Balance at January 1,	5,736,488	$ 6	5,653,239	$ 6	5,558,503	$ 6
Dividends paid in-kind	89,182	-	83,249	-	101,642	-
Shares repurchased	-	-	-	-	(6,906)	-
Balance at December 31,	5,825,670	6	5,736,488	6	5,653,239	6
Common stock:
Balance at January 1,	11,307,264	11	10,183,864	10	10,090,244	10
Common stock issued	25,000	-	50,000	-	50,000	-
Restricted stock issued	100,000	-	1,073,400	1	-	-
Shares retired	(12,500)	-	-	-	(317,380)	-
Stock options exercised	-	-	-	-	361,000	-
Balance at December 31,	11,419,764	11	11,307,264	11	10,183,864	10
Treasury stock:
Balance at January 1,	(15,473)	(89)	(15,473)	(89)	(671,722)	(5,927)
Shares issued	-	-	-	-	338,869	767
Shares purchased	(14,579)	(61)
Shares retired	-	-	-	-	317,380	5,071
Balance at December 31,	(30,052)	(150)	(15,473)	(89)	(15,473)	(89)
Additional paid-in capital:
Balance at January 1,		98,423		97,183		100,819
Common stock issued		60		20		20
Restricted stock issued		185		1,137		-
Unearned compensation		(113)		-		-
Shares retired		(37)		-		(5,071)
Stock options exercised		-		-		920
Warrants issued		-		-		400
Preferred shares repurchased		-		-		(6)
Preferred shares dividend paid in-kind		89		83		101
Balance at December 31,		98,607		98,423		97,183
Receivables from stockholders:
Balance at January 1,		(5,906)		(5,906)		(5,021)
Loans forgiven		75		-		31
Loans repaid		96		-		-
Loans issued for options exercised		-		-		(916)
Balance at December 31,		(5,735)		(5,906)		(5,906)
Accumulated deficit:
Balance at January 1,		(74,770)		(59,015)		(36,198)
Net income/(loss)		3,795		(15,358)		(22,426)
Preferred shares dividend paid		(403)		(397)		(391)
Balance at December 31,		(71,378)		(74,770)		(59,015)
Accumulated other comprehensive loss:
Balance at January 1,		(598)		(1,181)		(778)
Minimum pension liability adjustment		587		166		(753)
Foreign currency translation adjustment		1		28		148
Reclassification of interest rate swap losses		-		-		202
Reclassification of foreign translation losses		-		389		-
Balance at December 31,		(10)		(598)		(1,181)
Total stockholders' equity		$ 21,351		$ 17,077		$ 31,008

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except for Per Share Amounts)

1.       DESCRIPTION OF BUSINESS AND SEGMENT INFORMATION:

Butler International, Inc., together with its wholly owned subsidiaries (the "Company"), provides outsourcing, project management and technical staff augmentation services in technical, information technology, and telecommunications disciplines including:  engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software quality assurance testing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation.  The Company also provides fleet maintenance and repair services to major ground fleet-holders nationwide.  These services are provided through three ISO 9002 certified business segments: Technical Services, Information Technology Services and Telecommunications Services.

Description of Business

Technical Services involve skilled technical and engineering personnel providing services to companies worldwide competing in a wide range of industries including aircraft/aerospace, defense, heavy equipment/machinery, research, energy, electronics, and pharmaceutical.  Technical services also encompasses engineering support services including strategic consulting, project management, drafting and design, and total outsourcing, while specializing in establishing, managing, and staffing dedicated engineering support centers carrying out both long-term and short-term projects. Utilizing software design platforms such as Pro/ENGINEER, CATIA, NASTRAN, PATRAN, Unigraphics, and AutoCAD, the Company's employees provide both staff augmentation and project engineering support in a number of different areas including design engineering, stress analysis/simulation, NC Programming, design, drafting, checking, and technical writing/illustration.

Information Technology Services help companies implement business solutions that harness the power of technology to optimize business performance.  The Company delivers Quality Assurance services that help clients implement more effective software quality assurance testing processes, which help prevent software defects from causing costly business interruptions.  The Company also provides clients with onsite, offsite and offshore application development and implementation services.  Butler provides the expertise clients need in order to successfully launch new, or enhance existing software applications critical to internal and external business operations.  Additionally, the Company provides enterprise network services, which help organizations design and implement internal networks capable of addressing the demands stemming from e-business activity and inherent security risks.  Clients also utilize the Company's information technology staffing services to augment their internal IT staff.  The Company provides these services to a variety of industries including financial services, telecommunications, and consumer products.  The Company's employees are specialists in a wide variety of applications, operating systems and platforms, offering a broad range of information technology expertise.

Telecommunications Services help telecommunications equipment manufacturers and service providers upgrade wireless and wireline network infrastructure to support enhanced voice, high speed data and video services. Services may be performed in the central office, which is the nerve center of the public network, or in the outside plant, and at cell site locations.  Services include integration of wireless, optical, and broadband network systems, including engineering, installation and test (EF&I).  Employees are skilled in working with a wide range of network equipment.  The Company operates a technical training facility in its Irving, Texas location devoted to broadening employee technical competencies and verification of employee capabilities.  Butler also provides fleet services, which involve customized fleet operations for major ground fleet-holders nationwide, mainly in the telecommunications sector, which include vehicle maintenance and repair and total fleet management solutions. Most of these services are provided by A.S.E. (Automotive Service Excellence) certified technicians.

Segment Information

The operating segments reported below are the segments of the Company for which operating results are evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The Company's reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies.  The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 2.  Intersegment sales are not significant.  The operating results for the Information Technology Services segment includes a goodwill impairment charge of approximately $12.3 million for the year ended December 31, 2003 (see Note 2).

The Company primarily operates in the United States.  Operations include the results of the India subsidiary.  Net sales from the India operation were approximately $852,000, $932,000, and $680,000 in 2004, 2003, and 2002, respectively.  It generated operating profits of approximately $192,000, $469,000, and $316,000 in 2004, 2003, and 2002, respectively.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except for Per Share Amounts)

Net sales and operating income/(loss) by segment:

	2004	2003	2002
Net sales:
Technical Services	$ 156,938	$ 123,516	$ 122,531
Telecommunication Services	71,345	60,341	84,687
Information Technology Services	21,886	24,054	37,074
Unallocated amounts	1,156	1,072	1,882
Consolidated Total	$ 251,325	$ 208,983	$ 246,174

Operating income/(loss):
Technical Services	$ 14,834	$ 10,673	$ 10,076
Telecommunication Services	5,759	2,964	4,629
Information Technology Services	1,856	(10,151)	3,703
Restructuring and other charges	-	(2,442)	(4,636)
Legal settlements and related costs	-	(2,262)	-
Unallocated amounts	(13,538)	(16,890)	(24,245)
Consolidated Total	$ 8,911	$ (18,108)	$ (10,473)

Management reviews the Company's assets on a consolidated basis because it is not meaningful to allocate assets to the various segments.  The Company evaluates segment performance based on revenues and operating profits.  The Company does not allocate income taxes or charges determined to be non-recurring in nature, such as restructuring and impairment charges.  Unallocated amounts of operating profits consist of corporate expenses, certain general and administrative expenses from field operations and goodwill amortization.

In 2004, Northrop Grumman accounted for approximately 11% of the Company's net sales.  In 2003, Los Alamos National Labs (University of California) accounted for approximately 11% of the Company's net sales. United Technologies Corp. (Sikorsky) accounted for approximately 11% and 12% of the Company's net sales in 2003 and 2002, respectively.  No other client individually represented more than 10% of net sales in 2004, 2003 or 2002.  Therefore, the Company does not believe it has a material reliance on any one customer as the Company provides services to numerous Fortune 1000 and other leading businesses.

2.       SIGNIFICANT ACCOUNTING POLICIES:

Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  The consolidated financial statements of the Company include the accounts of Butler International, Inc. and its consolidated subsidiaries after elimination of all significant intercompany transactions and balances.  On May 30, 2003, the Company sold its business in the United Kingdom ("UK").  The UK business was part of the Company's Technical Group reporting segment.  As a result of the sale of the UK business in 2003, the Company's previously reported consolidated financial statements for 2002 have been restated to present the discontinued UK operations separate from continuing operations.  (See Note 17 Discontinued Operations.)

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

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except for Per Share Amounts)

Property and Equipment

Property and equipment are recorded at cost.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which generally range between one and ten years except for the Company's headquarters building which has a thirty-year life.  Leasehold improvements are amortized by the straight-line method over the related lease or the estimated useful life of the asset whichever is shorter.  Upon disposal of property and equipment, the asset and related accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in earnings.  Fully depreciated assets are not removed from the accounts until physical disposition.  Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $1,915,000, $2,637,000, and $4,063,000, respectively.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets."  Goodwill is no longer amortized but rather is evaluated for impairment at least annually at the reporting unit level.  The Company has elected to perform annual tests for indications of goodwill impairment as of June 30 of each year.  The Company utilizes discounted cash flow models and relevant market multiples for comparable businesses to determine fair value used in the goodwill impairment evaluation.  In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting units.  Actual results could differ significantly from these estimates or related projections, resulting in impairment and losses related to recorded goodwill balances.  (See Notes 3 and 5.)

Long-Lived Assets

It is the Company's policy to review the carrying value of long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value.

Fair Value of Financial Instruments

The Company considers carrying amounts of cash, accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.  The Company's revolving credit facility and term loans are considered to be carried on the financial statements at their estimated fair values because they accrue interest at rate, which generally fluctuate with interest rate trends.  The carrying value of the Company's mortgage note, including the current portion, was $6,845,000 as of December 31, 2004, compared to an estimated fair value of $6,696,000 using discounted cash flows based on the Company's incremental borrowing rate.  The carrying value of the Company's mortgage note, including the current portion, was $6,916,000 as of December 31, 2003, which approximated its estimated fair value.  Interest rate swap agreements are carried at fair value, which is the estimated amount the Company would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the agreement.  The fair value of letters of credit is determined to be zero, as management does not expect any material losses to result from these instruments because performance is not expected to be required.

Derivative Financial Instruments

The Company utilizes derivative financial instruments, primarily interest rate swap agreements, to manage its exposure to interest rate fluctuations.  All derivatives are recognized on the balance sheet at their fair value.  The derivative financial instruments used by the Company are highly effective hedges as the terms of the financial instruments match those of the underlying debt.  All of the derivative financial instruments have been designated as cash flow hedges.  All derivatives are adjusted to their fair market value at the end of each reporting period.  Unrealized gains or losses for cash flow hedges are recorded in accumulated other comprehensive income/(loss) and are recognized in earnings as the hedged transaction occurs.  The Company does not enter into or hold derivatives for trading or speculative purposes.  During 2004 and 2003, the Company did not enter into any derivative financial instruments.

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

Stock-Based Compensation

The Company accounts for employee stock options and share awards under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as interpreted.  Accordingly, compensation cost for stock options and share awards is measured as the excess, if any, of the quote market price of the Company's stock at the date of the grant over the exercise price an employee must pay to acquire the stock.  The Company recognizes compensation cost arising from the issuance of share awards over the vesting period of the stock grant.  The Company has recognized no compensation expense related to employee stock options for any year shown as the Company generally graants stock options with the exercise price equal to the market value of the common stock on the date of grant.  Compensation costs for share awards amounted to approximately $72,000, $1,137,000 and $548,000 for 2004, 2003 and 2002, respectively.   See Note 9 for information regarding the Company's stock option plans and Note 12 for information regarding the Company's share awards.  SFAS No. 123, "Accounting for Stock-Based Compensation", encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company's financial statements.  The Statement also allows the Company to continue to account for stock-based employee compensation using the intrinsic value for equity instruments.  The Company has adopted the disclosure-only provision of SFAS No. 123 which requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if the fair value method of accounting had been used.  The Company also adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."    Had compensation cost for the stock options issued and share awards granted been determined based on the fair value at the grant date and recognized over the service period, which is usually the vesting period, consistent with provisions of SFAS No. 123, the Company's net income/(loss) and earnings/(loss) per share would have been changed to the pro forma amounts indicated as follows:

	2004	2003	2002
Net income/(loss) - as reported	$ 3,795	$ (15,358)	$ (22,426)
Add: Stock-based employee compensation
expense included in reported net
income/(loss), net of related tax effects	56	723	364
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(384)	(1,012)	(851)
Net income/(loss) - pro forma	$ 3,467	$ (15,647)	$ (22,913)

Earnings/(loss) per share:
Basic - as reported	$ 0.33	$ (1.55)	$ (2.27)
Basic - pro forma	0.30	(1.58)	(2.32)

Assuming dilution - as reported	$ 0.29	$ (1.55)	$ (2.27)
Assuming dilution - pro forma	0.26	(1.58)	(2.32)

The weighted average fair value of options granted during 2004, 2003, and 2002 was estimated to be $1.06, $0.50, and $1.48, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions assuming no dividends paid in the foreseeable future:

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except Per Share Amounts)

	2004	2003	2002
Risk-free interest rate	4.14%	3.98%	5.26%
Expected life	5.9 Years	6.1 years	6.9 years
Expected volatility	83.81%	101.53%	87.52%

Revenue Recognition

A majority of the Company's revenue is generated from time and material contracts where there is a signed agreement or approved purchase order in place that specifies the fixed hourly rate and other specific costs to be billed based on direct labor hours incurred.  Revenue from time and material service contracts is recognized based on direct hours incurred.  Fixed price contracts are primarily contracts to provide services related to installation and testing of equipment and for services performed by engineers.  Revenue from fixed price service contracts is recognized over the contract term based on the percentage of services (direct labor hours) that are provided during the period compared with the total estimated services (direct labor hours) to be provided over the entire contract.  Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent based upon estimating the cost to complete as determined by experience.  Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in accounts receivable.  Billings in excess of revenue that is recognized on service contracts are recorded as deferred income until the above revenue recognition criteria are met.  Variations from estimated contract performance could result in adjustments to operating results.

Allowance for Doubtful Accounts and Notes

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company reviews a customer's credit history before extending credit.  Initially, the Company establishes an allowance for doubtful accounts based on the overall aging of accounts receivable based on historical trends and other information.  This initial estimate is periodically adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations.  While the Company has a large customer base that is diverse as to industry and geography, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected customer defaults and additional allowances may be required.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company periodically assesses recoverability of deferred tax assets.  A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company and its subsidiaries file a consolidated federal tax return.  Where the Company believes that the deduction of an item is supportable for income tax purposes, the item is deducted in its income tax return.  However, where treatment of an item is uncertain, tax accruals are established based upon potential exposure of different outcomes.  These accruals are recorded in the accompanying consolidated balance sheet in other long-term liabilities, as the Company believes that these matters are more than one year away from any significant conclusiveness.  Changes to these accruals may occur for varying reasons, such as, but not limited to, a settlement with relevant tax authority, the expiration of statues of limitations for the subject tax year, changes in tax laws, rules and regulations, etc.

Earnings Per Common Share

The Company presents both basic and diluted loss per common share.  Basic earnings per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Earnings per common share assuming dilution reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company.  Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Accordingly, 199,976 weighted-average of restricted stock granted 2003 have been excluded from the calculation of diluted loss per share for the year ended December 31, 2003.  The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.  For the years ended December 31, 2004, 2003, and 2002, there were options and warrants totaling 1,144,604, 1,459,458, and 1,591,333, respectively, where the exercise price was greater than the average market price of the common shares and, therefore, were excluded from the computation of diluted earnings/(loss) per share.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except Per Share Amounts)

The following table presents the computation of basic and diluted earnings per common share from continuing operations:

	2004	2003	2002
Income/(loss) from continuing operations	$ 3,670	$(14,572)	$(10,414)
Less: Preferred stock dividends	(403)	(397)	(391)
Income/(loss) - basic earnings per share calculation	3,267	(14,969)	(10,805)
Add: Income impact of assumed conversions:
Convertible preferred stock dividend	403	-	-
Income/(loss) - diluted earnings per share calculation	$ 3,670	$(14,969)	$(10,805)

Weighted-average number of common shares:
Basic	10,228	10,174	10,037
Add: Incremental shares from
assumed conversions:
Restricted common stock	1,094	-	-
Stock options and warrants	197	-	-
Convertible preferred stock	1,641	-	-
Assuming dilution	13,160	10,174	10,037

Earnings/(loss) per common share from continuing operations:
Basic	$ 0.32	$ (1.47)	$ (1.07)
Assuming dilution	$ 0.28	$ (1.47)	$ (1.07)

3.       ACCOUNTING CHANGES:

Standards Implemented

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 requires that goodwill and other indefinite lived intangible assets not be amortized, but be tested for impairment at least annually at the reporting unit level.  An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.  The Company performed the transitional goodwill impairment test using a discounted cash flow analysis to determined the implied fair value of each of its reporting units and compared such values to the respective reporting units' carrying amounts.  This evaluation indicated that goodwill recorded in the Information Technology Services segment was impaired as of January 1, 2002.  Accordingly, the Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of accounting change for the write-down of goodwill to its fair value.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46").  FIN 46 requires that a variable interest entity ("VIE") be consolidated when a company is subject to the majority of the risk of loss from the VIE's activities or is entitled to receive the majority of the entity's residual returns, or both.  FIN 46 is effective immediately for all arrangements entered into after January 31, 2003.  For those arrangements entered into prior to January 31, 2003, FIN 46 is applicable to the Company as of December 31, 2003.  In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"), which partially delayed the effective date of the interpretation to March 31, 2004 and added additional scope exceptions.  The adoption of applicable provisions of FIN 46 in 2003 and the adoption of FIN 46R had no impact on the Company's consolidated results of operations and financial position.

New Standards to be Implemented

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," that will require the Company to expense costs related to share-based payments  with employees.  With limited exceptions, SFAS No. 123R requires that the fair value of share-based payments to employees be expensed over the period service is received.  SFAS No.123R is scheduled to be effective beginning in the third quarter of fiscal 2005.  SFAS No. 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is evaluating these transition methods.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it is dependent on the fair value and number of share-based payments granted in the future. The Company is currently evaluating the impact of this statement.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except Per Share Amounts)

In December 2004, the FASB issued SFAS no. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Mo. 29" effective for Nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006.  SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance.  SFAS no. 153 is not expected to have a material impact on the Company's consolidated results of operations and financial position.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4."  SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period.  It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities.  The standard is effective for the fiscal year beginning January 1, 2006.  The implementation of SFAS No. 151 will have no impact on the Company's consolidated results of operations and financial position.

4.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

Details of certain balance sheet accounts are as follows:

	2004	2003
Accounts Receivable:
Trade accounts receivable	$ 31,991	$ 30,147
Income tax receivable	-	157
Other including unbilled revenue	7,342	9,670
Allowance for doubtful accounts	(3,138)	(8,500)
	$ 36,195	$ 31,474
Property and Equipment:
Land	$ 5,662	$ 5,662
Buildings	4,168	4,168
Motor vehicles and equipment	6,216	6,151
Computer hardware and software	15,663	14,639
Leasehold improvements	2,545	2,515
	34,254	33,135
Less accumulated depreciation	(22,572)	(21,218)
	$ 11,682	$ 11,917
Accounts payable and accrued liabilities:
Accounts payable	$ 3,010	$ 4,451
Payroll and related benefits	4,775	5,963
Pension and other deferred benefits	2,234	2,435
Insurance-related payables	5,092	2,201
Accrued legal costs	300	1,190
Accrued audit costs	397	286
Taxes other than income taxes	1,957	1,746
Accrued restructuring charges	388	810
Other	1,506	1,093
	$ 19,659	$ 20,175

As discussed in Note 19, as a result of the change in the relationship with Chief Executive Magazine, certain amounts included in accounts receivable in 2003 have classified as long-term in 2004.

5.       GOODWILL:

On June 30, 2004 and 2003, the Company performed its annual goodwill impairment evaluation.  To determine the implied fair value of each of its reporting units, the Company used a present value technique (discounted cash flows) corroborated by market multiples for all reporting units.  The 2004 evaluation indicated that there was no impairment of its goodwill.  The 2003 evaluation indicated that goodwill recorded in the Information Technology Services segment was impaired and accordingly, the Company recognized a non-cash charge of approximately $12.3 million, (approximately $7.9 million, net of tax) in 2003.  The primary factor resulting in the impairment charge was the continuing difficult economic environment in the information technology sector.

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

The Company recognized a settlement loss of approximately $73,000 during 2003 resulting from reductions in employment levels primarily in connection with restructuring activities.  A settlement under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," must be recognized when the amount of single sum payments made during the year exceeded the sum of service and interest costs for that year.  In 2003, the settlement was deemed to have occurred as of December 31, 2003.

The accumulated benefit obligation for the Plan was approximately $2,632,000 and $2,575,000 at December 31, 2004 and 2003, respectively.  At December 31, 2003, the Company reduced its additional minimum pension liability by approximately $272,000 to approximately $790,000. At December 31, 2004, the fair value of plan assets exceeded the accumulated benefit obligation of the pension plan.  Accordingly, in accordance with SFAS No. 87, "Employer's Accounting for Pensions", the Company recorded a prepaid pension asset of approximately $795,000 in 2004.  The adjustments to the additional minimum pension liability were included in accumulated other comprehensive income.

Net periodic pension (income)/expense in 2004, 2003 and 2002 included the following components:

	2004	2003	2002
Interest cost	$ 148	$ 159	$ 160
Return on assets	(190)	(166)	(254)
Recognized net actuarial loss/(gain)	36	53	-
Settlement losses	-	73	30
Net periodic pension expense/(income)	$ (6)	$ 119	$ (64)

The change in benefit obligation, change in plan assets and reconciliation of funded status of the Plan for 2004 and 2003 were as follows:

	2004	2003
Change in benefit obligation:
Benefit obligations at beginning of year	$ 2,575	$ 2,410
Interest cost	148	159
Actuarial loss	52	201
Benefits paid	(143)	(17)
Settlements	-	(178)
Benefit obligations at end of year	$ 2,632	$ 2,575

Change in plan assets:
Fair value of the plan assets at beginning of year	$ 2,403	$ 2,085
Actual return on plan assets	400	530
Benefits paid	(143)	(17)
Settlements and other single sum benefits paid	-	(195)
Fair value of the plan assets at end of year	$ 2,660	$ 2,403

Funded status of plan:	$ 28	$ (172)
Unrecognized actuarial loss	767	962
Net amount recognized	$ 795	$ 790

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except Per Share Amounts)

Amounts recognized in the consolidated balance sheet consisted of:

	2004	2003
Prepaid/(accrued) pension cost	$ 795	$ (172)
Accumulated other comprehensive loss	-	962
Net amount recognized	$ 795	$ 790

The weighted-average assumptions were as follows:

	2004	2003	2002
Weighted average assumptions used
to determine funded status:
Discount rate	5.66%	6.00%	6.75%
Rate of compensation increase (1)	n/a	n/a	n/a

Weighted average assumptions used
to determine net periodic pension costs:
Discount rate	6.00%	6.75%	7.00%
Expected long-term rate of return
on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase (1)	n/a	n/a	n/a

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

The Plan's asset allocations at December 31, 2004 and 2003, by asset category were as follows:

	2004	2003
Equity securities	92%	88%
Certificates of deposits	-	2%
Cash and cash equivalents	8%	10%
	100%	100%

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

Equity securities include 61,900 shares of Butler International Inc. common stock with a market value of approximately $253,000 (9.52% of total plan assets) and $93,000 (3.89% of total plan assets) at December 31, 2004 and 2003, respectively.

The Company does not expect to make any contributions to the Plan in 2005.  Estimated future benefit payments are as follows:

2005	2006	2007	2008	2009	2010 -2014
$ 40	$ 48	$ 58	$ 76	$ 90	$ 789

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except Per Share Amounts)

401(K) Plan

The Company provides a 401(k) savings plan.  As of September 1, 2002, the Company suspended its matching program.  The Company made matching contributions of approximately $346,000 in 2002. As of January 1, 2005, the Company reinstated its matching program.

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

Postemployment and Postretirement Benefits

The Company currently does not provide postemployment and postretirement benefits other than pensions.

7.       DEBT:

Debt is summarized as follows:

	2004	2003
Revolving credit facility expiring 2006 with average
interest rate of 4.37% for 2004 and 4.13% for 2003	$ 23,062	$ 16,953
Variable-rate Term Loan A due 2006 with average
interest rate of 4.87% for 2004 and 4.63% for 2003	14,000	16,500
Variable-rate Term Loan B due 2006 with average
interest rate of 4.87% for 2004 and 9.03% for 2003	18,000	18,000
6.85% mortgage note due 2012	6,845	6,916
	61,907	58,369
Less current portion	(5,076)	(4,071)
	$ 56,831	$ 54,298

At December 31, 2004, the aggregate principal amounts of long-term debt (excluding revolving credit facility) scheduled for repayment for the years 2005 through 2009 were $5,076,000, $27,083,000, $88,000, $93,000 and $101,000 with $6,404,000 due thereafter.  The Company obtained an amendment to its credit agreement extending its revolving credit facility to April 1, 2006.  The Company plans to renew or extend this facility prior to its scheduled expiration.  The debt obligations of the Company's subsidiaries, Butler Service Group, Inc. ("BSG") and Butler New Jersey Realty Corporation ("BNJRC"), are reflected in the Company's consolidated balance sheet.  In order to obtain favorable terms, guarantees of subsidiary debt are issued to lending institutions requiring the parent company to repay the debt should BSG or BNJRC default on their debt obligations.  At December 31, 2004, all of the consolidated debt of the Company is subject to these guarantees.  Under the terms of the debt agreement, transfer of funds to the parent company by BSG is restricted.  BSG and BNJRC hold approximately 87.8% and 6.9%, respectively, of the Company's consolidated assets.  Management believes the likelihood of default by BSG or BNJRC is remote.

Revolving Credit Facility

GECC provides the Company with a revolving credit facility for loans up to $47 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million.  The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables.  On March 25, 2005, the Company and GECC entered into an amendment to the Second Amended and Restated Credit Agreement, dated September 28, 2001 (the "Credit Agreement").  This amendment, among other things, extends the term of the credit facility and two term loans to April 1, 2006 and increases the quarterly principal payments due October 1, 2005 and thereafter on Term A by $1.0 million to $2.0 million.  The interest rate on both term loans is based on the 30-day Commercial Paper Rate plus three hundred fifty basis points which is the same interest the Company pays on its Term Loan A.  The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points.  Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except Per Share Amounts)

At December 31, 2004, approximately $23.1 million was outstanding under the revolving credit facility and an additional $5.2 million was used to collateralize letters of credit.  The interest rate in effect at December 31, 2004 was 5.22%.  At December 31, 2004, $14.0 million and $18 million were outstanding under Term Loan A and Term Loan B, respectively, each with an effective interest rate of 5.72%.

The Company's Credit Agreement, as amended, contains various restrictive covenants that must be complied with on a continuing basis including the maintenance of certain financial ratios (minimum fixed charge coverage, minimum interest coverage, capital expenditures, and minimum tangible net worth) and restrictions on the amount of cash dividends, loans and advances within the consolidated group as well as other customary covenants, representations and warranties, funding conditions and events of default.  The Company received a waiver of certain financial covenants under the revolving credit facility, as amended, for the period ended December 31, 2003.  The Company was in compliance with all covenants at December 31, 2004.  The Company expects to be in compliance with all of its covenants through April 2006.

Letters of Credit

The Company has standby letters of credit in the amount of $3.2 million as collateral against its insurance program.  These letters are renewed annually.  The Company also has a $2.0 million letter of credit associated with its mortgage note.

Facility Mortgage

The Company has a 10-year, $7.0 million mortgage for its corporate office facility.  The mortgage' note has a fixed interest rate at 6.85%.  The mortgage note contains various financial and other covenants including the requirement to meet certain fixed charge coverage and liquidity amounts.  The Company was in compliance with all covenants at December 31, 2004.

Interest Rate Risk Management

The Company uses interest rate swap agreements from time to time to manage the impact of interest rate changes on underlying floating-rate mortgage.  During 2004 and 2003, the Company  did not enter into any swap agreements.  On September 30, 2002, the Company terminated its interest rate swap agreement in conjunction with the Company's refinancing of its mortgage.

8.       COMMITMENTS AND CONTINGENCIES:

The Company has operating leases for office space, furniture and computer and office equipment.  Substantially all of the property leases provide for increases based upon use of utilities and lessors' operating expenses.  Net rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $2.3 million, $3.1 million, and $5.4 million respectively. Estimated minimum future rental commitments under non-cancelable leases at December 31, 2004 are as follows:

2005	2006	2007	2008	2009	Thereafter	Total
$ 2,529	$ 1,507	$ 1,003	$ 424	$ 154	$ 4	$ 5,621

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

In March 2004, the Company reached an agreement in principal with Knott Partners, L.P. and Old Oak Partners, LLC to settle certain litigation.  Included in legal settlements and related costs in 2003 were the estimated costs of these settlements of approximately $1.6 million.  On August 25, 2004, the Supreme Court of New Jersey approved the settlement and release agreement.  The final agreement is included the following terms, among others:

(i.)              Edward M. Kopko ("E. Kopko") will waive any right he may have to receive payments or compensation for damages arising out of the Company's asserted breach of his Second Amended and Restated Employment Agreement;

(ii.)             E. Kopko will waive all rights he or his affiliates may have to receive managing general partner's fees arising out of his affiliation with the Chief Executive Group, L.P. and E. Kopko will cooperate fully in any judicial or non-judicial foreclosure of the Company's interest in Chief Executive Magazine;

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except Per Share Amounts)

(iii.)            the board of directors of the Company (the "Board") shall appoint Wesley Tyler as a member of the Board and shall nominate and recommend Frank Murray for election at the 2004 annual meeting of stockholders;

(iv.)           the current directors with outstanding loans to the Company shall, subject to certain limitations, repay certain outstanding loans through cash payment or tender to the Company of shares of stock of the Company, provided that the closing price of the Company's common or preferred stock reaches or exceeds $10.00 per share, averages
                  $10.00 per share over a period of thirty consecutive days, and does not fall below such $10.00 per share purchase price prior to repayment (see Note 17.); and

(v.)            the Company will pay the legal fees and disbursements of Knott Partners, L.P. and Old Oak Partners, LLC related to the lawsuit, not to exceed $400,000.

9.       STOCK OPTIONS:

The Company has in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel.  The Company has adopted a 1985 Incentive Stock Option Plan, a 1985 non-qualified Stock Option Plan, a 1989 Directors Stock Option Plan, a 1992 Stock Option Plan, a 1992 Incentive Stock Option Plan, a 1992 Stock Bonus Plan, and a 1992 Stock Option Plan for Non-employee Directors.  Options granted under the 1992 and 1985 stock plans expire ten years from the date they were granted and vest over service periods that range between zero to five years.  There were a total of 3,950,000 shares authorized under these plans.  Options granted under the 1989 and 1992 Directors Stock Option Plans expire five and ten years, respectively, from the date of grant and vest immediately.  There were a total of 937,500 shares authorized under the director plans.  In 2002, the stockholders approved the 2002 Stock Incentive Plan.  In 2004, the stockholders approved an amendment to the 2002 Stock Incentive Plan to increase the number of shares authorized under this plan from 1,500,000 to 2,000,000.  In 2003, the stockholders approved the 2003 Stock Incentive Plan.  The Company may grant up to 5,000,000 shares of common stock under this plan.  Upon the approval of the 2003 Stock Incentive Plan, the Board of Directors can no longer grant awards under the Company's other stock option and stock bonus plans, except for the 2002 Stock Incentive Plan.

During 2004, the Company issued through its 2002 Stock Incentive Plan and 2003 Stock Incentive Plan a total of 57,500 and 250,000, respectively, stock options to officers of the Company.  Also during 2004, the Company issued through its 2002 Stock Incentive Plan a total of 126,000 stock options to the Company's non-employee directors.

During 2003, the Company issued through its 2002 Stock Incentive Plan a total of 126,000 stock options to the Company's non-employee directors.

During 2002, the Company issued through its 1992 Stock Option Plan a total of 419,333 stock options to officers of the Company.  Also during 2002, the Company issued through its 2002 Stock Incentive Plan a total of 90,000 stock options to the Company's non-employee directors.

The following is a summary of stock option activity for the three years ended December 31, 2004:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding balance
at beginning of year	1,562,958	$ 5.67	1,568,833	$ 6.18	1,256,750	$ 7.42
Granted	433,500	1.81	126,000	0.74	509,333	2.18
Exercised	-	-	-	-	(98,500)	3.03
Canceled	(105,000)	10.03	(120,625)	7.45	(98,750)	6.46
Expired	(37,500)	3.33	(11,250)	2.08	-	-
Outstanding balance
at end of year	1,853,958	$ 4.57	1,562,958	$ 5.67	1,568,833	$ 6.18
Options exerciseable
at end of year	1,305,403	$ 5.25	1,305,403	$ 6.14	1,090,920	$ 7.32

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except Per Share Amounts)

Summarized below are stock options outstanding under the Company's option plans at December 31, 2004:

	Options Outstanding			Options Exerciseable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
	Outstanding	Life	Price	Exerciseable	Price
$0.00 - $1.00	126,000	8.5 years	$ 0.74	126,000	$ 0.74
$1.50 - $5.25	1,168,358	6.4 years	2.46	769,303	2.66
$5.50 - $8.63	381,600	3.9 years	7.57	381,600	7.57
$9.68 - $17.67	178,000	4.0 years	14.67	178,000	14.67
Total	1,853,958	5.8 years	$ 4.57	1,454,903	$ 5.25

10.    CUMULATIVE CONVERTIBLE PREFERRED STOCK:

The Company's Series B Cumulative Convertible Preferred Stock ("Series B Preferred Shares") accrues dividends at the rate of 7% per annum, based upon a liquidation value of $1.00 per share, payable in cash or in-kind at the option of the holder.  The aggregate liquidation preference at December 31, 2004 and 2003 was approximately $5,826,000 and $5,736,000, respectively.  In 2004, 2003 and 2002, dividends in-kind amounting to approximately $89,000, $83,000 and $101,000, respectively, were paid to the holders of Series B Preferred Shares.  Series B Preferred Shares are convertible at the election of the holder at a ratio of one Series B Preferred Share to 0.285 Common Shares.

11.    EMPLOYEE STOCK PURCHASE PLAN:

The Butler International, Inc. 1990 Employee Stock Purchase Plan (the "ESP Plan") made available $2.5 million for loans to officers, directors and other key employees to purchase Company stock.  Loans under ESP Plan are non-recourse, non-interest bearing loans whose were used to purchase shares of the Company's common stock at market value.  Therefore, no compensation expense was recognized when the loans were granted in accordance with APB 25.  Under the provisions of the ESP Plan, the Company may reduce the amount due with respect to each loan by 25 percent of the original principal balance on successive anniversary dates of the loan provided the employee has not terminated his employment for any reason other than that permitted by the ESP Plan.  The amount of the loan forgiveness is included in compensation expense in the year the loan is forgiven.  Two loans totaling $37,000 were forgiven in 2004 in connection with the resignations of two non-director executives.  No loans were forgiven in 2003.  A loan for $31,000 was forgiven in 2002 as a result of the retirement of a non-director executive.  The loans are collateralized by the shares of the stock purchased and each individual has entered into a pledge agreement and has executed a secured non-recourse promissory note.  One loan totaling $42,000 was repaid during 2004.  The outstanding balance of the ESP Plan loans is classified as a reduction in stockholders' equity on the consolidated balance sheet.  At December 31, 2004 and 2003, there are $792,000 and $872,000, respectively, of these loans outstanding.

12.    STOCK ACTIVITY:

In July 2004, the Company issued 25,000 shares of common stock at $2.40 per share to GECC in connection with an amendment to its Credit Agreement, which among other things, extended the term of the its credit facility and two term loans for one year.  The Company is amortizing the cost of these shares over one year.  In October 2004, the Company granted 100,000 shares of restricted stock to its Chief Executive Officer.  The stock is restricted for two years, subject to forfeiture or acceleration of vesting upon certain events.  The Company is amortizing the cost of these shares over a two- year period.

In October 2003, the Company's Chief Executive Officer elected to receive shares of the Company's restricted stock in lieu of $510,000 bonus payments owed him in cash for the nine-month period ended September 30, 2003. The Company granted 1,073,400 shares of restricted stock to him under the 2003 Stock Incentive Plan. The stock is restricted for three years, subject to forfeiture or acceleration of vesting upon certain events.  The Company included the cost of these share in compensation expense in 2003.  In November 2003, the Company issued 50,000 shares of common stock at $0.40 per share to GECC in connection with GECC's granting of a waiver of certain financial covenants under the revolving credit facility.  The Company included the cost of these shares in interest expense in 2003.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except Per Share Amounts)

During the first quarter of 2002, certain individuals, including directors, executed non-interest bearing, non-recourse notes payable to the Company in the aggregate amount of $554,000 in order to exercise options and warrants granted under various approved stockholder option plans and other stock purchase agreements to purchase a total of 188,500 shares of the Company's common stock.  In March 2002, the Company granted a total of 258,667 shares of its common stock to three of its officers under the 1992 Stock Bonus Plan.  The cost of these shares was included in compensation expense in 2002.

At December 31, 2003 and 2002, the Company had 22,500 common stock purchase warrants outstanding and exercisable with exercise prices ranging from $3.00 to $4.00 per share that expire on April 28, 2004.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

The components of and changes in accumulated other comprehensive loss are as follows:

			Accumulated
	Foreign	Minimum	Other
	Currency	Pension	Comprehensive
	Adjustments	Liability	Loss
Balance at December 31, 2002	$ (428)	$ (753)	$ (1,181)
Change in 2003	417	166	583
Balance at December 31, 2003	(11)	(587)	(598)
Change in 2004	1	587	588
Balance at December 31, 2004	$ (10)	$ -	$ (10)

Total other comprehensive loss for 2002 includes a reclassification adjustment of $202,000 (net of tax of $129,000) related to the termination of an interest rate swap agreement.  The income tax expense/(benefit) associated with the minimum pension liability adjustment was $375,000 and $106,000 in 2004 and 2003, respectively.  The currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.

14.    TREASURY STOCK:

In September 1999, the Company's Board of Directors authorized the repurchase of up to one million shares of its common stock representing approximately 10% of the outstanding shares.  The Company repurchased 686,511 shares in accordance with the stock repurchase program.  The Company re-issued or retired from treasury 671,038 common shares.  The Company uses its treasury stock for stock awards to certain employees in conjunction with their employment agreements.  The employee stock awards have a vesting period of two to four years.  Compensation expense is recorded over the vesting period.  The expense recorded in 2002 was approximately $13,000.  In 2002, 6,802 shares were vested and granted to employees.  No shares were granted or vested in 2004 or 2003.

15.    RESTRUCTURING AND OTHER CHARGES:

The Company recorded restructuring and other charges totaling approximately $2,442,000 and $4,636,000 during 2003 and 2002, respectively.  These charges were for costs incurred to eliminate excess capacity, to reduce both staff and service delivery personnel in all of the Company's business units, to close certain unprofitable locations, to terminate unprofitable contracts and activities, and the elimination of unnecessary equipment.  As a result of the restructuring, a total of 27 and 166 employees were terminated in 2003 and 2002, respectively.  No additional restructuring charges were recorded in 2004.  A summary of the significant components of the restructuring and other charges for the two years ended December 31, 2003 by segment:

	Technical	Telecom	Technology
2002:	Services	Services	Services	Unallocated	Total
Severance and other
employee costs	$ 74	$ 682	$ 289	$ 687	$ 1,732
Facility closing costs	-	519	(302)	-	217
Write-off of equipment cost	-	248	33	1,539	1,820
Other	-	-	-	867	867
Total restructuring	$ 74	$ 1,449	$ 20	$ 3,093	$ 4,636
2003:
Severance and other
employee costs	$ 490	$ 33	$ 150	$ 159	$ 832
Facility closing costs	135	145	595	197	1,072
Write-off of equipment cost	78	167	114	179	538
Total restructuring	$ 703	$ 345	$ 859	$ 535	$ 2,442

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except Per Share Amounts)

The following table presents a reconciliation of the restructuring charges in 2003, 2002 and 2001 to the balance remaining at December 31, 2004 and 2003, which is included in accounts payable and accrued liabilities ($388,000 and $810,000, respectively) and in other long-term liabilities ($120,000 and $438,000, respectively):

	Balance at				Balance at
	December 31,	2002			December 31,
	2001	Charges	Adjustments	Payments	2002
Severance and other
employee costs	$ 713	$ 1,765	$ (33)	$ (1,888)	$ 557
Facility closing costs	2,350	453	(236)	(1,521)	1,046
Write-off of equipment cost	-	1,820	-	(1,820)	-
Other	-	892	(25)	(867)	-
Total restructuring	$ 3,063	$ 4,930	$ (294)	$ (6,096)	$ 1,603

	Balance at				Balance at
	December 31,	2003			December 31,
	2002	Charges	Adjustments	Payments	2003
Severance and other
employee costs	$ 557	$ 1,043	$ (211)	$ (1,217)	$ 172
Facility closing costs	1,046	985	87	(1,042)	1,076
Write-off of equipment cost	-	538	-	(538)	-
Total restructuring	$ 1,603	$ 2,566	$ (124)	$ (2,797)	$ 1,248

	Balance at				Balance at
	December 31,	2004			December 31,
	2003	Charges	Adjustments	Payments	2004
Severance and other
employee costs	$ 172	$ -	$ (101)	$ (44)	$ 27
Facility closing costs	1,076	-	101	(696)	481
Total restructuring	$ 1,248	$ -	$ -	$ (740)	$ 508

All actions related to the Company's restructuring are complete.  The Company does not expect to incur additional restructuring charges in 2005 except for adjustments, if necessary, to existing accruals.  The projected payments of the remaining balances of restructuring charges incurred in 2003, 2002 and 2001 are as follow:

	2005	2006	2007	Total
Severance and other
employee costs	$ 16	$ 9	$ 2	$ 27
Facility closing costs	372	109	-	481
	$ 388	$ 118	$ 2	$ 508

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

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except Per Share Amounts)

16.    INCOME TAXES:

The reconciliation between the income tax expense/(benefit) computed by applying the federal statutory rate to income from continuing operations before income taxes to the actual expense/(benefit) is as follows:

	2004	2003	2002
Income tax expense/(benefit)
at statutory rate	$ 1,613	$ (7,795)	$ (5,312)
Goodwill impairment/amortization	-	337	-
Disallowed portion of business meals
and entertainment	74	151	235
State income tax	38	(790)	235
Expiration of credit carryforwards	-	-	385
Changes in valuation allowance	309	-	-
Reversal of tax accruals no longer required	(939)	(206)	(108)
Other including federal graduated
and foreign tax rate differentials	(21)	(52)	(31)
Income tax expense/( benefit)	$ 1,074	$ (8,355)	$ (5,312)

The components of income tax expense/(benefit) are as follows:

	2004	2003	2002
Current taxes
Federal	$ -	$ -	$ (3,214)
State	30	45	(1)
Total current taxes	30	45	(3,215)
Deferred tax expense/(benefit)	1,044	(8,400)	(2,097)
Income tax expense/(benefit)	1,074	(8,355)	(5,312)
Deferred tax expense/(benefit) on
discontinued operations	-	618	217
Deferred tax benefit on cumulative effect
of accounting change	-	-	(1,404)
Total income tax expense/(benefit)	$ 1,074	$ (7,737)	$ (6,499)

 Significant components of the Company's deferred tax assets/(liabilities) as of December 31, 2004 and 2003 are as follows:

	2004	2003
Current Deferred Tax Assets/(Liabilities):
Allowance for doubtful accounts	$ 3,417	$ 3,506
Accruals not currently deductible	4,365	3,284
Other	(206)	227
Net current deferred tax asset	7,576	7,017

Non-Current Deferred Tax Assets/(Liabilities):
Accruals not currently deductible	41	171
Depreciation, amortization and
goodwill impairment	2,557	3,328
Other	126	170
Tax loss carryforwards	4,087	5,785
Tax credit carryforwards	617	624
Valuation allowance	(1,583)	(1,315)
Net non-current deferred tax asset	5,845	8,763
Net deferred tax assets	$ 13,421	$ 15,780

The valuation allowance for deferred tax assets as of December 31, 2004 was $1,583,000.  The net change in the total valuation allowance for the year ended December 31, 2004 was a net increase of $268,000.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except Per Share Amounts)

As of December 31, 2004, the Company has utilized and received all of its refundable federal taxes arising from the carryback of net operating losses.  The Company has approximately $8.4 million of federal loss carryforwards arising from 2003 and 2002 net losses ($4.7 million expires in 2008 and $3.7 million expires in 2022 and 2023).  The Company also has approximately $32.0 million of state loss carryforwards arising from 2003, 2002 and 2001 operating losses, which expire in various years from 2011 to 2023.  In addition to those loss carryovers, the Company has approximately $0.6 million in federal tax credits available to offset future years' federal taxes.  These credits have an unlimited carryover life.  The Company believes that it is more likely than not that these federal and state loss and credit carryovers will be realized and, therefore, the income tax benefit has been recognized.  The 2002 refundable income taxes of $3.2 million were received in 2003.

At the end of 2002, the Company had approximately $2.7 million of U.K. net operating loss carryforwards available to reduce future U.K. taxable income.  Because of the Company's sale of its U.K. business in 2003, the deferred tax assets associated with these future benefits were written off.  This sale created a capital loss carryforward for U.S. tax purposes but as it is more likely than not that the Company will not be able to realize much, if any, benefit from this carryover, a valuation allowance was established against this deferred tax asset.

17.    DISCONTINUED OPERATIONS:

On May 30, 2003, the Company sold its UK Operations.  The total gross proceeds of the sale were $2.3 million (excluding any contingent payments based on the sold business' earnings).  The Company transferred approximately $1.1 million of cash as part of the UK Operations, resulting in a net cash inflow in 2003 related to the UK Operations divestiture of $1.2 million.  The loss on disposal recorded in 2003 was approximately $1.4 million, net of tax, and was recorded in (loss)/income from discontinued operations.  The sale agreement includes a provision that entitles the Company to an additional cash payment of $125,000 per year for the two-year period ending December 31, 2004 if the sold business achieves certain minimum performance targets.  These contingent payments will be recognized as income from discontinued operations upon receipt and separately disclosed.  In 2004, the Company received $125,000 additional proceeds from its sale of the UK Operations.  Summarized selected financial information for the discontinued operations is as follows:

	2004	2003	2002
Revenue	$ -	$ 10,234	$ 16,950

Income from operations, net of tax	$ 125	$ 621	$ 326
Loss on disposal, net of tax	-	(1,407)	-
Income/(loss) from
discontinued operations	$ 125	$ (786)	$ 326

18.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

The following table sets forth non-cash investing and financing activities and other cash flow information:

	2004	2003	2002
Cash received during the period for:
Federal, state and foreign income
tax refunds	$ 175	$ 3,284	$ 4,926

Cash paid during the period for:
Federal, state and foreign income taxes	$ 63	$ 32	$ 52
Interest	3,424	4,106	4,503

Non-cash investing and financing activities:
Notes from directors and a stockholder
to exercise options and warrants	$ -	$ -	$ 916
Note from former officer forgiven in
exchange for shares held as collateral	37	-	-
Warrants and stock issued to lender as
part of debt refinancing and waiver fees	60	20	420
ESP Plan loan forgiven	37	-	31
Stock grants to directors and employees	72	1,138	548

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except Per Share Amounts)

19.    RELATED PARTY TRANSACTIONS:

Since 1994, the Company has provided payroll and administrative services to Chief Executive Magazine, Inc. ("Chief Executive").  During 2001, E. Kopko, the Company's Chief Executive Officer, became the managing general partner of Chief Executive Group, L.P. ("CE Group"), the limited partnership that owns the magazine.  Also, in 2001, the Company converted approximately $2.0 million of accounts receivable from Chief Executive into a note receivable.  The note bears interest at three hundred basis points above the prime rate (8.0% at December 31, 2004).  In 2004, 2003 and 2002, due to the deterioration of the financial condition of Chief Executive, the Company increased its allowance for doubtful accounts and notes by $0.2 million, $1.8 million and $3.7 million, respectively, to cover its estimated losses resulting from Chief Executive's inability to make required payments.  In March 2004, the Company's Board of Directors approved taking action to assume full ownership of Chief Executive's assets.  Consequently a decision regarding disposition of the asset will be made at a later date.  In 2004, as a result of the pending foreclosure, the Company has included all of the receivables from Chief Executive and related allowances in other assets.  (See Note 21.)  The following table presents the billings, payments, interest charges and related charges to provision for doubtful accounts and notes for Chief Executive in 2004, 2003 and 2002.  At December 31, 2004, trade receivables and the note receivable from Chief Executive totaled approximately $8.6 million and $1.3 million, respectively, and are included in other assets net of allowances for doubtful accounts and notes of $5.9 million.  At December 31, 2003, trade receivables from Chief Executive of approximately $7.5 million are included in accounts receivable net of allowance for doubtful accounts of $5.3 million and the note receivable from Chief Executive of approximately $1.2 million is included in other current assets net of allowance for doubtful notes of $0.3 million.

Due from Chief Executive	2004	2003	2002
Accounts receivable at January 1,	$ 7,550	$ 5,841	$ 4,001
Billings for services provided	3,583	3,751	5,060
Payments received	(2,484)	(2,042)	(3,220)
Accounts receivable at December 31,	$ 8,649	$ 7,550	$ 5,841

Allowance for doubtful accounts at January 1,	$ (5,313)	$ (3,556)	$ -
Additions	(124)	(1,757)	(3,556)
Allowance for doubtful accounts at December 31,	$ (5,437)	$ (5,313)	$ (3,556)

Note receivable at January 1,	$ 1,178	$ 1,261	$ 1,805
Interest income	91	84	122
Payments received	-	(167)	(666)
Note receivable at December 31,	$ 1,269	$ 1,178	$ 1,261

Allowance for doubtful notes at January 1,	$ (345)	$ (261)	$ (139)
Additions	(91)	(84)	(122)
Allowance for doubtful notes at December 31,	$ (436)	$ (345)	$ (261)

One member of the Company's Board of Directors, Frederick H. Kopko, Jr. and Hugh G. McBreen, are partners in the Company's outside legal counsel, McBreen & Kopko.  Additionally, Frederick H. Kopko is the brother of Edward M. Kopko, the Company's chief executive officer.  During 2004, 2003, and 2002, the Company incurred approximately $673,000, $1,008,000, and $585,000, respectively, in fees and expenses to McBreen & Kopko.

Under various approved stockholder option plans and stock purchase agreements, certain directors, former directors and officers have executed non-recourse, non-interest bearing notes to the Company to purchase common stock.  The shares of the stock purchased by such individuals in connection with the loans collateralize the loans and each individual has entered into a pledge agreement and has executed a secured non-recourse promissory note.  The loans are payable on the later of the specific date set forth in such promissory notes or the date when the officer fails to remain continuously employed by the Company.  Directors and former directors with outstanding loans to the Company shall, subject to certain limitations, repay certain outstanding loans through cash payment or tender to the Company of shares of stock of the Company, provided that the closing price of the Company's common stock reaches or exceeds $10.00 per share, averages $10.00 per share over a period of thirty consecutive days, and does not fall below such $10.00 per share purchase price prior to repayment.

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except Per Share Amounts)

In 2004, one loan to a former officer for approximately $37,000 was forgiven in exchange for the shares held as collateral.  These shares were subsequently retired.  One former director loan totaling $54,000 was repaid during 2004.  The outstanding balance of these loans to the Company's CEO at December 31, 2004 and 2003 was $1,617,000.  The outstanding balance of these loans to the Company's directors, former directors and other stockholders at December 31, 2004 and 2003 was $4,121,000 and $4,212,000, respectively.  These stockholders' loans are classified as a reduction in stockholders' equity on the consolidated balance sheet.  Additionally, in 1999, the Company provided its CEO with a non-interest bearing loan in the amount of $822,000 to enable him to meet his tax obligation on options exercised in that year.  The full principal amount of this loan is currently outstanding and is classified as a reduction in stockholders' equity on the consolidated balance sheet.

Also, the Company has advanced amounts to its CEO against his future bonuses.  The outstanding balance of the advances to him on December 31, 2004 and 2003 was approximately $665,000 and is included in other current assets.  In 2003, the Company and its CEO have agreed on a repayment plan whereby certain bonus amounts due to the CEO will be used to pay down his outstanding advance balance.

The loans to these executives and directors were made prior to the effective date of the prohibition of loans to directors and executive officers under the Sarbanes-Oxley Act of 2002, and are grandfathered under such Act.

20.      SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	FIRST	SECOND	THIRD	FOURTH
2004 QUARTERS
Net sales	$ 57,912	$ 63,055	$ 65,106	$ 65,252
Gross margin	9,711	10,978	11,212	11,610

Income/(loss) - continuing operations	$ 152	$ 935	$ 1,299	$ 1,284
Income - discontinued operations (2)	-	125	-	-
Net income/(loss)	$ 152	$ 1,060	$ 1,299	$ 1,284
Earnings/(loss) per share of common stock:
Basic:
Continuing operations	$ 0.01	$ 0.08	$ 0.12	$ 0.12
Discontinued operations	-	0.01	-	-
	$ 0.01	$ 0.09	$ 0.12	$ 0.12
Assuming dilution:
Continuing operations	$ 0.01	$ 0.07	$ 0.10	$ 0.09
Discontinued operations	-	0.01	-	-
	$ 0.01	$ 0.08	$ 0.10	$ 0.09

2003 QUARTERS
Net sales	$ 49,499	$ 51,698	$ 53,695	$ 54,091
Gross margin	8,753	9,261	9,326	9,146

(Loss)/income - continuing operations (1)	$ (1,826)	$ (11,917)	$ 430	$ (1,259)
Income/(loss) - discontinued operations (2)	175	(1,125)	189	(25)
Net income/(loss)	$ (1,651)	$ (13,042)	$ 619	$ (1,284)
Earnings/(loss) per share of common stock:
Basic:
Continuing operations	$ (0.19)	$ (1.18)	$ 0.03	$ (0.13)
Discontinued operations	0.02	(0.11)	0.02	-
	$ (0.17)	$ (1.29)	$ 0.05	$ (0.13)
Assuming dilution:
Continuing operations	$ (0.19)	$ (1.18)	$ 0.03	$ (0.13)
Discontinued operations	0.02	(0.11)	0.02	-
	$ (0.17)	$ (1.29)	$ 0.05	$ (0.13)

BUTLER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands, except Per Share Amounts)

(1)     The Company incurred restructuring and other charges resulting in a total charge to operations in 2003 of $2,442,000.
          This total charge/(credit) was incurred by quarter as follows: $222,000 in the first quarter, $2,178,000 in the second quarter, $8,000 in the third quarter and $34,000 in the fourth quarter.  Additionally, the Company increased its provision for doubtful accounts and notes by $1,757,000 for its receivable from Chief Executive in the fourth quarter (see Note 19).
          Also, the Company recognized a non-cash impairment charge of approximately $12.3 million in the second quarter.

(2)     On May 30, 2003, the Company sold its UK Operations (see Note 17).

21.        SUBSEQUENT EVENTS:

Chief Executive

In 2004, the Company notified CE Group of its intent to initiate legal proceedings to foreclose on all of Chief Executive's property and assets due to Chief Executive's inability to repay its obligations to the Company.  (See Note 19.)  Negotiations for the non-judicial transfer to the Company of all the assets and certain liabilities of Chief Executive are substantially completed.  The partners of CE Group have been granted a brief period of time to indicate if they are willing to provide significant additional capital contributions to Chief Executive sufficient to, among other things, repay Chief Executive's indebtedness to the Company.  If the partners of CE Group do not submit a proposal for additional capital contributions, the Company expects the transfer of Chief Executive's assets to occur in the third or second quarter of 2005.

Delinquent Filing of Form 10-K and Form 10-Q

The Company did not filing its Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K") timely with the SEC.  Additional time to review the Company's accounting treatment of Chief Executive and related receivables for the years ended December 31, 2004 and 2003.

On April 19, 2005, the Company received a Nasdaq Staff Determination Letter indicating the Company's securities are subject to delisting from Nasdaq at the opening of business on April 28, 2005, because the Company's 2004 Form 10-K was not filed and as a result the Company failed to comply with the requirements for continued listing set forth in Nasdaq's Marketplace Rule 4310(c)(14).  Effective at the opening of business on April 21, 2005, the fifth character "E" was appended to the Company's trading symbol and it was changed from BUTL to BUTLE.

The Company appeared before the Nasdaq Listing Qualifications Panel on May 26, 2005 to request a further extension of the deadline to file its 2004 Form 10-K.

On May 25, 2005, the Company received a notice from Nasdaq that as a result of not timely filing its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 ("3/31/2005 Form 10-Q") it is not in compliance with Nasdaq's listing requirements.  During the May 26th hearing, the Company also requested from Nasdaq a further extension for compliance under Rule 4310(c)(14) for filing its 3/31/2005 Form 10-Q.

On July 12, 2005, the Company received a notice from Nasdaq permitting its stock to continue to trade under the BUTLE symbol until July 29, 2005 so long as the 2004 Form 10-K and 3/31/2005 Form 10-Q are filed on or before that date and other listing requirements are met.

Additionally, as a result of not timely filing its 2004 Form 10-K and 3/31/2005 Form 10-Q, the Company is in default under its credit facility with General Electric Credit Corporation ("GECC").  GECC has granted a waiver dated July 19, 2005 for not delivering the 2004 Form 10-K and 3/31/2005 Form 10-Q on a timely basis.   GECC is requiring that the Company file its 2004 Form 10-K within one week of the date of the waiver and file its 3/31/2005 Form 10-Q with in four weeks of the date of the waiver.  Additionally, GECC imposed a cap on the maximum amount of accounts payable and/or debt CE can have payable to the Company.  The cap is $10.6 million through December 31, 2005 and $10.4 million thereafter.

 F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Butler International, Inc.
Montvale, New Jersey

We have audited the accompanying consolidated balance sheets of Butler International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income/(loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (united States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Butler International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3, the Company changed its method of accounting for goodwill in 2002.

/s/Deloitte & Touche LLP

Parsippany, New Jersey
July 25, 2005

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    There have been no changes or disagreements with accountants on accounting and financial disclosures within the meaning of item 304(b) of Regulation S-K.

Item 9a. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

    Based on the evaluation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), the Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management team, have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

    The Company did not filing its Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 timely with the SEC.  Additional time was required to review the Company's accounting treatment of Chief Executive Magazine, a related party, and related receivables for the year ended December 31, 2004 and 2003.

(b)     Changes in Internal Controls

    During the period covered by this report, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9b. Other Information

    None.

PART III

Item 10. Directors and Executive Officers of Registrant

Directors, Executive Officers, Promoters And Control Persons

(a)     Identification of directors

    Pursuant to the Company's Articles of Incorporation and By-Laws, as amended, the Board of Directors currently consists of eight directors with five classes of directors having staggered terms of five years each.  One class of directors' term expires at each Annual Meeting, with the term of the First-Class Director expiring at this year's Annual Meeting.

Name	Age	Position
Edward M. Kopko	50	Chairman of the Board of Directors, President and Chief Executive Officer
Thomas F. Comeau [1,2,4]	63	Director
Walter O. LeCroy [1,2,3]	70	Director
Hugh G. McBreen	50	Director, Director Candidate
Frank H. Murray	52	Director
Louis F. Petrossi [1,3]	64	Director
Wesley B. Tyler	46	Director
Ronald Uyematsu [2,4]	44	Director

1                      Member of Audit Committee
2                      Member of Compensation Committee

3                      Member of Nominations Committee
4                      Member of 4350(H) Committee

(b)     Identification of executive officers

        The executive officers of the Company or its subsidiaries are appointed by the respective Board of Directors and hold office for one-year terms or until their respective successors have been duly elected.

Name	Age	Position
Edward M. Kopko	50	Chairman of the Board of Directors, President and Chief Executive Officer
James Beckley	52	Senior Vice President
Ivan Estes	61	Senior Vice President
Craig S. Tireman	47	Senior Vice President and Controller (Principal Financial and Accounting Officer)
Thomas J. Considine, Jr.	51	Senior Vice President and Chief Financial Officer (effective April 11, 2005)

(c)     Identification of certain significant employees

        Not applicable.

(d)     Family relationships

        There are no family relationships among any of the Company's executive officers and directors.

(e)     Business experience

Nominee For First-Class Director -- Term Expires In 2010

Hugh G. McBreen

        Mr. McBreen is a partner of the law firm of McBreen & Kopko, Chicago, Illinois, and has been associated with that firm since September 1983.  He is also the Secretary of Peter J. McBreen and Associates, Inc., a risk management and loss adjustment company.  Mr. McBreen practices in the area of aviation law.  He received an A.B. degree from Dartmouth College and a J.D. degree from Notre Dame Law School.  Mr. McBreen has been a director since 1986.

Directors Continuing In Office

Edward M. Kopko                                                                                                                                            Director since 1985 - Term expires in 2008

        Mr. Edward M. Kopko has been the President, Chief Executive Officer and the Chairman of the Board of Directors of the Company since its inception in November 1985.  Mr. Kopko has also been the Chairman, President and Chief Executive Officer of Butler Service Group, Inc. since 1989, and the chairman of other Butler subsidiaries.  In 2001, Mr. Kopko became the Chairman of the Board of Directors and Chief Executive Officer of Chief Executive Magazine.  Mr. Kopko is a past President of the National Technical Services Association, the predominant trade association for the contract technical services industry. Mr. Kopko holds a B.A. degree in economics from the University of Connecticut, an M.A. degree in economics from Columbia University, and he undertook doctoral work in economics at Columbia.

Thomas F. Comeau                                                                                                                                         Director since 2001 - Term expires in 2006

        Mr. Comeau is the President of Swissport Fueling, Inc., the fueling division of Swissport, Inc., and has been President since 1995.  Swissport is a wholly owned subsidiary of Candover Services Ltd., a London based investment organization.  Swissport does business at over 130 airports worldwide.  Mr. Comeau has served as Chairman of the Board of the National Air Transportation Association and Chairman of the General Aviation Taskforce.  He has been a Director of Butler Telecom, Inc. since 1998.  Mr. Comeau holds a B.S. degree from Salem State College, Salem, Massachusetts.

Walter O. LeCroy                                                                                                                                           Director since 2003 - Term expires in 2006

        Mr. LeCroy currently serves as a director of LeCroy Corporation (NASDAQ: LCRY), the Company he founded in 1963.  Using its core competency of wave shape analysis, defined as the capture and analysis of complex electronic signals, his company develops, manufactures, sells and licenses signal acquisition and analysis products.  Its principal product line consists of a family of high-performance digital oscilloscopes used primarily by electrical design engineers in various markets, including communications test, data storage and power measurement.  Mr. LeCroy holds a B.A. degree in physics from Columbia College.

Frank H. Murray                                                                                                                                            Director since 2004 - Term expires in 2009

        Mr. Murray is the Founder, President and Director of InterTech Media, LLC, a software company that provides software to media companies throughout the United States and the Caribbean, since 1999.  Concurrently, he is the Founder, President and Director of EMS Companies, LLC, and a publishing and software company.  From 1996 to 1999, he was Chairman and Chief Executive Officer of Goodman Manufacturing Company, one of the largest private companies in the United States.  Previously, he held leadership positions in merger and acquisition services with The Beacon Group, Merrill Lynch and Dillon Reed.  Mr. Murray received an A.B. degree in mathematics and economics from Ohio Wesleyan University, Delaware, OH and a M.B.A. degree from Harvard Business School, Boston, MA.  He is a Trustee of The Mead School, Stamford, CT.

Louis F. Petrossi                                                                                                                                             Director since 2003 - Term expires in 2008

        Mr. Petrossi has a varied business career mixing years in the financial services industry with Fortune 1000 companies.  Mr. Petrossi currently is the President and Managing Director of Louis F. Petrossi, Inc. in San Francisco, CA, a comprehensive financial planning business.    Prior to his career in financial services, Mr. Petrossi worked in marketing for Johnson & Johnson and Pitney Bowes.  Mr. Petrossi holds B.A. and M.A. degrees from the University of Hartford.

Wesley B. Tyler                                                                                                                                              Director since 2004 - Term expires in 2009

        Mr. Tyler is the Founder and Principal of Old Oak Partners, LLC, and a small business consulting and investment organization, since May 1999.  He is also the President and Director of North American Commercial Parts & Service, Inc., a holding company of regional businesses that provide parts and repair services for commercial food equipment, since July 2003.  He is also a Director and Principal of Westport Resources Investment Services, Inc., a registered broker-dealer with the SEC and National Association of Securities Dealers, and of Westport Resources Management, Inc., a registered investment advisor, since December 2002.  From 1991 to May 1999, Mr. Tyler was president of GCS Service, Inc., the largest independent servicer of commercial food equipment and in 1998 he directed the sale of GCS to Ecolab, Inc. (ECL: NYSE), a Fortune 500 company.  Mr. Tyler is registered as an Investment Advisor Representative through Flat Rock Three, LLC.  Mr. Tyler attended Manhattanville College, Purchase, NY and the University of Bridgeport, Bridgeport, CT.  He serves as a Director of St. Vincent's Medical Center Foundation, Bridgeport, CT and a Trustee of Greens Farms Academy, Westport, CT.

Ronald Uyematsu                                                                                                                                            Director since 2004 - Term expires in 2007

        Mr. Uyematsu has been associated with BMA Securities, a securities broker-dealer, since August 2004.  Mr. Uyematsu also has been a consultant for TMC Entertainment and its predecessor, Total Media Group, Inc., worldwide production and distribution companies, since May 2002.  From July 1998 to April 2002, Mr. Uyematsu held the position of Vice President at VMR Capital Markets, U.S., a registered broker-dealer. Mr. Uyematsu attended Boston College and the University of California, Irvine.

Executive Officers

        James Beckley was promoted to Senior Vice President - Technical Services and Project Engineering in April 2004.  Mr. Beckley had been Division Vice President - Butler International, Inc. (Technical Group) since January 1999.  Mr. Beckley joined Butler in December of 1990 as the Vice President for the Northwest territory (San Jose and Seattle) of the former CTS division. Mr. Beckley has held a wide variety of positions with Butler that included management responsibility for all sales, recruiting, and administration for the CTS division west of the Mississippi. He later became Vice President of BI Sales West, and eventually Vice President for all of BI Sales.  Mr. Beckley received a BA degree in Public Administration from California State University, Chico.

        Ivan Estes has been Senior Vice President - Telecommunication Services since October 2002.  Mr. Estes joined the Company in December of 1990 as Regional Sales Manager after a 25-year career with GTE.  In 1993, he was promoted to Vice President, West Division and in 1996, he was promoted to Vice President and given general manager responsibility for telecommunications services.  He was promoted to Senior Vice President in 1998.  Mr. Estes graduated from Texas A&M University with a BBA degree in Management.

        Craig S. Tireman has been Vice President - Finance and Controller since 2000.  Mr. Tireman began his career with Butler as a Junior Accountant with Butler Aviation.  Mr. Tireman held several positions within Butler's Aviation accounting department including Staff Accountant, Accounting Supervisor, Accounting Manager, and Assistant Controller. Butler Aviation was sold in late 1989.  After the transition (mid 1990), Mr. Tireman was hired as the Assistant Controller for Butler International. Shortly thereafter, he also assumed the Assistant Controller functions for Butler Service Group and all its subsidiaries.  Mr. Tireman has a BS degree in Accounting from Ramapo College of New Jersey.  Mr. Tireman tendered his resignation effective April 28, 2005.

        Thomas J. Considine, Jr. joined the Company on April 11, 2005 as Senior Vice President and Chief Financial Officer.  From November 2000 to April 2005, Mr. Considine was employed by Technitrol, a New York Stock Exchange company and a multi-national producer of electronic components and electrical contact parts.  Mr. Considine joined Technitrol as Treasurer in November 2000, served as its Vice President beginning May 2002, and served as Secretary beginning July 2004. Prior to Technitrol, from April 1998 until November 2000, Mr. Considine was the Treasurer of Vlasic Foods, a packaged food company.  Mr. Considine holds an M.B.A. in Finance from University of Pennsylvania, Wharton Business School, a Master's degree from Duke University, and a Bachelor of Science from Rutgers University.

(f)      Involvement in certain legal proceedings

        None

(g)     Promoters and control persons

        None

(h)     Audit committee financial expert

        The Company's Board of Directors has determined that, due to Mr. LeCroy's past and current affiliation with LeCroy Corporation, along with his other academic and business credentials, Mr. LeCroy has the prerequisite experience and applicable background to meet Nasdaq standards requiring financial sophistication of at least one member of the Audit Committee. The Company's Board of Directors has also determined that neither Mr. LeCroy nor any other member of the Audit Committee is an audit committee financial expert as defined by applicable SEC regulations. The Company may choose to recruit a director who satisfies the current requirements for an audit committee financial expert; however, the Company has not yet identified an individual satisfying those criteria as well as other criteria that the Company believes are important for an individual to make a meaningful contribution to the deliberations of the Board of Directors as a whole. There can be no assurance when, or if, the Company will identify such an individual in the foreseeable future.

(i)       Identification of the audit committee

        The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Messrs. Comeau, LeCroy and Petrossi are members of the Audit Committee. The Company's Board of Directors determined that all members of the Company's Audit Committee are independent under the current listing standards of the Nasdaq.  Mr. Comeau serves as Chair of the Audit Committee.

(j)       Procedure for submission of Director Nominees by Stockholders

        Stockholder recommendations of candidates for Board Membership will be considered when timely and properly submitted by a stockholder of record who is entitled to vote for the election of directors.  The written notice with sufficient detail including candidate's name, principal occupation during the past five years, listing of directorships, a statement that such nominee has consented to the submission of the nomination, amount of common stock of the Company held by the nominee and qualification (including information regarding compliance with the Company's by-laws on qualifications) should be sent to the Company's Corporate Secretary at 110 Summit Avenue, Montvale, NJ 07645.  To be considered, the written notice by the Corporate Secretary no later than December 15, 2005 (120 days before the estimated date of mailing of the 2006 proxy statement).

Section 16 (a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and any persons who beneficially own more than ten percent of the Company's common stock, to file certain reports of beneficial ownership of the common stock and changes in such ownership with the SEC and provide copies of these reports to the Company.  Based solely on its own review of these reports, management believes that during the year ended December 31, 2004, all filings applicable to its officers, directors, greater-than-ten-percent stockholders and other persons subject to Section 16 of the Securities Exchange Act of 1934, were timely.

Code Of Ethics

        The Company has adopted a Code of Business Conduct and Ethics ("Code of Ethics") as defined in Item 406 of Regulation S-K and as required by Nasdaq, which applies to all directors, officers and employees.  The Code of Ethics, including future amendments, is available free of charge on the Company's internet web site at www.butler.com under "Investors".  The Company will also post on its website any waivers under the Code of Ethics granted to any of its directors or executive officers.  The Company will also provide a copy of its Code of Ethics, without charge, to any investor that requests it.  Requests should be addressed in writing to: Corporate Secretary, Butler International, Inc., 110 Summit Avenue, Montvale, New Jersey 07645.

Item 11. Executive Compensation

Summary Compensation Table

        The following table summarizes cash and non-cash compensation for each of the last three fiscal years awarded to, earned by or paid to the Company's Chief Executive Officer and the other three executives officers for the year ended December 31, 2004 (collectively, the "Named Executive Officers").  In 2004, the Company had only four executive officers.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation[1] ($)	Restricted Stock Awards ($)	Securities Underlying Options[2] (#)	All Other Compensation[8] ($)
Edward M. Kopko President and CEO	2004 2003 2002	$426,727 425,844 449,950	$562,673 31,336 229,382	$581,524[3] 286,140[5] 518,612[7]	$185,000[4] 1,137,8046 --	250,000 -- 62,667	$67,268 67,220 77,423
James Beckley Sr. VP - Technical Services	2004 2003 2002	140,635 127,800 137,631	114,542 69,125 66,523	-- -- --	-- -- --	15,000 -- 40,000	1,085 1.085 6,425
Ivan Estes Sr. VP - Telecom Services	2004 2003 2002	168,365 153,000 164,769	97,500 40,000 35,000	-- -- --	-- -- --	10,000 -- 40,000	606 606 7,091
Craig S. Tireman VP - Finance and Controller	2004 2003 2002	134,733 103,740 107,520	30,000 25,935 27,300	-- -- --	-- -- --	25,000 -- 20,000	1,108 1,108 5,406

1                      Excludes perquisites and other personal benefits that, in the aggregate, do not exceed the lesser of $50,000 or 10% of the Named Executives Officer's salary and bonus for any year

2                      No options were repriced during the last fiscal year or at any time since the Company's inception.

3                      Consists of imputed interest on loans to buy common stock of the Company in the amount of $133,233, tax gross-up on imputed interest, insurance payments and accrued vacation payments in the amounts of $110,874, $55,748 and $281,689, respectively.

4                      The Company granted 100,000 shares of restricted stock to Mr. Kopko under the 2003 Stock Incentive Plan, which 33,333 shares are vested, 33,333 shares will become vested on October 15, 2005, 33,334 will become vested on October 15, 2006, subject to forfeiture or acceleration of vesting upon certain events.  The market value of the restricted shares at December 31, 2004 was $533,000.

5                      Consists of imputed interest on loans to buy common stock of the Company in the amount of $133,233 and tax gross-up on imputed interest and insurance payments in the amounts of $101,748 and $51,159, respectively.

6                      During 2003, Mr. Kopko elected to receive shares of the Company's restricted stock in lieu of $510,000 bonus payments owed him in cash for the nine-month period ended September 30, 2003. The Company granted 1,073,400 shares of restricted stock to him under the 2003 Stock Incentive Plan. The stock is restricted for three years, subject to forfeiture or acceleration of vesting upon certain events.  The market value of the restricted shares at December 31, 2004 was $5,721,222.

7                      Consists of imputed interest on loans to buy common stock of the Company in the amount of $133,233 and tax gross-up on imputed interest, insurance payments, 2001 bonus payments and stock awards in the amounts of $117,678, $59,169, $183,537 and $24,995, respectively.

8                      For the Named Executives Officers, this column includes the following payments by the Company in the years indicated:

Name	Year	401(k) Company Match	Term Life Insurance Payments	Disability and Whole Life Insurance Premiums
Edward M. Kopko	2004 2003 2002	-- -- $10,000	$276 228 431	$66,992 66,992 66,992
James Beckley	2004 2003 2002	-- -- 5,352	1,085 1,085 1,073	-- -- --
Ivan Estes	2004 2003 2002	-- -- 6,702	606 606 389	-- -- --
Craig S. Tireman	2004 2003 2002	-- -- 4,305	1,108 1,108 1,101	-- -- --

Stock Options Grants in Fiscal Year 2004

        This table shows stock options grants during 2004 to the Named Executive Officers.  No stock appreciation rights have been granted to the Named Executive Officers.

OPTIONS GRANTED IN 2004
Name of Individual	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date[1]	Grant Date Present Value[2]

Edward M. Kopko	250,000[3]	57.7%	$1.85	October 14, 2014	$270,907
James Beckley	15,000[4]	3.5%	1.50	February 9, 2014	13,176
Ivan Estes	10,000[5]	2.3%	1.50	February 9, 2014	8,784
Craig S. Tireman	25,000[6]	5.8%	2.28	May 25, 2014	33,624

1                      These options could expire earlier in certain situations such as an individual's termination of employment with the Company.

2                      The estimated fair value of stock options is measured at the grant date using the Black-Scholes option pricing model based on the following assumptions:  expected stock price volatility of 83.8% based on the average monthly closing price of the Company's common stock for 2004; expected term to exercise of approximately 5.93 years; and interest t-rates equal to the U.S. Treasury Note rates at the date of grant (4.08% for options granted on February 9, 2004, 4.72% for options granted on May 25, 2004, 4.13% for options granted on October 14, 2004 ).  The actual value, if any, an individual may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised.  Consequently, there is no assurance the value realized will be at or near the value estimated above.

3                      Consists of options granted under the 2003 Stock Incentive Plan on October 14, 2004, of which 83,333 are exercisable on each of April 14, 2005 and 2006 and 83,334 are exercisable on April 14, 2007.

4                      Consists of options granted under the 2002 Stock Incentive Plan on February 9, 2004, of which 5,000 are exercisable on each of February 9, 2005, 2006 and 2007.

5                      Consists of options granted under the 2002 Stock Incentive Plan on February 9, 2004, of which 3,333 are exercisable on each of February 9, 2005 and 2006 and 3,334 are exercisable on February 9, 2007.

6                      Consists of options granted under the 2002 Stock Incentive Plan on May 25, 2004, of which 8,333 are exercisable on each of May 25, 2005 and 2006 and 8,334 are exercisable on May 25, 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

        No options were exercised by the Named Executives Officers in fiscal year 2004.  This table shows information regarding the number and value of options held at year-end by the Named Executives Officers.

2004 YEAR-END OPTION VALUES
			Number of Securities Underlying Unexercised Options at 2004 Year-End (#)	Value of Unexercised In-the-Money Options at 2004 Year-End ($)
Name of Individual	Shares Acquired On Exercise (#)	Value Realized	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Edward M. Kopko	0	$0	307,8781 / 270,889	$349,837 / $937,054
James Beckley	0	$0	40,1662/ 28,334	$85,598 / $100,252
Ivan Estes	0	$0	45,1663 / 23,334	$85,598 / $81,102
Craig S. Tireman	0	$0	15,3344/ 31,666	$42,802 / $97,648

1                      Consists of: (1) currently exercisable non-qualified stock options to purchase 26,100 shares, granted in 1986 and 1987 at an option price of $6.68 per share; (2) currently exercisable options to purchase 90,000 shares under the 1992 Incentive Stock Option Plan, granted on August 2, 1993, at an exercise price of $2.93 per share; (3) currently exercisable options to purchase 150,000 shares under the 1992 Non-Qualified Plan, granted on December 1, 1999, at an exercise price of $8.00 per share; (4) options to purchase 62,667 shares under the 1992 Incentive Stock Option Plan granted on March 1, 2002, at the  exercise price of $2.12 per share, of which 20,889 became exercisable on each of March 1, 2003 and 2004 and 20,889 will become exercisable on March 1, 2005; and (5) options to purchase 250,000 shares under the 2002 Stock Incentive Plan granted of October 14, 2004, at the exercise price of $1.85 per share, of which 83,333 are exercisable on each of April 14, 2005 and 2006 and 83,334 are exercisable on April 14, 2007.

2                      Consists of: (1) currently exercisable incentive stock options to purchase 3,000 shares, granted in December 1996 at an exercise price of $6.42 per share; (2) currently exercisable incentive stock options to purchase 3,375 shares granted in December 1997 at an exercise price of $11.25 per share; (3) currently exercisable incentive stock options to purchase 3,375 shares granted in April 1999 at an exercise price of $13.00 per share; (4) currently exercisable incentive stock options to purchase 3,750 shares granted in February 2000 at an exercise price of $9.69 per share; (5) options to purchase 40,000 shares under the 1992 Incentive Stock Option Plan granted on March 1, 2002, at the  exercise price of $2.12 per share, of which 13,333 became exercisable on each March 1, 2003 and 2004 and 13,334 will become exercisable on March 1, 2005;  and (6) options to purchase 15,000 shares under the 2002 Stock Incentive Plan granted on February 9, 2004 at $1.50 per share, of which 5,000 are exercisable on each of February 9, 2005, 2006 and 2007.

3                      Consists of: (1) currently exercisable incentive stock options to purchase 4,500 shares, granted in December 1996 at an exercise price of $6.42 per share; (2) currently exercisable incentive stock options to purchase 4,500 shares granted in December 1997 at an exercise price of $11.25 per share; (3) currently exercisable incentive stock options to purchase 4,500 shares granted in April 1999 at an exercise price of $13.00 per share; (4) currently exercisable incentive stock options to purchase 5,000 shares granted in February 2000 at an exercise price of $9.69 per share; (5) options to purchase 40,000 shares under the 1992 Incentive Stock Option Plan granted on March 1, 2002, at the  exercise price of $2.12 per share, of which 13,333 became exercisable on each March 1, 2003 and 2004 and 13,334 will become exercisable on March 1, 2005; and (6) options to purchase 10,000 shares under the 2002 Stock Incentive Plan granted on February 9, 2004 at $1.50 per share, of which 3,333 are exercisable on each of February 9, 2005 and 2006 and 3,334 are exercisable on February 9, 2007.

4                      Consists of: (1) currently exercisable incentive stock options to purchase 2,000 shares, granted on May 11, 2000 at an exercise price of $8.00 per share; (2) options to purchase 20,000 shares under the 1992 Incentive Stock Option Plan granted on March 1, 2002, at the exercise price of $2.12 per share, of which 6,667 became exercisable on each March 1, 2003 and 2004 and 6,666 will become exercisable on each of March 1, 2005; and (4) options to purchase. 25,000 shares, granted under the 2002 Stock Incentive Plan on May 25, 2004, of which 8,333 are exercisable on each of May 25, 2005 and 2006 and 8,334 are exercisable on May 25, 2007

Defined Benefit Plan Disclosure

        Staff employees of the Company, including the executive officers referred to in the Summary Compensation Table, are entitled to participate in the Butler Service Group, Inc. Defined Benefit Plan (the "Plan"), which is a non-contributory, defined benefit retirement plan.  The Defined Benefit Plan was frozen as of December 31, 1996.  Retirement benefits are computed on the basis of a specified percentage of the average monthly base compensation (during any 60 consecutive months of an employee's final 120 months of employment which results in the highest average) multiplied by the employee's years of credited service.  The Plan provides for several optional forms of benefit payment including a straight life annuity, a 50% joint and survivor annuity, a period certain annuity, and a lump sum.  Retirement benefits are in addition to benefits payable from Social Security.  Normal retirement age is 65, although benefits may begin as early as age 55 with ten years of service.  A pension benefit is vested after five years of service.

        As of December 31, 1996, the Named Executive Officers had the following years of credited service for retirement compensation purposes: Mr. Kopko--11, Mr. Beckley--6, Mr. Estes--6, and Mr. Tireman--14.  The following table shows the estimated annual retirement benefits payable assuming that retirement occurs at age 65.

PENSION PLAN TABLE
Average Annual Earnings for the Highest Consecutive	Years of Service
60 Months of the Last 120 Months Prior to 1/1/97	10	15	20	25

$100,000	$11,532	$17,298	$23,064	$28,830
$150,000*	$17,532	$26,298	$35,064	$43,830

*Salary limited by terms of Plan and the law to $160,000 as of January 1, 1997.  For Mr. Kopko, the compensation used for service prior to 1994 is $235,840.

        The above pensions are offset by pension equivalents from two other plans: (1) The Company sponsored Employee Stock Ownership Plan ("ESOP"); and (2) Pensions purchased from Nationwide Insurance Company due to termination of predecessor plan.  The ESOP has approximately 46,000 shares of the Company's stock.  The shares of stock were allocated to employees over seven years beginning in 1987 and ending in 1993.

        The Company established a 401(k) savings plan ("401(k) Plan") for all employees.  The 401(k) Plan is designed to provide an incentive for employees of the Company, including the Named Executive Officers, to save regularly through payroll deductions.  The Company may make matching contributions or other additional discretionary contributions to the 401(k) Plan in amounts determined by the Employee Benefits Administrative Committee.  As of September 1, 2002, the Company suspended its matching program.  On January 1, 2005, the matching program was reinstated.

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

Directors Compensation

        Of the Company's current directors, only Mr. Kopko is a salaried employee of the Company.  All other directors receive separate compensation for Board services.  That compensation is comprised of:

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

        The cash compensation paid to each non-employee director in 2004 was as follows:  Mr. Comeau - $35,350; Mr. Hussey - $18,000; Mr. Frederick Kopko, Jr. - $14,000; Mr. LeCroy - $32,800; Mr. McBreen - $33,650; Mr. Murray - $12,000; Mr. Nagaswami - $28,500; Mr. Petrossi - $27,700; Mr. Tyler $12,000; and Mr. Uyematsu - $18,850.

Employment Contracts and Termination of Employment and Change-in-Control Arrangement

        On December 12, 2002, as the result of the Sarbanes-Oxley Act of 2002 and management salary reductions, the Board of Directors and the Executive Compensation Committee approved the terms of a second amended and restated employment agreement (collectively, the "Employment Agreement") with Mr. Kopko.  Under the Employment Agreement, Mr. Kopko has agreed to serve as President, Chairman of the Board and Chief Executive Officer of the Company, and in a similar capacity for the Company's subsidiaries, for a term commencing on January 1, 1991 and terminating three years after a notice of termination is given by either the Company or Mr. Kopko, subject to earlier termination in accordance with the terms of the Employment Agreement.

        The Employment Agreement provides for base compensation and annual raises of not less than five percent of the prior year's salary.  The employment agreement, however, further provides that (i) during the year 2002, Mr. Kopko's salary reflected a ten percent reduction effective September 2002: (ii) Mr. Kopko would not receive the automatic five percent salary increase for the year 2002; (iii) Mr. Kopko would not receive the automatic five percent increase for the year 2003 and (iv) Mr. Kopko would not receive the automatic five percent increase for the year 2004.  Mr. Kopko will also receive payment of a performance bonus (referred to in the Employment Agreement as an annual cash bonus) in an amount equal to five percent of the Company's operating income of $3 million or less, plus three percent of operating income above $3 million, but not less than $150,000 per quarter.  The Employment Agreement also provides for an incentive bonus based on the successful completion of management objectives and other factors.  In no event is the total annual bonus to exceed four times Mr. Kopko's base salary.

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

Compensation Committee Interlocks And Insider Participation

        The Compensation Committee is comprised entirely of independent directors and is advised by an independent consultant retained by the Company.  No employee of the Company serves on the Compensation Committee.  The Company employs Mr. Comeau's son in a non-executive officer position.  Mr. Comeau's son's compensation exceeds $60,000 annually.

Board Compensation Committee on Executive Compensation

        The Company's executive compensation programs are intended to attract and retain qualified executive and non-executive officers and to motivate them to achieve goals that will lead to increased stockholder value.  A portion of most executives' compensation is dependent upon the Company's profitability and appreciation in the market price of the Company's common stock.  Achievement of certain other corporate goals and individual performance objectives also impact executive compensation.

        The main components of executive compensation are: base salary, annual incentive cash bonus, and longer-term equity-based incentive compensation.  The Compensation Committee periodically reviews independent surveys, peer group compensation, compensation trends, and competitive factors in making judgments on the appropriate compensation package for each executive employee.  In certain cases, the Company has hired executive talent from outside, and both base pay and other compensation elements have been determined with the guidance of the executive search firm used for that purpose. The Compensation Committee's decisions also acknowledge that Butler's Retirement Program is very modest compared with many other companies, with the Company's Defined Benefit Plan frozen since 1996.

        The "Industry Report on Top Management Compensation - 2004/2005", published by Watson Wyatt Data Services ("WWDS"), was the primary source for reviewing the compensation of executive and non-executive officers for 2004.  WWDS is a leading provider of global compensation, benefits and employment practices information.  WWDS is also the survey service the Employers Association of New Jersey uses.  In addition, in late 2004, the Compensation Committee engaged a Watson Wyatt consultant to review the compensation of its CEO, Mr. Kopko, and its other named executive officers, and to make recommendations on their compensation structure going forward.  In particular, the consultants recommended additional structure around the annual bonus program based on setting target bonus levels at the 50th percentile.

        In its review, the Committee determined that Mr. Kopko's salary in 2004 was above the 50th percentile, or median, for CEOs of "All Non-Manufacturing Companies" in Butler's sales range, and his total cash compensation, including a guaranteed bonus component, was significantly above the median.  Mr. Kopko's long-term incentive compensation, however, was significantly below the median.  As a result, his total direct compensation was below the median.  The Committee noted that Mr. Kopko's base salary was scheduled to increase significantly effective April 1, 2005, in accordance with his employment agreement, after four years of no increases and one salary decrease.  Even with this salary increase factored into 2004, Mr. Kopko's total direct compensation would still have been below the median.

        With guidance from the consultant, the Committee concluded that Mr. Kopko was fully compensated and that no additional guaranteed compensation was warranted at the present time.  The Committee also concluded that no additional stock grants were advisable in light of his already significant ownership position in the Company.

        In evaluating Mr. Kopko's compensation against the Company's performance, the Committee acknowledges that Butler compared unfavorably with its peer group on most financial measures over the three-year period 2001-2003.  The Committee noted, however, that such measures as EBITDA, cash flow, net income and stock price all improved significantly in 2004, and that Mr. Kopko deserves recognition for the Company's strong turnaround.  Among the accomplishments, Butler returned to profitability for the first time since 2000, with sales up 20% to $251 million.  Butler's stock price rose from $1.50 to over $5.00.  Gross margins increased while SG&A expenses decreased.  The Company embarked on a three-pronged strategic course, and client satisfaction reached its highest level ever.

        Using the same approach with the other three named executive officers, their combined base salaries were below the median of the WWDS survey for comparable positions, and slightly below the median for total cash compensation.  Collectively, their long-term incentive compensation was significantly below the median and, therefore, their total direct compensation was also below the median.  An analysis of total compensation of non-executive officers showed similar results.

        Executive Employment Agreements:  On December 12, 2002, the Board of Directors and the Executive Compensation Committee approved the terms of a second amended and restated employment agreement (collectively, the "Employment Agreement") with Mr. Kopko.  The terms of Mr. Kopko's Employment Agreement are set forth below under "Employment Agreements".

        James Beckley, the Company's Senior Vice President - Technical Services and Project Engineering, entered into an employment agreement effective July 2001, as authorized by the Committee.  Ivan Estes, the Company's Senior Vice President - Telecommunication Services, entered into an employment agreement effective July 2001, as authorized by the Committee.  The terms of these employment agreements are set forth below under "Employment Agreements".

        Base Salary:  Using WWDS survey information, the Committee looked at the base salary and total cash compensation for each officer position compared with companies of similar size and complexity as determined by sales range.  Except for certain equity adjustments or a significant increase in responsibilities, annual salary increases have generally been limited to cost of living adjustments.  In general, however, no salary increases were given during 2002 or 2003 to executive and non-executive officers.  In fact, the officer group had taken a 10% pay cut in late 2002, and these pay cuts were not restored until April 2004.

        Annual Incentive Cash Bonus:  Each executive officer and certain non-executive officers are eligible to participate in an annual cash bonus plan.  A contractual agreement is reached early in the year, with each such officer to be given the opportunity to earn a cash bonus generally based in part on the achievement of profitability and in part on the accomplishment of several key individual, department, or business unit objectives that are believed to be vital to the Company's success.  The financial objectives are generally based on operating income of the Company as a whole, or of a business unit, division or region -- rather than on target thresholds.  The mix between financial and non-financial objectives depends upon the nature of each executive's responsibilities.  An officer with bottom line responsibility typically has a greater portion of incentive bonus tied to the operating profit of his or her group.  However, all executive officers and non-executive officers have some portion of their bonus dependent upon the successful completion of non-financial objectives such as specific projects for their group and/or individually.  The bonuses awarded in 2004 to the officers (other than the CEO) reflect the mix of corporate, department and individual performance achieved.  The Committee intends to explore Watson Wyatt's recommendation for additional structure around the bonus program.

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

        The plans currently in use are the 2002 Stock Incentive Plan and the 2003 Stock Incentive Plan, which replaced the 1992 Incentive Stock Option Plan, the 1992 Non-Qualified Stock Option Plan, the 1992 Stock Bonus Plan and the 1990 Employee Stock Purchase Plan.

        The Committee believes it is important that the CEO and other senior officers have a significant number of stock options whose value can provide a powerful incentive to driving the Company's bottom line and stock performance.  Stock option awards are based on an officer's level of responsibilities and expected contribution, rather than following the achievement of certain targets.  In 2004, a total of 307,500 incentive stock options were awarded to five officers, including 300,000 incentive stock options to the Named Executive Officers.  In addition, the CEO received 100,000 shares of restricted stock.

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

COMPENSATION COMMITTEE

Thomas F. Comeau, Chair
Walter O. LeCroy
Ronald Uyematsu

Performance Graph

        The following graph compares the cumulative total return on the Company's common stock for the last five years with the cumulative total return of the NASDAQ Market Index and a self-constructed peer group of companies.  The peer group companies are CDI Corporation, Comforce Corporation, Computer Horizons Corporation, Dycom Industries, Inc., Keane, Inc., Kelly Services, Inc., Mastec, Inc., Quanta Services, Inc., RCM Technologies, Inc., and SOS Staffing Services, Inc.  The results are based on an assumed $100 invested on December 31, 1999 and the reinvestment of dividends.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

        This information is included in Item 5.

Security Ownership of Certain Beneficial Owners and Management

        The following table presents information as of the Record Date regarding the beneficial ownership of the Company's common stock and Series B 7% cumulative convertible preferred stock by: (i) all persons known by the Company to be the beneficial owners of more than 5% of the common stock and/or preferred stock of the Company; (ii) each director and nominee; (iii) each executive officer named in the Summary Compensation Table on page 11; and (iv) all directors and executive officers as a group.  Under the rules of the Securities and Exchange Commission, "beneficial ownership" includes shares for which the individual, directly or indirectly, has or shares voting or investment power, whether or not the shares are held for the individual's benefit.  Unless otherwise stated, all shares are held directly with sole voting and investment power.  The business address of the named stockholders is the address of the Company, except as otherwise noted.  Except as disclosed in the chart below, the Company knows of no other person or group owning 5% or more of any class of the Company's voting securities.

PRINCIPAL STOCKHOLDERS

	Common Stock[1]		Series B Preferred Stock[2]		Total Equivalent Voting Rights[3]
Name
Number of Shares Beneficially Owned
		Percent of Class	Number of Shares Beneficially Owned	Percent of Class	Number of Shares	Percent of Total
Edward M. Kopko	2,136,847[4]	17.9%	1,228,992	21.1%	3,365,839	18.9%
Hugh G. McBreen	355,371[5]	3.1%	1,277,299[6]	21.9%	1,632,620	9.4%
Wesley B. Tyler	168,600[7]	1.5%	--	--	168,600	1.0%
Walter O. LeCroy	133,950[8]	1.2%	--	--	133,950	0.8%
Thomas F. Comeau	127,747[9]	1.1%	--	--	127,747	0.7%
Frank H. Murray	48,300[10]	0.4%	--	--	48,300	0.3%
Louis F. Petrossi	36,000[11]	0.3%	--	--	36,000	0.2%
Ronald Uyematsu	18,000[12]	0.2%	--	--	18,000	0.1%

James Beckley	137,330[13]	1.2%	--	--	137,330	0.8%
Ivan Estes	93,556[14]	0.8%	--	--	93,556	0.5%
Craig Tireman	57,534[15]	0.5%	--	--	57,534	0.3%

Frederick H. Kopko, Jr.	398,953[16]	3.5%	1,319,907[17]	22.7%	1,718,860	9.9%
David M. Knott	996,600[18]	8.8%	--	--	996,600	5.8%
Estate of John F. Hegarty	148,700[19]	1.3%	842,722	14.5%	991,422	5.7%
Bruce S. Kovner/Caxton Associates, L.L.C.	609,716[20]	5.4%	--	--	609,716	3.5%

All directors and executive officers as a group (11 persons)	3,313,235[21]	26.4%	2,506,291	43.0%	5,819,526	31.7%

1                      Assumes as to each person or entity the exercise of his or its options and warrants.

2                      Series B Preferred Stock consists of 5,825,670 outstanding shares, has one vote per share, and is convertible into shares of Common Stock at a rate of 0.285 per share of Series B Preferred Stock.

3                      Doesn't assume conversion of Series B Preferred Stock.

4                      Includes 1,173,400 shares of restricted stock, which 33,333 shares are vested, 33,333 shares will become vested on October 15, 2005, 33,334 will become vested on October 15, 2006 and 1,073,400 shares will become vested on October 24, 2006.  The restricted stock is subject to forfeiture or acceleration of vesting upon certain events.  Also, includes 578,767 shares that may be purchased upon exercise of options granted under Butler stock option plans.

5                      Includes 5,437 shares beneficially owned by Mr. McBreen's children (as to which Mr. McBreen disclaims beneficial ownership), and 141,000 shares that may be purchased upon exercise of options granted under Butler stock option plans.  The business address of Mr. McBreen is 20 North Wacker Drive, Suite 2520, Chicago, IL 60606.

6                      Includes 2,982 shares owned by Mr. McBreen's wife (as to which Mr. McBreen disclaims beneficial ownership).

7                      Includes 18,000 shares that may be purchased upon exercise of options granted under Butler stock option plans. Also, includes 150,000 shares held through Old Oak Partners, LLC.  Mr. Tyler is a managing member of Old Oak Partners, LLC.

8                      Includes 36,000 shares that may be purchased upon exercise of options granted under Butler stock option plans.

9                      Includes 84,000 shares that may be purchased upon exercise of options granted under Butler stock option plans.

10                    Includes 18,000 shares that may be purchased upon exercise of options granted under Butler stock option plans.

11                    Consists of 36,000 shares that may be purchased upon exercise of options granted under Butler stock option plans.

12                    Consists of 18,000 shares that may be purchased upon exercise of options granted under Butler stock option plans.

13                    Includes 93,500 shares that may be purchased upon exercise of options granted under Butler stock option plans.

14                    Includes 78,500 shares that may be purchased upon exercise of options granted under Butler stock option plans.

15                    Includes 47,000 shares that may be purchased upon exercise of options granted under Butler stock option plans.

16                    Includes 108,000 shares that may be purchased upon exercise of options granted under Butler stock option plans.  The business address of Mr. Kopko is 20 North Wacker Drive, Suite 2520, Chicago, IL 60606.

17                    Includes 8,464 shares owned by Mr. Kopko's wife (as to which Mr. Kopko disclaims beneficial ownership).

18                    Based on publicly available information reported on June 7, 2004, Mr. Knott may be deemed to own beneficially 996,600 shares of the Company's Common Stock.  Mr. Knott individually has the sole power to vote and to dispose of 539,000 shares of the Company's Common Stock held in the Knott Partners, L.P.'s account and, as managing member of Knott Partners Management, LLC, of 74,500 shares held in the account of the 3(c)(7) Fund.  As President of Dorset Management Corporation ("Dorset"), Mr. Knott (i) has the sole power to vote and dispose of 9,300 shares of Common Stock held in two client's accounts and (ii) shares with each of Dorset's other clients the power to vote and dispose of that part of the 364,500 shares held in each such client's respective accounts. The business address of Mr. Knott is 485 Underhill Boulevard, Syosset, NY 11791.

19                    Includes 139,200 shares that may be purchased upon exercise of options granted under Butler stock option plans.

20                    Based on publicly available information reported on February 3, 2005, Mr. Kovner and Caxton Associates, L.L.C. ("Caxton") may be deemed to own beneficially 609,716 shares of the Company's Common Stock.  Mr. Kovner is the Chairman of Caxton and the sole shareholder of Caxton Corporation, the manager and majority owner of Caxton.  Caxton is the trading advisor to GDK, Inc. ("GDK") and Caxton International Limited ("CI") and as such, has voting and dispositive power with respect to investments of Caxton, CI and GDK.  CI owns 534,293 shares of the Company's Common Stock and GDK owns 75,423 shares of the Company's Common Stock.  The business address of GDK is c/o Prime Management Limited, Mechanics Building, 12 Church Street, Hamilton HM11, Bermuda.

21                    Includes 1,304,767 shares that may be purchased upon exercise of options granted under Butler stock option plans.

Item 13. Certain Relationships and Related Transactions

(a)     Transactions with management and others

        The Company employs Mr. Comeau's son whose compensation exceeds $60,000 annually.

(b)     Certain business relationships

        Since 1994, the Company has provided payroll and administrative services to Chief Executive Magazine, Inc. ("Chief Executive").  During 2001, E. Kopko, the Company's Chief Executive Officer, became the managing general partner of Chief Executive Group, L.P. ("CE Group"), the limited partnership that owns the magazine.  Also in 2001, the Company converted approximately $2.0 million of accounts receivable from Chief Executive into a note receivable.  The note bears interest at three hundred basis points above the prime rate (8.0% at December 31, 2004).  In 2004, 2003 and 2002, due to the deterioration of the financial condition of Chief Executive, the Company increased its allowance for doubtful accounts and notes by $0.2 million, $1.8 million and $3.7 million, respectively, to cover its estimated losses resulting from Chief Executive's inability to make required payments.  (See Note 19 to consolidated financial statements.)

        The Company has a first secured position in the assets of Chief Executive.  In March 2004, the Company's Board of Directors approved assuming full ownership of Chief Executive's assets.  It is anticipated that ownership will be achieved through a judicial proceeding to transfer all of the assets and certain liabilities of Chief Executive.  The Company notified CE Group of its intent to initiate legal proceedings to foreclose on all of Chief Executive's property and assets due to Chief Executive's inability to repay its obligations to the Company.  Negotiations for the non-judicial transfer to the Company of all the assets and certain liabilities of Chief Executive are substantially completed.  The partners of CE Group have been granted a brief period of time to indicate if they are willing to provide significant additional capital contributions to Chief Executive sufficient to, among other things, repay Chief Executive's indebtedness to the Company.  If the partners of CE Group do not submit a proposal for additional capital contributions, the Company expects the transfer of Chief Executive's assets to occur in the third or fourth quarter of 2005.

        One member of the Company's current Board of Directors, Mr. McBreen, is a partner in the Company's outside legal counsel, McBreen & Kopko.  Frederick H. Kopko, Jr., who is also a partner at McBreen & Kopko, is the brother of Mr. Kopko.  During 2004, the Company incurred approximately $673,000 in fees and expenses to McBreen & Kopko.  Frederick H. Kopko, Jr. resigned as a director effective with the date of the 2004 Annual Meeting.

(c)     Indebtedness of management

        Under various approved stockholder option plans and stock purchase agreements, certain directors, former directors and officers have executed non-recourse, non-interest bearing notes to the Company to purchase common stock.  The shares of the stock purchased by such individuals in connection with the loans collateralize the loans and each individual has entered into a pledge agreement and has executed a secured non-recourse promissory note.  The loans are payable on the later of the specific date set forth in such promissory notes or the date when the officer fails to remain continuously employed by the Company.  Directors and former directors with outstanding loans to the Company shall, subject to certain limitations, repay certain outstanding loans through cash payment or tender to the Company of shares of stock of the Company, provided that the closing price of the Company's common stock reaches or exceeds $10.00 per share, averages $10.00 per share over a period of thirty consecutive days, and does not fall below such $10.00 per share purchase price prior to repayment.  In 2004, one loan to a former officer for approximately $37,000 was forgiven in exchange for the shares held as collateral.  These shares were subsequently retired.  One former director loan totaling $54,000 was repaid during 2004.  The outstanding balance of these loans to the Company's CEO at December 31, 2004 and 2003 was $1,617,000.  The outstanding balance of these loans to the Company's directors, former directors and other stockholders at December 31, 2004 and 2003 was $4,121,000 and $4,212,000, respectively.  These stockholder loans are classified as a reduction in stockholders' equity on the consolidated balance sheet.  Additionally, in 1999, the Company provided its CEO with a non-interest bearing loan in the amount of $822,000 to enable him to meet his tax obligation on options exercised in that year.  The full principal amount of this loan is currently outstanding and is classified as a reduction in stockholders' equity on the consolidated balance sheet.  The loans to these executives and directors were made prior to the effective date of the prohibition of loans to directors and executive officers under the Sarbanes-Oxley Act of 2002, and are grandfathered under such Act.

        Also, the Company has advanced amounts to Mr. Kopko against his future bonuses.  The outstanding aggregate balance of the advances to Mr. Kopko on December 31, 2004 was $665,295 and the largest aggregate amount of advances outstanding during 2004 was $696,634.  In 2003, the Company and Mr. Kopko agreed on a repayment plan whereby certain bonus amounts due him will be used to pay down his outstanding advance balance.  In April 2005, a bonus in the amount of $30,730 was applied against his advances.

Item 14. Principal Accounting Fees and Services

Audit Fees

        The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2004 and 2003 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years were approximately $318,000 and $295,000, respectively.

Audit-Related Fees

        Fees for audit-related services for fiscal years 2004 and 2003 primarily related to employee benefit plan audits and accounting consultations, approximated $42,000 and $138,000, respectively.

Tax Fees:

        Fees for tax compliance, tax advice and tax planning for fiscal years 2004 and 2003 approximated $9,000 and $22,000, respectively.

All Other Fees

        There were no fees for other services for fiscal years 2004 and 2003.

Pre-Approval Policies

        The Audit Committee has adopted a policy which requires it to pre-approve the audit and non-audit services performed by the Company's auditor in order to assure that providing such services will not impair the auditor's independence.

        For audit services, Deloitte & Touche LLP will provide the Audit Committee each fiscal year with an engagement letter outlining the scope of the audit services proposed to be performed in connection with that fiscal year.  If agreed to by the Committee, the Committee will formally accept this engagement letter at a scheduled meeting.  The independent auditor will submit to the Committee an audit services fee proposal after acceptance of the engagement letter.  The Committee must approve that fee proposal.  In connection with its approval of the fee proposal, the Committee will also pre-approve the expenditure by management of an amount up to an additional 10% of such fee proposal to cover such additional costs as may be incurred for audit services that are performed for that fiscal year.

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

        To ensure prompt handling of unexpected matters, the Committee delegates to the Chair of the Committee the authority to amend or modify the list of approved and permissible non-audit services and fees.  The Chair will report any action taken to the Committee at the next Committee meeting.  The Committee expressly does not delegate to management its responsibilities to pre-approve services performed by the independent auditor.

        The independent auditor must ensure that the Committee has approved all audit and non-audit services provided to the Company.  The Company's Vice President - Finance and Controller will be responsible for tracking all of the independent auditor's fees against the budget for such services and report at least annually to the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)     The following documents are filed as part of this report:

        (1)        Financial Statements:

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004

Consolidated Statements of Comprehensive Income/(Loss) for each of the three years in the period ended December 31, 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

Consolidated Statements of Stockholders' Equity for each
of the three years in the period ended December 31, 2004

Notes to Consolidated Financial Statements

Report of Independently Registered Accountants

        (2)        Financial Statement Schedules for each of the three years in the period ended December 31, 2004:

 I - Condensed Financial Information of Registrant

II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (3)        Exhibit Index is included after signatures.  New exhibits, listed as follows, are attached:

Exhibit No.

Description

10.35(i)	Ninth Amendment, dated March 25, 2005, between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.35(i).

10.35(j)	Tenth Amendment, dated July 19, 2005, between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.35(j).

22.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 32.2.

(b)     The Registrant has filed, as exhibits to this annual report on Form 10-K, the exhibits by required by Item 601 of Regulation S-K.

(c)     The Registrant has filed, as financial statement schedules to this annual report on Form 10-K, the financial statements required by Regulation S-X, which are excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 25, 2005	BUTLER INTERNATIONAL, INC.
(Registrant)

By: /s/ Edward M. Kopko
Edward M. Kopko, Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edward M. Kopko	Chairman of the Board of Directors	July 25, 2005
Edward M. Kopko	and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas J. Considine, Jr	Senior Vice President	July 25, 2005
Thomas J. Considine, Jr.	and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas F. Comeau	Director	July 25, 2005
Thomas F. Comeau

/s/ Walter O. LeCroy	Director	July 25, 2005
Walter O. LeCroy

/s/ Hugh G. McBreen	Director	July 25, 2005
Hugh G. McBreen

/s/ Frank H. Murray	Director	July 25, 2005
Frank H. Murray

/s/ Louis F. Petrossi	Director	July 25, 2005
Louis F. Petrossi

/s/ Wesley B. Tyler	Director	July 25, 2005
Wesley B. Tyler

/s/ Ronald Uyematsu	Director	July 25, 2005
Ronald Uyematsu

Schedule I

Butler International, Inc. - Parent Only condensed financial statements are presented in Schedule I as Butler International, Inc. (the "Company") guarantees the debt of its subsidiaries, Butler Service Group, Inc. and Butler New Jersey Realty Corporation.  These condensed financial statements should be read in conjunction with the consolidated financial statements of the Company in its 2004 Annual Report on Form 10-K.

	Schedule I (continued)
BUTLER INTERNATIONAL, INC. - PARENT ONLY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(in thousands)

	December 31,
	2004	2003
ASSETS
Current assets	$ 75	$ 73
Income tax receivable	-	-
Deferred income taxes	13,422	15,780
Investment in subsidiaries	16,362	10,986
Other assets	-	(3)

Total assets	$ 29,859	$ 26,836

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$ 8,486	$ 8,868
Long-term liabilities	22	891

Stockholders equity:
Preferred stock	6	6
Common stock	11	11
Additional paid-in capital	98,607	98,423
Receivables from stockholders	(5,735)	(5,906)
Accumulated deficit	(71,378)	(74,770)
Accumulated other comprehensive loss	(10)	(598)
Sub-total	21,501	17,166
Less treasury stock	(150)	(89)
Total stockholders' equity	21,351	17,077

Total liabilities and stockholders' equity	$ 29,859	$ 26,836

The accompanying notes are an integral part of these financial statements.

		Schedule I (continued)
BUTLER INTERNATIONAL, INC. - PARENT ONLY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31,
	2004	2003	2002
INCOME
Interest income	$ 3	$ 3	$ -
Intercompany income	-	50	79
Total income	3	53	79

EXPENSES
Administrative and operating expenses	534	834	826
Interest expense	-	-	8
Total expenses	534	834	834

Equity in income/(losses) of subsidiaries	5,374	(22,907)	(28,176)

Income/(loss) from operations before income taxes	4,843	(23,688)	(28,931)

Income tax expense/(benefit)	1,048	(8,330)	(6,505)

Net income/(loss)	$ 3,795	$ (15,358)	$ (22,426)

The accompanying notes are an integral part of these financial statements.

		Schedule I (continued)
BUTLER INTERNATIONAL, INC. - PARENT ONLY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$ 3,795	$ (15,358)	$ (22,426)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Provision for deferred taxes	1,044	(8,400)	(2,097)
Stock awards and grants	132	1,158	-
Noncash change in investment in subsidiaries	(5,376)	22,919	28,025
Other changes that (used) provided cash:
Other current assets	(2)	(2)	14
Income tax receivable	-	3,185	1,607
Other assets	(3)	40	16
Accounts payable and accrued liabilities	618	(3,252)	(5,180)
Long-term liabilities	70	(4)	-
Net cash provided by (used in) operating activities	278	286	(41)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	-	-	5
Cash dividends	(314)	(314)	(290)
Repayment of director loans	96
Issuance of treasury stock	-	-	184
Repurchase of treasury shares	(61)	-	(6)
Net cash (used in) provided by financing activities	(279)	(314)	(107)

Effect of exchange changes on cash	1	28	148

Net increase (decrease) in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Schedule I (continued)

BUTLER INTERNATIONAL, INC. - PARENT ONLY
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1.       ACCOUNTING POLICIES:

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements of Butler International, Inc (the "Company") in its 2004 Annual Report on Form 10-K.

The investments in the Company's subsidiaries are carried at the Company's equity of the subsidiary, which represents amounts invested less the Company's equity in the income/loss to date.  Significant intercompany balances and activities have not been eliminated in this unconsolidated financial information.

No cash dividends were received from subsidiaries during the past three years.

2.       CONTINGENT LIABILITIES:

The Company guarantees the debt of its subsidiary, Butler Service Group, Inc. ("BSG") and Butler New Jersey Realty Corporation ("BNJRC").  At December 31, 2004, this guarantee totaled approximately $61.9 million.  Under the terms of the debt agreement, transfer of funds to the Company by BSG is restricted (see Note 7 of the Company's consolidated financial statements in its 2004 Annual Report on Form 10-K).  This guarantee would require payment by the Company only in the event of default on payment by BSG or BNJRC.  Management believes the likelihood of default by BSG or BNJRC is remote.

					Schedule II
BUTLER INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	accounts	Deductions	period

2002
Allowance for doubtful
accounts receivable	$ 2,617	$ 3,556	$ 328	$ 77	$ 6,424
Allowance for doubtful
notes receivable	790	-	-	-	652

2003
Allowance for doubtful
accounts receivable	$ 6,424	$ 2,356	$ -	$ 280	$ 8,500
Allowance for doubtful
notes receivable	912	84	-	-	996
Allowance for deferred taxes	-	1,316	-	-	1,316

2004
Allowance for doubtful
accounts receivable	$ 8,500	$ 243	$ -	$ 169	$ 8,574
Allowance for doubtful
notes receivable	996	91	-	-	1,087
Allowance for deferred taxes	1,316	267	-	-	1,583

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX

Exhibit No.	Description

3.1

Articles of Incorporation of the Registrant, as amended, filed as Exhibit No. 3(a) to the Registrant's Registration Statement on Form S-4, Registration No. 33-10881 (the "S-4"), and hereby incorporated by reference.

3.2	Amended and Restated By-laws of the Registrant, as filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 13, 2004 and hereby incorporated by reference.

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

10.35(h)

Eighth Amendment, dated November 10, 2004, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.35(h) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit No.	Description

10.35(i)	Ninth Amendment, dated March 25, 2005, between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.35(i).

10.35(j)	Tenth Amendment, dated July 19, 2005, between Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.35(j).

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

10.57

Settlement and Release Agreement, dated May 5, 2004, filed as Exhibit 10.57 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and hereby incorporated by reference.

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