Form 10-Q
period 2005-03-31
BUTLER INTERNATIONAL INC /MD/
filed 2005-08-12
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 (Mark One)

    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 29, 2005
Common stock, $0.001 par value	11,496,145

	BUTLER INTERNATIONAL, INC.
	Form 10-Q for Period Ended March 31, 2005
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets
	at March 31, 2005 (unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of Operations
	for the three-month periods ended March 31, 2005 and 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows
	for the three-month periods ended March 31, 2005 and 2004 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

Exhibit Index		21

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of
	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash	$ 228	$ 1,288
Accounts receivable, net	39,359	36,195
Inventories	75	75
Other current assets	8,676	9,332
Total current assets	48,338	46,890

Property and equipment, net	2,920	11,682
Assets held for sale	8,889	-
Other assets	12,377	12,154
Goodwill	33,999	33,999

Total assets	$ 106,523	$ 104,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 19,672	$ 19,659
Current portion of long-term debt	6,079	5,076
Total current liabilities	25,751	24,735

Revolving credit facility	25,516	23,062
Other long-term debt	31,746	33,769
Other long-term liabilities	1,813	1,808
Commitments and contingencies (see note 9)

Stockholders' equity:
Series B 7% Cumulative Convertible Preferred Stock: par value $0.001 per share, authorized 15,000,000, issued 5,748,125 in 2005 and 5,825,670
in 2004; Liquidation preference $5,748 in 2005 and $5,826 in 2004	6	6
Common stock: par value $0.001 per share, authorized
125,000,000; issued 11,419,764 in 2005 and 2004;
outstanding 11,411,812 in 2005 and 11,389,712 in 2004	11	11
Additional paid-in capital	98,511	98,607
Receivables from stockholders	(5,735)	(5,735)
Accumulated deficit	(71,046)	(71,378)
Accumulated other comprehensive loss	(11)	(10)
Sub-total	21,736	21,501
Less - Treasury stock 7,952 shares in 2005 and 30,052 in 2004	(39)	(150)
Total stockholders' equity	21,697	21,351

Total liabilities and stockholders' equity	$ 106,523	$ 104,725

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Quarter Ended March 31,
	2005	2004
	(unaudited)	(unaudited)

Net sales	$ 64,065	$ 57,912
Cost of sales	53,217	48,201
Gross margin	10,848	9,711

Depreciation and amortization	372	493
Selling, general and administrative expenses	8,740	7,979
Operating income	1,736	1,239

Interest expense	993	995

Income before income tax	743	244

Income tax expense	310	92

Net income	$ 433	$ 152

Earnings per share of common stock:
Basic	$ 0.03	$ 0.01
Assuming dilution	$ 0.03	$ 0.01

Average number of common shares and
common share equivalents outstanding:
Basic	10,255	10,218
Assuming dilution	13,720	12,998

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 433	$ 152
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	372	493
Provision for doubtful accounts and notes	81	91
Provision for deferred taxes	917	91
Amortization of deferred financing charges	38	200
Stock awards and grants	15	-
Other changes that (used)/provided cash:
Accounts receivable	(3,219)	(7,945)
Inventories	-	(6)
Other current assets	(25)	79
Other assets	(468)	(62)
Current liabilities	(88)	(1,215)
Other long-term liabilities	-	116
Net cash used in operating activities	(1,944)	(8,006)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(499)	(230)
Net cash used in investing activities	(499)	(230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facility	2,454	8,449
Repayment of long-term debt	(1,020)	(518)
Financing fees paid	(50)	-
Proceeds from repayment of notes receivable from director	-	96
Net cash provided by financing activities	1,384	8,027

Effect of exchange rate changes on cash	(1)	2
Net decrease in cash	(1,060)	(207)
Cash at beginning of period	1,288	489
Cash at end of period	$ 228	$ 282

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousand except per Share Amounts)

1.       BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Butler International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements.  Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 due to seasonal and other factors.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2.       DESCRIPTION OF BUSINESS AND SEGMENT INFORMATION:

The Company provides outsourcing, project management and technical staff augmentation services in technical, information technology, and telecommunications disciplines including:  engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software quality assurance testing, software applications development and implementation, enterprise network design and implementation, telecommunications network systems implementation, and fleet maintenance and repair services to major ground fleet-holders nationwide.  These services are provided through three business segments: Technical Services ("BTG"), Telecommunication Services ("BTI") and Information Technology Services ("BTS").

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

Net sales and operating profits/(losses) by segment were:

	For the Three-Month
	Period Ended March 31,
	2005	2004
Sales:
Technical Services	$ 41,708	$ 36,642
Telecommunication Services	17,238	15,665
Information Technology Services	4,825	5,316
Unallocated amount	294	289
Consolidated Total	$ 64,065	$ 57,912

Operating Profits/(Loss):
Technical Services	$ 3,742	$ 3,646
Telecommunication Services	1,165	500
Information Technology Services	297	348
Unallocated amounts	(3,468)	(3,255)
Consolidated Total	$ 1,736	$ 1,239

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 3.  Intercompany transactions and balances are not significant.

Management reviews the Company's assets on a consolidated basis, as it is not meaningful to allocate assets to the various segments.  The Company evaluates segment performance based on revenues and operating profits.  The Company does not allocate income taxes or charges determined to be non-recurring in nature, such as restructuring and impairment charges.

The Company primarily operates in the United States.  Operations include the results of the India subsidiary, which are less than 1% of sales.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousand except per Share Amounts)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-based Compensation

The Company has a number of stock-based employee compensation plans, which are described more fully in Note 9 in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.  The Company accounts for employee stock options and share awards under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as interpreted.  Accordingly, compensation cost for stock options and share awards is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price an employee must pay to acquire the stock.  The Company recognizes compensation cost arising from the issuance of share awards over the vesting period of the stock grant. The Company has recognized no compensation expense related to employee stock options for any period shown as the Company generally grants stock options with the exercise price equal to the market value of the common stock on the date of grant.

During the three-month periods ended March 31, 2005 and 2004, a total of 55,000 and 32,500 stock options, respectively, were granted to officers of the Company through the 2002 Stock Incentive Plan.  Had compensation cost for the stock options issued and share awards granted been determined based on the fair value at the grant date and recognized over the service period, which is usually the vesting period, consistent with provisions of SFAS No. 123, the Company's net income and earnings per share would have been changed to the pro forma amounts indicated below:

	For the Three-Month
	Period Ended March 31,
	2005	2004
Net income - as reported	$ 433	$ 152
Add: Stock-based employee compensation
expense included in reported net
net income, net of related tax effects	9	-
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(66)	(62)
Net income - pro forma	$ 376	$ 90

Earnings per share:
Basic - as reported	$ 0.03	$ 0.01
Basic - pro forma	0.03	-
Assuming dilution - as reported	0.03	0.01
Assuming dilution - pro forma	0.03	-

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004
Risk-free interest rate	4.17%	4.08%
Expected life	5.9 years	6.1 years
Expected volatility	43.51%	93.30%

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share from continuing operations:

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousand except per Share Amounts)

	For the Three-Month
	Period Ended March 31,
	2005	2004
Income from continuing operations	$ 433	$ 152
Less: Convertible preferred stock dividends	(101)	(100)
Income for basic earnings
per share calculation	332	52
Add: Income impact of assumed conversions -
Convertible preferred stock dividend	101	100
Income for diluted earnings
per share calculation	$ 433	$ 152

Weighted-average number of common shares:
Basic	10,255	10,218
Add: Incremental shares from
assumed conversions:
Restricted common stock	1,140	1,073
Stock options and warrants	670	72
Convertible preferred stock	1,655	1,635
Assuming dilution	13,720	12,998

Earnings per common share from continuing operations:
Basic	$ 0.03	$ 0.01
Assuming dilution	$ 0.03	$ 0.01

The Company presents both basic and diluted earnings per common share amounts.  Basic earnings per common share is calculated by dividing net income, adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of common and common equivalent shares outstanding during the period.  Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.  The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants.  Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.  For the three-month periods ended March 31, 2005 and 2004, there were options and warrants totaling 561,100 and 1,459,458, respectively, where the exercise price was greater than the average market price of the common shares and, therefore, were excluded from the computation of diluted income per share.

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

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousand except per Share Amounts)

4.       NEW ACCOUNTING STANDARDS TO BE IMPLEMENTED:

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," that will require the Company to expense costs related to share-based payments to employees.  With limited exceptions, SFAS No. 123R requires that the fair value of share-based payments to employees be expensed over the period service is received.  SFAS No. 123R is scheduled to be effective beginning in the third quarter of fiscal 2005.  SFAS No. 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is evaluating these transition methods.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it is dependent on the fair value and number of share-based payments granted in the future.  The Company is currently evaluating the impact of this statement.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29" effective for Nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006.  SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance.  SFAS No. 153 is not expected to have a material impact on the Company's consolidated results of operations and financial position.

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

5.       ASSETS HELD FOR SALE:

In February 2005, the Company's Board of Directors authorized the sale of its Montvale, New Jersey facility and the potential establishment of worldwide headquarters in Ft. Lauderdale, Florida, where it currently leases office space.  The Montvale, New Jersey facility has served as the Company's worldwide headquarters.  The Company has retained a real estate broker to represent it and classified the Montvale, New Jersey building and associated land in its Condensed Consolidated Balance Sheet as assets held for sale.  The carrying value of the property is $8,889,000.  The net proceeds from the sale of the facility will be used to retire debt.

6.       INCOME TAXES:

The effective income tax rate is the income tax expense as a percentage of income before income taxes.  In 2005, the effective income tax rate increased due to the Company's evaluation of its tax planning strategies.

	For the Three-Month
	Period Ended March 31,
	2005	2004
Income tax expense	$ 310	$ 92
Effective income tax rate	41.7%	37.7%

7.       EMPLOYEE BENEFIT PLANS:

The Company has a funded noncontributory defined benefit pension plan (the "Plan").  Benefits under the Plan are determined based on earnings and period of service.  The Company funds the Plan in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.  A participant's Employee Stock Option Plan ("ESOP") credits reduced benefits payable under the Plan.  Effective June 1997, retroactive to December 31, 1996, the Company froze future benefit accruals under the Plan and ESOP.  The Company uses a December 31 measurement date.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousand except per Share Amounts)

Net periodic pension expense for the three-month period ended March 31, 2005 and 2004 included the following components:

	For the Three-Month
	Period Ended March 31,
	2005	2004
Interest cost	$ 37	$ 38
Expected return on assets	(53)	(47)
Recognized net actuarial loss	8	10
Net periodic pension (income)/expense	$ (8)	$ 1

The Company does not expect to make any contributions to the Plan in 2005.

8.       COMPREHENSIVE INCOME:

The following table sets forth the components of comprehensive income, net of tax:

	For the Three-Month
	Period Ended March 31,
	2005	2004
Net income	$ 433	$ 152
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(1)	2
Comprehensive income	$ 432	$ 154

9.       COMMITMENTS AND CONTINGENCIES:

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

10.    RESTRUCTURING CHARGES:

The following presents a reconciliation of the original restructuring components of the 2003, 2002 and 2001 charges to the balance remaining at March 31, 2005, which is included in accounts payable and accrued liabilities ($270,000) and in other long-term liabilities ($120,000):

	Balance at		Balance at
	December 31,		March 31,
	2004	Payments	2005
Severance and other
employee costs	$ 27	$ (4)	$ 23
Facility closing costs	481	(114)	367
Total restructuring charges	$ 508	$ (118)	$ 390

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousand except per Share Amounts)

11.   RELATED PARTY TRANSACTIONS:

Since 1994, the Company has provided payroll and administrative services to Chief Executive Magazine, Inc. ("Chief Executive").  During 2001, E. Kopko, the Company's Chief Executive Officer, became the managing general partner of Chief Executive Group, L.P. ("CE Group"), the limited partnership that owns the magazine.  Also in 2001, the Company converted approximately $2.0 million of accounts receivable from Chief Executive into a note receivable.  The note bears interest at three hundred basis points above the prime rate (8.0% at March 31, 2005).  In March 2004, the Company's Board of Directors approved taking action to assume full ownership of Chief Executive's assets.  Consequently, a decision regarding disposition of the asset will be made at a later date.  In 2004, as a result of the pending foreclosure, the Company has included all of the receivables from Chief Executive and related allowances in other assets.  At March 31, 2005, trade receivables and the note receivable from Chief Executive totaled approximately $9.0 million and $1.3 million, respectively, and are included in other assets net of allowance for doubtful accounts and notes of $5.9 million.  The following table presents the billings, payments, interest charges and related charges to provision for doubtful accounts and notes for Chief Executive in 2005:

Accounts receivable at December 31, 2004	$ 8,649
Billings for services provided	1,145
Payments received	(807)
Accounts receivable at March 31, 2005	$ 8,987

Allowance for doubtful accounts at December 31, 2004	$ (5,437)
Adjustments	1
Allowance for doubtful accounts at March 31, 2005	$ (5,436)

Note receivable at December 31, 2004	$ 1,269
Interest income	26
Payments received	-
Note receivable at March 31, 2005	$ 1,295

Allowance for doubtful notes at December 31, 2004	$ (436)
Additions	(27)
Allowance for doubtful notes at March 31, 2005	$ (463)

12.   SUBSEQUENT EVENTS:

Chief Executive

In 2004, the Company notified CE Group of its intent to initiate legal proceedings to foreclose on all of Chief Executive's property and assets due to Chief Executive's inability to repay its obligations to the Company.  (See Note 17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K")).  Negotiations for the judicial transfer to the Company of all the assets and certain liabilities of Chief Executive are substantially completed.  The partners of CE Group have been granted a brief period of time to indicate if they are willing to provide significant additional capital contributions to Chief Executive sufficient to, among other things, repay Chief Executive's indebtedness to the Company.  If the partners of CE Group do not submit a proposal for additional capital contributions, the Company expects the transfer of Chief Executive's assets to occur in the third or fourth quarter of 2005.

Delinquent Filing of Form 10-K, Form 11-K and Form 10-Q

The Company did not file its 2004 Form 10-K timely with the SEC.  Additional time was required to review the Company's accounting treatment of Chief Executive and related receivables for the years ended December 31, 2004 and 2003.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousand except per Share Amounts)

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

The Companyappeared before the NASDAQ Listing Qualifications Panel on May 26, 2005 to request a further extension of the deadline to file its 2004 Form 10-K.

On May 25, 2005, the Company received a notice from NASDAQ that as a result of not timely filing its March 31, 2005 Form 10-Q it is not in compliance with NASDAQ's listing requirements.  During the May 26th hearing, the Company also requested from NASDAQ a further extension for compliance under Rule 4310(c)(14) for filing its March 31, 2005 Form 10-Q.

On May 31, 2005 the Company failed to file its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 ("March 31, 2005 Form 10-Q") timely with the SEC because of the unresolved accounting issues related to its 2004 Form 10-K.

On July 12, 2005, the Company received a notice from NASDAQ permitting its stock to continue to trade under the BUTLE symbol until July 29, 2005 so long as the 2004 Form 10-K and the March 31, 2005 Form 10-Q are filed on or before that date and other listing requirements are met.

On July 15, 2005 the Company failed to file its Form 11-K Annual Report Pursuant to Section 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 ("2004 Form 11-K") timely with the SEC because of the unresolved accounting issues related to its 2004 Form 10-K.

Additionally, as a result of not timely filing its 2004 Form 10-K, the Company was in default under its credit facility with General Electric Credit Corporation ("GECC").  GECC granted the Company a temporary waiver on July 19, 2005 for not delivering the 2004 Form 10-K and March 31, 2005 Form 10-Q on a timely basis.  GECC is requiring that the Company file its 2004 Form 10-K within one week of the date of the waiver and March 31, 2005 Form 10-Q within four weeks of the date of the waiver.  Additionally, GECC imposed a cap on the maximum amount of accounts payable and/or debt Chief Executive can have payable to the Company.  The cap is $10.6 million through December 31, 2005 and $10.4 million thereafter.

In connection with the audit of its 2004 consolidated financial statements, the Company has completed the review of its accounting treatment of Chief Executive Magazine, a related party, for the years ended December 31, 2004 and 2003.  Based on the review the Company has included all of the accounts receivable from Chief Executive Magazine as long-term assets for the year 2004.

On July 26, 2005 the Company filed its 2004 Form 10-K and 2004 Form 11-K with the Securities and Exchange Commission.

On July 29, 2005 the Company requested an extension from the NASDAQ Listing Qualification Panel until August 12, 2005 for the time to file its March 31, 2005 Form 10-Q.

On August 9, 2005, the Company received notification from the NASDAQ Listing Qualifications Panel of its decision to permit its common stock to continue to trade under the symbol BUTLE until August 12, 2005, subject to the following conditions:  (i)  on or before August 12, 2005, the Company shall file its March 31, 2005 Form 10-Q and (ii)  in order to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on the NASDAQ SmallCap Market.  In the event the Company is unable to do so, its securities may be delisted from the NASDAQ SmallCap Market.

BUTLER INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Butler International, Inc. (the "Company" or "Butler") provides domestic and international outsourcing, project management and technical staff augmentation services in technical, information technology, and telecommunications disciplines including:  engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software quality assurance testing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation, and provides fleet maintenance and repair services to major ground fleet-holders primarily in the telecommunications industry. Aerospace/aircraft, satellite, defense, and telecommunications are Butler's largest and fastest growing industries served.

    Companies primarily utilize Butler's services to help them execute projects quickly and more affordably.  Services are provided to clients on a contractual basis.  Many of the Company's major clients are large, US-based companies, or their various divisions and subsidiaries.  The Company's top five customers in the first quarter of 2005 included Northrup Grumman, Verizon, United Technologies, Caterpillar, and BellSouth.  At the end of the first quarter of 2005 the Company had approximately 3,230 employees, of which approximately 2,930 billable employees provide services, generally at client facilities.  At the end of the first quarter in 2004, the Company had approximately 3,030 employees, of which approximately 2,780 were billable employees.

    In the financial review that follows, the Company's , financial condition , results of operations and certain other information are discussed.  Certain statements in this report may constitute "forward-looking" statements within the meaning of the Private Litigation Reform Act of 1995. Words such as "expects," "intends," "plans," "projects," "believes," "estimates," and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ from the expectations stated in this report included, among others: (i) unemployment and general economic conditions associated with the provision of engineering services and solutions and placement of temporary staffing personnel, particularly in the telecommunication services and information technology divisions; (ii) possible additional gross margin pressure; (iii) possible slowdown in accounts receivable collections; (iv) possible loss of key employees and executive officers; (v) the Company's ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (vi) possible adverse effects on the market price of the Company's common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of the Company's common stock would have upon the Company's ability to acquire businesses through the issuance of its securities; (viii) the Company's ability to obtain financing on satisfactory terms; (ix) the Company's ability to remain competitive in the markets which it serves; (x) the Company's ability to maintain its unemployment insurance premiums and workers compensation premiums; (xi) the risk of claims being made against the Company associated with providing temporary staffing services; (xii) the Company's ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiii) the Company's ability to remain in compliance with federal and state wage and hour laws and regulations including legal requirements associated with the definition of independent contractors; (xiv) predictions as to the future need for the Company's services; (xv) uncertainties relating to the allocation of costs and expenses to each of the Company's operating segments; (xvi) the costs of conducting and the outcome of litigation involving the Company; (xvii) competition; (xviii) the spending of the Company's key customers returning to more normal levels; (xix) the likelihood of the Company increasing its share of the market in which it competes; (xx) the success of the Company's plans for offshore service delivery; (xxi) the risk of doing business in foreign countries; and (xxii) other economic, competitive and governmental factors affecting the Company's operations, markets and services.  Additional information regarding these factors is contained in the Company's SEC filings, including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

    This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and footnotes thereto and the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

BUTLER INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(continued)

RESULTS OF OPERATIONS

    First quarter 2005 net sales were $64.1 million, a 10.6% increase compared to the first quarter of 2004. This is the sixth quarter in a row of year over year quarterly sales increases.  The Company  strategy is to pursue growth by focusing on key customer needs.  As an example of the increased focus on servicing key customers, sales to the top 10 customers accounted for 71% of sales in the first quarter of 2005 compared to 67% in the first quarter of 2004.  Sales to the top 10 customers grew 17.8% from the first quarter of 2004 to the first quarter of 2005.

    First quarter 2005 gross margin was $10.8 million, an 11.7% increase compared to the first quarter of 2004. The gross margin percentage for the first quarter of 2005 was 16.9% compared to 16.8% for the first quarter of 2004.  The improvement in gross margin and gross margin percentage is explained by increased sales and higher margin business.

     First quarter 2005 operating income was $1.7 million, a 40.1% increase compared to the first quarter of 2004. The operating profit margin percentage for the first quarter of 2005 was 2.7% compared to 2.1% for the first quarter of 2004.   The operating profit improvement is explained by the improved gross margin and selling, general, and administrative ("SG&A") expense increasing at a slower rate than net sales.  First quarter 2005 SG&A was 13.6% of sales compared to 13.8% of sales in the first quarter of 2004.  SG&A increased 9.5% from the first quarter of 2004 to the first quarter of 2005.  Net sales increased 10.6% during the same period of comparison.

    The increase in SG&A expense was partially offset by lower depreciation expense.  SG&A expenses were up by $0.8 million or 9.5% and depreciation expense decreased by $0.1 million or 25%.  The increase of $0.8 million in SG&A expenses in the first quarter 2005 compared with the first quarter 2004 principally reflects the impact of higher labor costs and higher professional fees incurred to support the increased revenue.  Depreciation expense decreased in the quarter by $0.1 million which principally reflects lower depreciation expense in the current year caused by a reclassification of the Montvale building to assets held for sale.

First quarter 2005 interest expense was consistent with the prior year at $1 million.  Income tax expense was $0.3 million for the current year's first quarter as compared with $0.1 million for the prior year.  The effective tax rate for the first quarter of 2005 was 41.7% compared with 37.7% during the first quarter of 2004.  The 2005 rate reflects the Company's estimate of 2005 profitability and income tax position.

    First quarter 2005 net income was $0.4 million, a 185% increase compared to the first quarter of 2004. The net income margin percentage for the first quarter of 2005 was 0.7% compared to 0.3% for the first quarter of 2004.   First quarter 2005 earnings per share ("EPS") was $0.03 per diluted share compared with $0.01 per share for the first quarter of 2004.

    Among Butler's three business segments, the two largest segments, Technical Services ("BTG")  and Telecommunication Services ("BTI"), each experienced 10% or more growth in sales compared to the first quarter of 2004.  BTG is Butler's largest business segment and had the largest sales increase ($5.1 million) and percentage sales increase (13.8%) in the first quarter of 2005 as compared to the first quarter in 2004.  BTG's key markets include aerospace, defense, and heavy equipment manufacturing, that are experiencing substantial growth in capital investments.  The BTI sales increase was $1.6 million or 10.0% when compared to the first quarter of 2004.  The BTG and BTI sales increases were mostly due to higher sales to key customers.  BTI primarily serves the telecommunication industry.  Information Technology Services ("BTS") was the only segment that experienced a sales decline during the quarter; declining $0.5 million or 9.2% from the first quarter in 2004.  BTS sales increased at some customers, however, it was more than offset due to a decline at a key customer.

    Among Butler's three business segments, the two largest segments, Technical Services (BTG) and Telecommunication Services (BTI) each experienced growth in operating profit compared to the first quarter of 2004.  BTG's operating profit increased $0.1 million or 2.6%.  BTG's operating profit growth was less than its sales growth as a result of opening new offices and adding employees to pursue future sales growth.  The BTI operating profit increase was $0.7 million or 133.0% when compared to the first quarter of 2004.  BTI's operating profit growth was driven by an increase in sales at a key customer. Information Technology Services (BTS) was the only segment that experienced an operating profit decline during the quarter; declining $0.1 million or 14.7% from the first quarter in 2004. BTS's lower operating profit is explained by lower sales and expenses, incurred in expanding the Company's India operation, in order to capture future growth.

BUTLER INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(continued)

Outlook

    Based on current business trends, the Company anticipates continued growth and profitability in 2005 compared to 2004.  The Company's growth prospects are influenced by broad economic and customer trends.  The pace of customer capital spending programs, government spending on defense programs, telecommunication capital spending, new product launches, and customers' desire to become more efficient have a direct impact on demand for our services.  Recent industry statistics generally support management's observations of a stronger business environment including an improvement in the rate of economic activity, capital spending and job creation in the United States in 2005.  Management believes that the Company is pursuing a more focused business strategy, and should be able to capitalize on the improving marketplace.  Growth will be dependent upon the Company's key customers continuing to grow and drive for efficiency, an increase in Butler's share of that business, an increase in the demand for offshore services, and opportunities to develop new customer business.

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

    The technical and technology outsourcing services industry is very competitive and highly fragmented.  There are limited barriers to entry and new competitors frequently enter the market.  A significant number of its competitors are financially stronger than the Company.  The Company competes in national, regional and local markets with numerous technical and technology outsourcing including a number of national and regional consulting firms.  Price competition in the technical and technology outsourcing industry is significant, and pricing pressures from competitors and customers are increasing.  Butler expects that the level of competition will remain high in the future, which could limit Butler's ability to maintain or increase its market share or profitability.

Accounting Changes

    Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 requires that goodwill and other indefinite lived intangible assets not be amortized, but be tested for impairment at least annually at the reporting unit level.  An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.  Accordingly, the Company ceased amortization of all goodwill upon adoption of SFAS No. 142.  The Company performed the transitional goodwill impairment test using a discounted cash flow analysis to determine the implied fair value of each of its three reporting segments and compared such values to the respective reporting segments' carrying amounts.  This evaluation indicated that goodwill recorded in the BTS segment was impaired as of January 1, 2002.  The primary factor resulting in the impairment charge was the continuing difficult economic environment of the information technology sector.  Accordingly, the Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.  A goodwill impairment test is scheduled to be performed for the BTS segment in conjunction with the preparation of the financial results for the second quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2005, the Company had cash of approximately $0.2 million and working capital of approximately $28.7 million.  Accounts receivable as measured in day's sales outstanding ("DSO") at March 31, 2005 was 52.4 DSO as compared with 52.1 DSO at December 31, 2004.  At March 31, 2005, the Company had approximately $31.2 million of borrowings committed ($25.5 million of revolving credit facility loans plus $5.7 million of letters of credit) under its revolving credit facility with General Electric Capital Corporation ("GECC"), leaving approximately $0.3 million of availability for that week.  The Company also has two term loans with GECC.  The March 31, 2005 balance outstanding under GECC Term Loan A was $13 million and under Term Loan B was $18 million.  The Company also has a ten-year mortgage for its corporate office facility with a balance of $6.7 million at March 31, 2005.

BUTLER INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(continued)

    The Company funds its operations primarily with cash generated by operations and borrowings under its existing revolving credit facility with GECC.  The ability to borrow under the existing revolving credit facility varies weekly and depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables.  Daily cash collected from customers is deposited into accounts controlled by GECC and is transferred to pay down the Company's borrowings.  The Company's cash requirements are funded daily by GECC provided there are available funds.  The Company has borrowed under the revolving credit facility to pay required quarterly term loan payments.  Revenue and gross margin levels affect operating cash flow and any deterioration in the Company's performance on these financial measures would have a negative impact on the Company's liquidity.  The Company is in compliance with required covenants, as amended and/or waived as described under Financing Activities below.

    Management anticipates that the existing resources and working capital should be sufficient to satisfy the Company's foreseeable cash requirements.  Of course, such expectations may prove to be incorrect.  Moreover, should the Company's operations generate losses GECC could require the Company to seek alternative or additional financing sources.  There can be no assurance that any additional financing or other sources of capital will be available on acceptable terms or at all.  The inability to obtain additional financing, if needed, would have a material adverse effect on the Company's business, financial condition and results of operations.

Operating Activities

    In the first quarter 2005 cash used in operations was $1.9 million as compared with cash used by operations of $8.0 million for the first quarter of 2004.  Although the Company had net income of approximately $0.4 million for the first quarter of 2005, net spending on working capital, notably accounts receivable, to fund growth in quarterly sales resulted in negative cash flow from operations.  Non-cash charges included $0.4 million of depreciation and amortization expense.

Investing Activities

    The Company increased capital expenditures slightly to $0.5 million in the current quarter as compared with $0.2 million in the prior year in response to an increase in equipment and infrastructure investments required to support increased sales.

Financing Activities

    Cash provided by financing activities was approximately $1.4 million in the first quarter of 2005 as compared with approximately $8.0 million in the first quarter of 2004.  The current quarter financing activity resulted from an increase in borrowings under the Company's revolving credit facility to fund working capital and capital spending and repay long-term debt.

    The Company's revolving credit facility is scheduled to expire in April 2006.  The Company plans to renew, extend or refinance this facility prior to its scheduled expiration.  The Company's credit facility, as amended, contains various restrictive covenants that must be complied with on a continuing basis including the maintenance of certain financial ratios (minimum fixed charge coverage, minimum interest coverage, capital expenditures, and minimum tangible net worth) and restrictions on the amount of cash dividends, loans and advances within the consolidated group as well as other customary covenants, representations and warranties, funding conditions and events of default.   The Company has standby letters of credit in the amount of $3.7 million as collateral against its insurance program.  These letters of credit are renewed annually.  The Company also has a $2.0 million letter of credit associated with its mortgage note.

    Additionally, as a result of not filing its 2004 Form 10-K timely, the Company was in default under its credit facility with GECC.  GECC granted the Company on July 19, 2005, a temporary waiver for not delivering the 2004 Form 10-K and March 31, 2005 Form 10-Q on a timely basis.  GECC required the Company to file its 2004 Form 10-K within one week of the waiver and its March 31, 2005 Form 10-Q within four weeks of the date of the waiver.  Additionally, GECC imposed a cap on the maximum amount of accounts payable and/or debt Chief Executive can have payable to the Company.  The cap is $10.6 million through December 31, 2005 and $10.4 million thereafter.

    On July 26, 2005 the Company filed its 2004 Form 10-K and 2004 Form 11-K with the Securities and Exchange Commission.

BUTLER INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(continued)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

    In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," that requires the Company to expense costs related to share-based payments to employees.  With limited exceptions, SFAS No. 123R requires that the fair value of share-based payments to employees be expensed over the period service is received.  SFAS No. 123R is scheduled to be effective beginning in the third quarter of fiscal 2005.  SFAS No. 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is evaluating these transition methods.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it is dependent on the fair value and number of share-based payments granted in the future.  The Company is currently evaluating the impact of this statement.

    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29" effective for Nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006.  SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance.  SFAS No. 153 is not expected to have a material impact on the Company's consolidated results of operations and financial position.

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

    All of the Company's revolving credit and term loans with GECC have variable interest rates.  The U.S. Federal Reserve Bank has announced its intention to continue raising U.S. short-term interest rates.  Each 1.0% increase in short-term rates would increase the Company's interest expense by approximately $0.6 million pretax.  For the first quarter of 2005, interest expense equaled 57% of operating income, so a continued rise in U.S. short-term interest rates could have a substantial negative impact on the Company's net profit.

    The Company's international operations are directed from its office in Hyderabad, India.  International operations accounted for less than 1% of the Company's sales for the first quarter of 2005.  In the first three months of 2005, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

BUTLER INTERNATIONAL, INC.

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

    The Company did not file its Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 timely with the SEC.  Additional time was required to review the Company's accounting treatment of Chief Executive and related receivables for the years ended December 31, 2004 and 2003.

Changes in internal controls

    During the period covered by this report, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

BUTLER INTERNATIONAL, INC.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

    None

Item 2.   Changes in Securities

    None

Item 3.   Defaults Upon Senior Securities

    None

Item 4.   Submission of Matters to a Vote of Security Holders

    None

Item 5.   Other Information

    None

Item 6.   Exhibits

Exhibit Index is included after signatures.  New exhibits, listed as follows, are attached:

Exhibit No.	Description

23.1	Consent on Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Senior Vice President - Finance and Chief Financial Officer filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Senior Vice President - Finance and Chief Financial Officer filed herewith as Exhibit 32.2.

BUTLER INTERNATIONAL, INC.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2005	BUTLER INTERNATIONAL, INC.
(Registrant)

By: /s/ Edward M. Kopko
Edward M. Kopko
Chairman of the Board of Directors
and Chief Executive Officer

By: /s/ Thomas J. Considine, Jr.
Thomas J. Considine, Jr.
Senior Vice President - Finance
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

3.3

Articles Supplementary to Articles of Incorporation (Series B 7% Cumulative Convertible Preferred Shares), as filed with the Department of Assessments and Taxation of the State of Maryland on September 29, 1992, filed as Exhibit No. 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1992, and hereby incorporated by reference.

3.4

Amendment to Articles Supplementary to the Articles of Incorporation (Series B 7% Cumulative Convertible Preferred Shares) as filed with the Department of Assessments and Taxation of the State of Maryland on July 12, 1993, filed as Exhibit No. 3.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001, and hereby incorporated by reference.

4.1

Specimen Stock Certificate for the Registrant's common stock, par value $.001 per share, filed as Exhibit No. 4.1 to the Registrant's Registration Statement on Form S-1, Registration Statement on Form S-1, Registration No. 33-2479 (the "S-1"), and hereby incorporated by reference.

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

10.35(i)

Ninth Amendment, dated March 31, 2005, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.35(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, and hereby incorporated by reference.

10.35(j)

Tenth Amendment, dated June 19, 2005, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.35(j) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, and hereby incorporated by reference.

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

10.43*

Form of Promissory Note dated Sept ember 12, 2000 in the original amount of $367,000 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.

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