Form 10-Q
period 2005-06-30
BUTLER INTERNATIONAL INC /MD/
filed 2005-09-06
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 (Mark One)

    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 29, 2005
Common stock, $0.001 par value	11,514,145

	BUTLER INTERNATIONAL, INC.
	Form 10-Q for Period Ended June 30, 2005
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	at June 30, 2005 (unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of Operations
	for the three-month periods ended June 30, 2005 and 2004 (unaudited)	4

	Condensed Consolidated Statements of Operations
	for the six-month periods ended June 30, 2005 and 2004 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows
	for the six-month periods ended June 30, 2005 and 2004 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Changes in Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

Exhibit Index		26

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of
	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash	$ 344	$ 1,288
Accounts receivable, net	45,327	36,195
Inventories	75	75
Other current assets	7,056	9,332
Total current assets	52,802	46,890

Property and equipment, net	2,996	11,682
Assets held for sale	8,889	-
Other assets	12,205	12,154
Goodwill	33,999	33,999

Total assets	$ 110,891	$ 104,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 21,196	$ 19,659
Current portion of long-term debt	7,079	5,076
Total current liabilities	28,275	24,735

Revolving credit facility	27,849	23,062
Other long-term debt	29,726	33,769
Other long-term liabilities	1,797	1,808
Commitments and contingencies (see note 10)

Stockholders' equity:
Series B 7% Cumulative Convertible Preferred Stock: par value $0.001 per share, authorized 15,000,000, issued 5,904,434 in 2005 and 5,825,670
in 2004; Liquidation preference $5,904 in 2005 and $5,826 in 2004	6	6
Common stock: par value $0.001 per share, authorized
125,000,000; issued 11,486,097 in 2005 and 11,419,764 in 2004;
outstanding 11,478,145 in 2005 and 11,389,712 in 2004	11	11
Additional paid-in capital	98,811	98,607
Receivables from stockholders	(5,735)	(5,735)
Accumulated deficit	(69,800)	(71,378)
Accumulated other comprehensive loss	(9)	(10)
Sub-total	23,284	21,501
Less - Treasury stock 7,952 shares in 2005 and 30,052 in 2004	(40)	(150)
Total stockholders' equity	23,244	21,351

Total liabilities and stockholders' equity	$ 110,891	$ 104,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	For the Three-Month Period
	Ended June 30,
	2005	2004
	(unaudited)	(unaudited)

Net sales	$ 72,863	$ 63,055
Cost of sales	59,651	52,077
Gross margin	13,212	10,978

Depreciation and amortization	382	454
Selling, general and administrative expenses	9,798	8,260
Operating income	3,032	2,264

Interest expense	1,152	1,039

Income from continuing operations before income taxes	1,880	1,225

Income tax expense	783	290

Income from continuing operations	1,097	935

Income from discontinued operations, net of tax	250	125

Net income	$ 1,347	$ 1,060

Earnings per share of common stock:
Basic:
Continuing operations	$ 0.10	$ 0.08
Discontinued operations	0.02	0.01
	$ 0.12	$ 0.09
Assuming dilution:
Continuing operations	$ 0.08	$ 0.07
Discontinued operations	0.02	0.01
	$ 0.10	$ 0.08

Average number of common shares and
common share equivalents outstanding:
Basic	10,306	10,218
Assuming dilution	13,624	13,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	For the Six-Month Period
	Ended June 30,
	2005	2004
	(unaudited)	(unaudited)

Net sales	$ 136,928	$ 120,967
Cost of sales	112,868	100,278
Gross margin	24,060	20,689

Depreciation and amortization	754	947
Selling, general and administrative expenses	18,538	16,239
Operating income	4,768	3,503

Interest expense	2,145	2,034

Income from continuing operations before income taxes	2,623	1,469

Income tax expense	1,093	382

Income from continuing operations	1,530	1,087

Income from discontinued operations, net of tax	250	125

Net income	$ 1,780	$ 1,212

Earnings per share of common stock:
Basic:
Continuing operations	$ 0.13	$ 0.09
Discontinued operations	0.02	0.01
	$ 0.15	$ 0.10
Assuming dilution:
Continuing operations	$ 0.11	$ 0.08
Discontinued operations	0.02	0.01
	$ 0.13	$ 0.09

Average number of common shares and
common share equivalents outstanding:
Basic	10,281	10,218
Assuming dilution	13,672	13,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$ 1,530	$ 1,087
Adjustments to reconcile income from continuing operations
to net cash used in operating activities:
Depreciation and amortization	754	947
Provision for doubtful accounts and notes	485	182
Provision for deferred taxes	1,093	483
Amortization of deferred financing charges	75	413
Stock awards and grants	31	-
Loss on sale of equipment	-	45
Other changes that (used)/provided cash:
Accounts receivable	(9,469)	(7,816)
Inventories	-	(14)
Other current assets	2,109	585
Other assets	(57)	(89)
Current liabilities	397	(1,649)
Other long-term liabilities	(11)	-
Net cash used in operating activities	(3,063)	(5,826)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	2
Capital expenditures	(957)	(418)
Net cash used in investing activities	(957)	(416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facility	4,787	6,741
Repayment of long-term debt	(2,040)	(536)
Financing fees paid	(50)	(50)
Net proceeds from exercise of stock options	128	-
Cash dividends on preferred shares	-	(157)
Repayment of director loans	-	96
Net cash provided by financing activities	2,825	6,094

Effect of exchange rate changes on cash	1	(54)
Net cash provided by discontinued operations	250	125
Net decrease in cash	(944)	(77)
Cash at beginning of period	1,288	489
Cash at end of period	$ 344	$ 412

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands except per Share Amounts)

1.       BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Butler International, Inc. and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements.  On May 30, 2003, the Company sold its United Kingdom based staffing operations ("UK Operations").  The UK Operations were part of the Company's Technical Services reporting segment.  The UK Operations are accounted for as a discontinued operation under U.S. GAAP and therefore, the UK Operations' results of operations and cash flows have been removed from the Company's results of continuing operations and cash flows for all periods presented.  Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 due to seasonal and other factors.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Net sales and operating income/(losses) by segment were:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2005	2004	2005	2004
Net Sales:
Technical Services	$ 45,557	$ 38,122	$ 87,265	$ 74,764
Telecommunication Services	20,877	18,957	38,115	34,622
Information Technology Services	6,128	5,694	10,953	11,010
Unallocated amount	301	282	595	571
Consolidated total	$ 72,863	$ 63,055	$ 136,928	$ 120,967

Operating income/(loss):
Technical Services	$ 4,157	$ 3,743	$ 7,899	$ 7,389
Telecommunication Services	2,388	1,564	3,553	2,064
Information Technology Services	390	387	687	735
Unallocated amount	(3,903)	(3,430)	(7,371)	(6,685)
Consolidated total	$ 3,032	$ 2,264	$ 4,768	$ 3,503

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands except per Share Amounts)

The accounting policies of the business segments are the same as those described in the Summary of Significant Accounting Policies in Note 3 of the Notes to the Condensed Consolidated Financial Statements.  Intercompany transactions and balances are not significant.  Management reviews the Company's assets on a consolidated basis, as it is not meaningful to allocate assets to the various segments.  The Company evaluates segment performance based on revenues and operating profits.  The Company does not allocate income taxes or charges determined to be non-recurring in nature, such as restructuring and impairment charges.

The Company primarily operates in the United States.  Operations include the results of the India subsidiary, which are less than 1% of sales for all periods presented.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-based Compensation

The Company has a number of stock-based employee compensation plans, which are described more fully in Note 9 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.  The Company accounts for employee stock options and share awards under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as interpreted.  Accordingly, compensation cost for stock options and share awards is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price an employee must pay to acquire the stock.  The Company recognizes compensation cost arising from the issuance of share awards over the vesting period of the stock grant. The Company has recognized no compensation expense related to employee stock options for any period shown as the Company generally grants stock options with the exercise price equal to the market value of the common stock on the date of grant.

During the three-month periods ended June 30, 2005 and 2004, a total of 166,333 and 25,000 stock options, respectively, were granted to officers of the Company through the 2002 Stock Incentive Plan.  During the six-month periods ended June 30, 2005 and 2004, a total of 221,333 and 57,500 stock options, respectively, were granted to officers of the Company through the 2002 Stock Incentive Plan.

Had compensation cost for the stock options issued and share awards granted been determined based on the fair value at the grant date and recognized over the service period, which is usually the vesting period, consistent with provisions of SFAS No. 123, the Company's net income and earnings per share would have changed to the pro forma amounts indicated below:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$ 1,347	$ 1,060	$ 1,780	$ 1,212
Add: Stock-based employee compensation
expense included in reported
net income, net of related tax effects	9	-	18	-
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(63)	(77)	(128)	(139)
Net income - pro forma	$ 1,293	$ 983	$ 1,670	$ 1,073

Earnings per share:
Basic - as reported	$ 0.12	$ 0.09	$ 0.15	$ 0.10
Basic - pro forma	$ 0.12	$ 0.09	$ 0.14	$ 0.09
Assuming dilution - as reported	$ 0.10	$ 0.08	$ 0.13	$ 0.09
Assuming dilution - pro forma	$ 0.09	$ 0.08	$ 0.12	$ 0.08

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands except per Share Amounts)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004
Risk-free interest rate	4.22%	4.36%
Expected life	5.9 years	6.1 years
Expected volatility	54.37%	95.39%

Earnings Per Share

The Company presents both basic and diluted earnings per common share amounts.  Basic earnings per common share is calculated by dividing net income, adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of common and common equivalent shares outstanding during the period.  Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.  The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants.  Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.  For the three-month and six-month periods ended June 30, 2005, the average number of options and warrants outstanding were 725,133 and 647,481, respectively, where the exercise price was greater than the average market price of the common shares and, therefore, were excluded from the computation of diluted income per share.  For the three-month and six-month periods ended June 30, 2004, the average number of options and warrants outstanding were 1,090,458 and 1,276,452, respectively, where the exercise price was greater than the average market price of the common shares and, therefore, were excluded from the computation of diluted income per share.

The following table presents the computation of basic and diluted earnings per common share from continuing operations:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2005	2004	2005	2004
Income from continuing operations	$ 1,097	$ 935	$ 1,530	$ 1,087
Less: Preferred stock dividends	(101)	(100)	(202)	(201)
Income for basic earnings
per share calculation	996	835	1,328	886
Add: Income impact of assumed conversions
Convertible preferred stock dividends	101	100	202	201
Income for diluted earnings
per share calculation	$ 1,097	$ 935	$ 1,530	$ 1,087

Weighted-average number of common
shares for earnings per share calculation:
Basic	10,306	10,218	10,281	10,218
Add: Incremental shares from assumed conversion
Restricted stock	1,140	1,073	1,140	1,073
Stock options and warrants	540	127	605	99
Convertible preferred stock	1,638	1,635	1,646	1,635
Assuming dilution	13,624	13,053	13,672	13,025

Income per share common from
continuing operations:
Basic	$ 0.10	$ 0.08	$ 0.13	$ 0.09
Assuming dilution	$ 0.08	$ 0.07	$ 0.11	$ 0.08

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands except per Share Amounts)

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

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and as a result, goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company set an annual impairment testing date of June 30.  An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.  There was no change in the carrying amount of goodwill during the six-month period ended June 30, 2005.

4.       NEW ACCOUNTING STANDARDS TO BE IMPLEMENTED:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment," that will require the Company to expense costs related to share-based payments to employees.  With limited exceptions, SFAS No. 123R requires that the fair value of share-based payments to employees be expensed over the period service is received.  On April 14, 2005 the Securities and Exchange Commission ("SEC") announced that it would permit most registrants, subject to SEC oversight, additional time to implement the requirements of SFAS No. 123R.  As originally issued by the FASB, the Company was required to adopt SFAS No. 123R at the beginning of the third quarter of fiscal 2005.  As announced, the SEC will permit companies to implement SFAS No. 123R at the beginning of their next fiscal year instead of the next reporting period as required by the FASB.  That means the Company may defer adoption of SFAS No. 123R until the beginning of the first quarter of fiscal 2006.  SFAS No. 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is evaluating these transition methods.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it is dependent on the fair value and number of share-based payments granted in the future.  The Company is currently evaluating the impact of this Statement.

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

5.       DEBT:

On September 1, 2005, the Company received Amendment No. 11 and Limited Waiver to the General Electric Credit Corporation ("GECC") Revolving Credit facility ("Credit Facility').   The Amendment extended the Credit Facility maturity date to July 1, 2006.  The maturity date of the Credit Facility is one year and one day from the end of the second quarter of 2005 and as such the Company classifies that portion of the Credit Facility debt which is not due to be paid within the upcoming four quarters as long-term debt.  The Waiver granted the Company two weeks of additional time, until September15, 2005, to file the June 30, 2005 Form 10-Q.  The Company was in default under the Credit Facility for not filing the June 30, 2005 Form 10-Q on time.   As part of the Amendment, GECC will require the Company to issue 10,000 shares of Company Stock to GECC commencing March 31, 2006 and continuing each month thereafter until the Credit Facility is terminated, provide monthly cash flow forecasts to GECC, and pay a one-time $50,000 fee.  The Amendment also reduces the maximum Leverage Ratio Covenant from 4.35 to 4.10 for the fourth quarter of fiscal 2005 and each quarter thereafter.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands except per Share Amounts)

The Company has received a number of Credit Facility debt maturity extensions from GECC.  There can be no assurance that future debt maturity extensions ("Extensions") will be granted by GECC.  If Extensions are not provided by GECC, the Credit Facility would be recorded as short-term debt.  The Company currently does not have the operating cash flow or available funds to retire that amount of debt within one year.  The Company is planning to refinance the GECC debt before July 1, 2006.  The Company is in the process of selling its Montvale, New Jersey building.  The proceeds will be used to reduce the amount of refinancing required.  If the Company is not able to refinance the remaining debt entirely, it will seek additional forms of capital, such as equity, or consider selling a portion of the business.  There can be no assurance, however, that alternative or additional financing will be available.  If the alternative or additional financing is not available, it may have an adverse impact on the Company's normal business operations.

6       ASSETS HELD FOR SALE:

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

7       INCOME TAXES:

The Company uses the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company periodically assesses recoverability of deferred tax assets.  A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company and its subsidiaries file a consolidated federal tax return.  Where the Company believes that the deduction of an item is supportable for income tax purposes, the item is deducted in its income tax return.  However, where treatment of an item is uncertain, tax accruals are established based upon potential exposure of different outcomes.  These accruals are recorded in the accompanying consolidated balance sheet in other long-term liabilities, as the Company believes that these matters are more than one year away from any significant conclusiveness.  Changes to these accruals may occur for varying reasons, such as, but not limited to, a settlement with relevant tax authority, the expiration of statutes of limitations for the subject tax year, changes in tax laws, rules and regulations, etc.

The effective income tax rate is the income tax expense as a percentage of income from continuing operations before income taxes.  In 2005, the effective income tax rate increased due to the Company's evaluation of its tax planning strategies.  In 2004, the Company was notified that its federal income tax returns for the years 1998 through 2002 had been accepted as filed (the "Notification").  Accordingly, the effective income tax rate for 2004 was reduced due to the impact on accrued income taxes payable that resulted from the Notification.

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2005	2004	2005	2004
Income tax expense	$ 783	$ 290	$ 1,093	$ 382
Effective income tax rate	41.6%	23.7%	41.7%	26.0%

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands except per Share Amounts)

8.       EMPLOYEE BENEFIT PLANS:

The Company has a funded noncontributory defined benefit pension plan (the "Plan").  Benefits under the Plan are determined based on earnings and period of service.  The Company funds the Plan in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.  A participant's Employee Stock Option Plan ("ESOP") credits reduce benefits payable under the Plan.  Effective June 1997, retroactive to December 31, 1996, the Company froze future benefit accruals under the Plan and ESOP.  The Company uses a December 31 measurement date.  Net periodic pension (income) expense for the three-month and six-month periods ended June 30, 2005 and 2004 included the following components:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2005	2004	2005	2004
Interest cost	$ 37	$ 38	$ 74	$ 77
Expected return on assets	(53)	(47)	(106)	(96)
Recognized net actuarial loss	8	10	16	20
Net periodic pension (income) expense	$ (8)	$ 1	$ (16)	$ 1

The Company does not expect to make any contributions to the Plan in 2005.

9.       COMPREHENSIVE INCOME:

The following table sets forth the components of comprehensive income, net of tax:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2005	2004	2005	2004
Net income	$ 1,347	$ 1,060	$ 1,780	$ 1,212
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	-	(56)	(1)	(54)
Comprehensive income	$ 1,347	$ 1,004	$ 1,779	$ 1,158

10.    COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries are parties to various legal proceedings and claims incidental to their normal business operations for which no material liability is expected beyond which, is recorded.  While the ultimate resolution is not known, management does not expect that the resolution of such matters will have a material adverse effect on the Company's consolidated financial position and results of operations.

11.    RESTRUCTURING CHARGES:

The following presents a reconciliation of the remaining components resulting from the 2003, 2002 and 2001 restructuring charges at June 30, 2005, which are included in accounts payable and accrued liabilities:

	Balance at		Balance at
	December 31,		June 30,
	2004	Payments	2005
Severance and other employee costs	$ 27	$ (6)	$ 21
Facility closing costs	481	(217)	264
Total restructuring charges	$ 508	$ (223)	$ 285

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands except per Share Amounts)

12.    DISCONTINUED OPERATIONS:

On May 30, 2003, the Company sold its UK Operations.  The sale agreement included a provision that entitled the Company to additional cash payments of $125,000 per year for the two-year period ended May 31, 2005 if the sold business achieved certain minimum performance targets.  Such minimum targets were achieved and these contingent payments of $125,000 were recognized as income from discontinued operations in both 2004 and 2005.  Additionally, the sale agreement contained another provision that entitled the Company to additional cash payments if the UK operation was able to utilize various tax benefits that were sold with the operations.  In 2005, the Company received a final cash payment of $125,000 for these tax benefits.

13.    RELATED PARTY TRANSACTIONS:

Since 1994, the Company has provided payroll and administrative services to Chief Executive Magazine, Inc. ("Chief Executive").  During 2001, Edward M. Kopko, the Company's Chief Executive Officer, became the managing general partner of Chief Executive Group, L.P. ("CE Group"), the limited partnership that owns the magazine.  Also in 2001, the Company converted approximately $2.0 million of accounts receivable from Chief Executive into a note receivable.  The note bears interest at three hundred basis points above the prime rate (9.25% at June 30, 2005).  In March 2004, the Company's Board of Directors approved taking action to assume full ownership of Chief Executive's assets.  Consequently, a decision regarding disposition of the asset will be made at a later date.  In 2004, as a result of the pending foreclosure, the Company has included all of the receivables from Chief Executive and related allowances in other assets.  At June 30, 2005, trade receivables and the note receivable from Chief Executive totaled approximately $8.9 million and $1.3 million, respectively, and are included in other assets net of allowance for doubtful accounts and notes of $6.2 million.  The following table presents the billings, payments, interest charges and related charges to provision for doubtful accounts and notes for Chief Executive in 2005:

Activity for the
	Three-Month	Six-Month
	Period Ended	Period Ended
	June 30, 2005	June 30, 2005
Due from Chief Executive
Accounts receivable at beginning of period	$ 8,987	$ 8,649
Billings for services provided	925	2,070
Payments received	(993)	(1,800)
Accounts receivable at June 30, 2005	$ 8,919	$ 8,919

Allowance for doubtful accounts at beginning of period	$ (5,436)	$ (5,437)
Additions	(290)	(289)
Allowance for doubtful accounts at June 30, 2005	$ (5,726)	$ (5,726)

Note receivable at beginning of period	$ 1,295	$ 1,269
Interest income	30	56
Payments received	-	-
Note receivable at June 30, 2005	$ 1,325	$ 1,325

Allowance for doubtful notes at beginning of period	$ (463)	$ (436)
Additions	(30)	(57)
Allowance for doubtful notes at June 30, 2005	$ (493)	$ (493)

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands except per Share Amounts)

14.    SUBSEQUENT EVENTS:

Chief Executive

In 2004, the Company notified CE Group of its intent to initiate legal proceedings to foreclose on all of Chief Executive's property and assets due to Chief Executive's inability to repay its obligations to the Company.  (See Note 17 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K")).  Negotiations for the judicial transfer to the Company of all the assets and certain liabilities of Chief Executive are substantially completed.  The partners of CE Group have been granted a brief period of time to indicate if they are willing to provide significant additional capital contributions to Chief Executive sufficient to, among other things, repay Chief Executive's indebtedness to the Company.  If the partners of CE Group do not submit a proposal for additional capital contributions, the Company expects the transfer of Chief Executive's assets to occur in the third or fourth quarter of 2005.

Delinquent Filing of Form 10-K, Form 11-K and Form 10-Q

The Company did not file its 2004 Form 10-K timely with the Securities and Exchange Commission ("SEC").  Additional time was required to review the Company's accounting treatment of Chief Executive and related receivables for the years ended December 31, 2004 and 2003.

On April 19, 2005, the Company received a NASDAQ Staff Determination Letter indicating the Company's securities were subject to delisting from NASDAQ at the opening of business on April 28, 2005, because the Company's 2004 Form 10-K was not filed and as a result the Company failed to comply with the requirements for continued listing set forth in NASDAQ's Marketplace Rule 4310(c)(14).  Effective at the opening of business on April 21, 2005, the fifth character "E" was appended to the Company's trading symbol and it was changed from BUTL to BUTLE.

On May 25, 2005, the Company received a notice from NASDAQ that as a result of not timely filing its March 31, 2005 Form 10-Q it was not in compliance with NASDAQ's listing requirements.  During the May 26, 2005 hearing, the Company also requested from NASDAQ a further extension for compliance under Rule 4310(c)(14) for filing its March 31, 2005 Form 10-Q.

On May 26, 2005, the Company appeared before the NASDAQ Listing Qualifications Panel to request a further extension of the deadline to file its 2004 Form 10-K.

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

On July 15, 2005, the Company failed to file its Form 11-K Annual Report Pursuant to Section 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 ("2004 Form 11-K") timely with the SEC because of the unresolved accounting issues related to its 2004 Form 10-K.

Additionally, as a result of not timely filing its 2004 Form 10-K, the Company was in default under its Credit Facility with GECC.  GECC granted the Company a temporary waiver on July 19, 2005 for not delivering the 2004 Form 10-K and March 31, 2005 Form 10-Q on a timely basis.  GECC required that the Company file its 2004 Form 10-K within one week of the date of the waiver and March 31, 2005 Form 10-Q within four weeks of the date of the waiver.  Additionally, GECC imposed a cap on the maximum amount of accounts payable and/or debt Chief Executive can have payable to the Company.  The cap is $10.6 million through December 31, 2005 and $10.4 million thereafter.

In connection with the audit of its 2004 consolidated financial statements, the Company has completed the review of its accounting treatment of Chief Executive, a related party, for the years ended December 31, 2004 and 2003.  Based on the review the Company has included all of the accounts receivable from Chief Executive as long-term assets for the year 2004.

On July 26, 2005 the Company filed its 2004 Form 10-K and 2004 Form 11-K with the SEC.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular Information in Thousands except per Share Amounts)

On July 29, 2005 the Company requested an extension from the NASDAQ Listing Qualification Panel until August 12, 2005 for the time to file its March 31, 2005 Form 10-Q.

On August 9, 2005, the Company received notification from the NASDAQ Listing Qualifications Panel of its decision to permit its common stock to continue to trade under the symbol BUTLE until August 12, 2005, subject to the following conditions:  (i) on or before August 12, 2005, the Company shall file its March 31, 2005 Form 10-Q and (ii) in order to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on the NASDAQ SmallCap Market.  On August 12, 2005, the Company filed its Form 10-Q for the quarterly period ended March 31, 2005.

The Company's June 30, 2005 Form 10-Q was due on August 15, 2005.  On August 16, 2005, the Company filed with the SEC Form 12b-25 "Notification of Late Filing" requesting five additional business days in which to file its June 30, 2005 Form 10-Q.  This extended the filing date to August 22, 2005.  The Company failed to file its June 30, 2005 Form 10-Q by August 22, 2005.

On August 24, 2005, the Company received a "Notification of Additional Delinquency" ("Deficiency Notice") from NASDAQ because the Company failed to file with the SEC its June 30, 2005 Form 10-Q by its due date of August 22, 2005.  Under Marketplace Rule 4815(b), the Company is required to respond to the Deficiency Notice by August 31, 2005.  The response from the Company must be a public announcement through the news media that includes disclosure of the receipt of the Deficiency Notice, Marketplace Rule 4815(b) that is the basis of the deficiency and that the Deficiency Notice is an additional basis for delisting its securities from the NASDAQ SmallCap Market.  In the event the Company is unable to file its June 30, 2005 Form 10-Q or respond to the NASDAQ Deficiency Notice by August 31, 2005, its securities may be delisted from the NASDAQ SmallCap Market.

On August 29, 2005, the Company issued a press release announcing that the Company would require additional time in which to file its Form 10-Q for the fiscal quarter ended June 30, 2005 and that it had received a NASDAQ Deficiency Notice

Pending determination of compliance with NASDAQ's filing requirements and compliance with all other requirements for continued listing on NASDAQ, the fifth character "E" will remain appended to the Company's trading symbol.  Except for the late filing of the Registrant's June 30, 2005 Form 10-Q; the Company is currently compliant with all other applicable NASDAQ rules.

On September 1, 2005, the Company received Amendment No. 11 and Limited Waiver to the General Electric Credit Corporation ("GECC") Revolving Credit facility ("Credit Facility").  The Amendment extended the Credit Facility maturity date to July 1, 2006.  The maturity date of the Credit Facility is one year and one day from the end of the second quarter of 2005 and as such the Company classifies that portion of the Credit Facility debt which is not due to be paid within the upcoming four quarters as long-term debt.  The Waiver granted the Company two weeks of additional time, until September15, 2005, to file the June 30, 2005 Form 10-Q.  The Company was in default under the Credit Facility for not filing the June 30, 2005 Form 10-Q on time.   As part of the Amendment, GECC will require the Company to issue 10,000 shares of Company Stock to GECC commencing March 31, 2006 and continuing each month thereafter until the Credit Facility is terminated, provide monthly cash flow forecasts to GECC, and pay a one-time $50,000 fee.  The Amendment also reduces the maximum Leverage Ratio Covenant from 4.35 to 4.10 for the fourth quarter of fiscal 2005 and each quarter thereafter.

The Company has received a number of Credit Facility debt maturity extensions from GECC.  There can be no assurance that future debt maturity extensions ("Extensions") will be granted by GECC.  If Extensions are not provided by GECC, the Credit Facility would be recorded as short-term debt.  The Company currently does not have the operating cash flow or available funds to retire that amount of debt within one year.  The Company is planning to refinance the GECC debt before July 1, 2006.  The Company is in the process of selling its Montvale, New Jersey building.  The proceeds will be used to reduce the amount of refinancing required.  If the Company is not able to refinance the remaining debt entirely, it will seek additional forms of capital, such as equity, or consider selling a portion of the business.  There can be no assurance, however, that alternative or additional financing will be available.  If the alternative or additional financing is not available, it may have an adverse impact on the Company's normal business operations.

BUTLER INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Butler International, Inc. (the "Company" or "Butler") provides domestic and international outsourcing, project management and technical staff augmentation services in technical, information technology, and telecommunications disciplines including:  engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software quality assurance testing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation, and provides fleet maintenance and repair services to major ground fleet-holders primarily in the telecommunications industry. Aerospace/aircraft, satellite, defense, and telecommunications are Butler's largest and fastest growing industries served.  Companies primarily utilize Butler's services to help them execute projects quickly and more affordably.  Services are provided to clients on a contractual basis.  Many of the Company's major clients are large, well known US-based companies, or their various divisions and subsidiaries.

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

        This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Three-month period ended June 30, 2005 compared to the three-month period ended June 30, 2004

        Net sales for the second quarter of 2005 were $72.9 million, a $9.8 million or 15.6% increase compared to the second quarter of 2004. This is the seventh quarter in a row of year over year quarterly sales increases.  A key strategy is to pursue growth by focusing on key customer needs.

16

BUTLER INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        Sales to the top ten (10) customers accounted for 73.6% of sales in the second quarter of 2005 compared to 67.4% in the second quarter of 2004.  Sales to the top ten customers grew $3.9 million or 9.2% in the current quarter compared with a year ago.  Sales increases of more than 20% at four of the top ten customers were partially offset by declines at two of the top ten customers, resulting in top ten customer sales growth being less than overall sales growth for the second quarter of 2005 as compared to the second quarter of 2004.  Three customers accounted for approximately 35% of consolidated net sales for the second quarter of 2005, as compared to approximately 26% of second quarter 2004 consolidated net sales.  If the customer list is expanded to include the top twenty-five customers, ten of the remaining fifteen customers had sales growth in excess of 25% during the second quarter of 2005, as compared to the second quarter of 2004.

        As of June 30, 2005 the Company had approximately 3,350 employees, of which approximately 3,040 billable employees provided services generally at client facilities.  At the end of the second quarter in 2004, the Company had approximately 3,220 employees, of which approximately 2,960 were billable employees.  During the second quarter of 2005, the Company had an average of approximately 2,980 billable employees, an increase of approximately 5% over the average number of billable employees for the second quarter of 2004.  The sales increase in the second quarter of 2005 resulted from the increase in the average number of billable employees as well as an increase in new business at both existing and new customers at higher margin billing rates.

        Second quarter 2005 gross margin was $13.2 million, a 20.3% increase compared with the second quarter 2004 results of $11.0 million. The gross margin percentage for the second quarter of 2005 was 18.1% compared with 17.4% for the second quarter of 2004.  The improvement in gross margin and gross margin percentage is explained by higher sales and higher margin business.

        Second quarter 2005 operating income was $3.0 million, a 33.9% increase compared to $2.3 million for the second quarter of 2004.  The operating profit expressed as a percentage of net sales for the second quarter of 2005 was 4.2% compared with 3.6% for the second quarter of 2004.   The operating profit improvement resulted from the Company's increased sales, offset partially by selling, general, and administrative expenses ("SG&A"), which grew at a faster rate than sales.

        Second quarter 2005 SG&A was 13.4% of net sales compared to 13.1% of sales in the second quarter of 2004.  SG&A increased 18.6% from the second quarter of 2004 to the second quarter of 2005.  Net sales increased 15.6% during the same period of comparison.  The increase of $1.5 million in SG&A in the second quarter 2005 compared with the second quarter 2004 principally reflects the impact of higher labor costs, higher professional fees incurred, and increases in allowances for bad debts.  The increase in SG&A was partially offset by lower depreciation expense.  Depreciation expense was favorable in the quarter by $0.1 million as a result of accounting for the reclassification of the Montvale building and property to assets held for sale.

        Second quarter 2005 interest expense was $1.2 million as compared with $1.0 million during the second quarter of 2004.   Interest expense increased primarily as a result of increases in the Company's variable borrowing rates following interest rate increases by the Federal Reserve Bank during 2004 and 2005, which more than offset an approximate 2% decline in the Company's average quarterly debt balance in the second quarter of 2005 as compared to the second quarter of 2004. Income tax expense was $0.8 million for the current year's second quarter as compared with $0.3 million for the prior year.  The effective tax rate for the second quarter of 2005 was 41.6% compared with 23.7% during the second quarter of 2004.  The 2005 rate reflects the Company's estimate of 2005 profitability and the Company's evaluation of its tax planning strategies related to its income tax position.  The Company's second quarter 2004 effective tax rate results from a reduction in accrued taxes payable, as a result of the IRS notifying the Company that its returns for the years 1998 through 2002 had been accepted as filed.

        Second quarter 2005 income from continuing operations was $1.1 million, a 17.3% increase compared to the second quarter of 2004. The income from continuing operations as a percentage of net sales for the second quarter of 2005 was consistent with the prior year's second quarter at 1.5%.   Second quarter 2005 earnings per share ("EPS") from continuing operations was $0.08 per diluted share compared with $0.07 per diluted share for the second quarter of 2004.

        Butler's three business segments, Technical Services ("BTG"), Telecommunication Services ("BTI") and Information Technology Services ("BTS") experienced second quarter 2005 sales growth of 19.5%, 10.1% and 7.6%, respectively, compared with the second quarter of 2004.  BTG, Butler's largest business segment, had second quarter 2005 sales of $45.6 million, the largest sales increase ($7.4 million), and sales percentage increase (19.5%), of Butler's business segments.  BTG's key markets include aerospace, defense, and heavy equipment manufacturing that are currently experiencing substantial growth in capital spending.  BTI sales were $20.9 million, an increase of $1.9 million (10.1%) when compared with the second quarter of 2004.  BTI primarily serves the telecommunication industry.  BTS sales were $6.1 million, an increase of $0.4 million (7.6%) during the current quarter.  BTG, BTI and BTS sales increases were mostly due to higher sales to a number of key customers.

BUTLER INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        Butler's three business segments, BTG and BTI and BTS all achieved second quarter 2005 operating profit growth compared to the second quarter of 2004. BTG's operating profit growth was $4.2 million, an increase of $0.4 million (11.1%).  BTG's operating profit was less than its sales growth as a result of opening new offices and adding employees to pursue future sales growth.  BTI operating profit was $2.4 million, an increase of $0.8 million (52.7%) when compared with the second quarter of 2004.  BTI's operating profit growth was driven by an increase in sales at several key customers. BTS's operating profit was $0.4 million, a slight increase when compared with the second quarter of 2004.  BTS's relatively flat operating profit was a result of expenses incurred in expanding the Company's India operation in order to capture future growth.

Discontinued Operations

        On May 30, 2003, the Company sold its UK operations.  The sale agreement included a provision that entitled the Company to additional cash payments for the two-year period ending May 31, 2005 if the sold business achieved certain minimum performance targets and utilized certain tax benefits.  These contingent payments were recognized as income from discontinued operations.  In 2005 and 2004, the Company received $250,000 and $125,000, respectively, of additional proceeds from its sale of the UK operations.

Six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004

        Net sales for the six months ended June 30, 2005 were $136.9 million, an increase of $16.0 million or 13.2% compared with the prior year's first half.  A key Company strategy is to pursue growth by focusing on key customer needs.  Sales to the top ten (10) customers accounted for 67.3% of sales in the first half of 2005 compared to 68.0% in the first half of 2004.

        Sales to the top ten customers grew $9.9 million or 12.1% for the six-month period ended June 30, 2005 as compared with the six months ended 2004.  Sales increases of 20% or more at five top ten customers were partially offset by declines of more than 20% at three top ten customers, resulting in top ten customer sales growing at an overall rate less than total sales growth.  If the customer list is expanded to include the top twenty-five customers, ten of the remaining fifteen customers had sales growth in excess of 30% during the first six months of 2005, as compared to the first six months of 2004.

        During the first six months of 2005, the Company had an average of approximately 2,880 billable employees, an increase of approximately 4% over the average number of billable employees for the first six months of 2004.  The sales increase in the six-month period ended June 30, 2005 resulted from the increase in the average number of billable employees as well as an increase in new business at both existing and new customers at higher margin billing rates.

        Gross margin in the first six months of 2005 was $24.1 million, a $3.4 million (16.3%) increase compared with $20.7 million for the first six months of 2004. The gross margin percentage for the first six months of 2005 was 17.6% compared with 17.1% for the first six-months of 2004.  The improvement in gross margin and gross margin percentage was attributable to higher sales and higher margin business.

        Operating income for the first six months of 2005 was $4.8 million, a $1.3 million (36.1%) increase compared with $3.5 million for the first six months of 2004. The operating profit improvement resulted from the Company's increased sales, offset partially by SG&A which grew at a faster rate than sales.  The operating profit as a percentage of net sales for the first six-months of 2005 was 3.5% compared with 2.9% for the first six months of 2004.  SG&A in the first six months of 2005 was 13.5% of net sales compared to 13.4% of net sales in the first half of 2004.  SG&A increased 14.2% from the first half of 2004 to the first half of 2005.  Net sales increased 13.2% during the same period of comparison. The increase of $2.3 million in SG&A in the first six months of 2005 compared with the first six months of 2004 resulted from the impact of higher labor costs, higher professional fees, and increases in reserves for doubtful accounts and notes.  During the first six months of 2005, depreciation expense decreased by $0.2 million or 20.4%, when compared to the first six months of 2005.   Depreciation expense was lower in the first six months of 2005 as a result of the reclassification of the Montvale building and property to assets held for sale.

BUTLER INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        Interest expense for the first six months of 2005 was $2.1 million as compared with $2.0 million during the first six months of 2004.  Interest expense increased primarily as a result of increases in the Company's variable borrowing rates following interest rate increases by the Federal Reserve Bank during 2004 and 2005, which more than offset an approximate 2% decline in the Company's average quarterly debt balance in the first six months of 2005 as compared with the first six months of 2004.  Income tax expense for the first six months of 2005 was $1.1 million as compared with $0.4 million for the first six months of 2004.  The effective income tax rate for the first six months of 2005 was 41.7% as compared with 26.0% during the first six months of 2004.  The increase in the 2005 rate reflects the Company's estimate of 2005 profitability and it's evaluation of its tax planning strategies related to its income tax position.  The Company's effective tax rate for the first six months of 2004 resulted from a reduction in accrued taxes payable, as a result of the IRS notifying the Company that its returns for the years 1998 through 2002 had been accepted as filed.

        Income from continuing operations during the first half of 2005 was $1.5 million, a 40.8% increase compared to the first half of 2004.  Income from continuing operations expressed as a percentage of net sales through the first six months of 2005 was 1.1% compared with 0.9% for the six months ended June 30, 2004.  2005 EPS from continuing operations was $0.11 per diluted share compared with $0.08 per diluted share for the first half of 2004.

        During the first six months of 2005, Butler's two largest business segments, BTG, and BTI experienced sales growth of 16.7% and 10.1%, respectively, as compared with the first six months of 2004.  BTG is Butler's largest business segment and had the largest sales increase ($12.5 million) and percentage of sales increase (16.7%) during the first half of 2005 as compared with the prior year.  BTG's key markets include aerospace, defense, and heavy equipment manufacturing that are currently experiencing substantial growth in capital spending.  The BTI sales increase during the first six months of 2005 was $3.5 million (10.1%) when compared with the first six months of 2004.  BTI primarily serves the telecommunication industry.  BTG and BTI sales increases were primarily due to higher sales at the Company's key customers.  BTS sales were relatively unchanged during the first six months of 2005 as compared with the first six months of 2004.  Although BTS sales increased at some customers during the first six months of 2005,  the gains were mostly offset by a decline at a key customer.  Sales at BTS did increase during the second quarter of 2005 as compared to the second quarter of 2004, signaling a potential improvement in future sales.

        During the first six months of 2005, BTG and BTI each achieved growth in operating profit as compared with the first six months of 2004. BTG's operating profit increased $0.5 million or 6.9%. BTG's operating profit growth was less than its sales growth as a result of opening new offices and adding employees to pursue future sales growth.  The BTI operating profit increase in the current year was $1.5 million, an increase of 72.1% when compared with the six months ended June 30, 2004.  BTI's operating profit growth was driven by an increase in sales at a key customer. BTS's operating profit was flat when compared with the prior year at $0.7 million.  BTS's relatively flat operating profit was a result of expenses incurred to expand the Company's India operation in order to capture future growth.

Discontinued Operations

        On May 30, 2003, the Company sold its UK operations.  The sale agreement included a provision that entitled the Company to additional cash payments for the two-year period ending May 31, 2005 if the sold business achieved certain minimum performance targets and utilized certain tax benefits.  These contingent payments were recognized as income from discontinued operations.  In 2005 and 2004, the Company received $250,000 and $125,000, respectively, of additional proceeds from its sale of the UK operations.

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

BUTLER INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        Should the United States economy decline in 2005, the Company's operating performance could be adversely impacted resulting in the need for future cost reductions, change in strategy and capital infusion.  Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce Butler's future earnings.  Butler may not be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing risks.

        The technical and technology outsourcing services industry is very competitive and highly fragmented.  There are limited barriers to entry and new competitors frequently enter the market.  A significant number of its competitors are financially stronger than the Company.  The Company competes in national, regional and local markets with numerous technical and technology outsourcing consulting firms.  Price competition in the technical and technology outsourcing industry is significant, and pricing pressures from competitors and customers are increasing.  Butler expects that the level of competition will remain high in the future, which could limit Butler's ability to maintain or increase its market share or profitability.

Accounting Changes

        Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and as a result, goodwill is not amortized but tested for impairment annually, or more frequently if events or changes on circumstances indicate the asset might be impaired.  The Company set an annual impairment testing date of June 30.  An impairment charge will only be recognized when the implied fair value of a reporting unit, including goodwill, is less than the carrying amount.  There were no changes in the carrying amount of goodwill during the first six months of 2005.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2005, the Company had cash of approximately $0.3 million and working capital of $31.6 million compared to cash of $1.3 million and working capital of $27.2 million at the end of December 2004.  Accounts receivable as measured in day's sales outstanding ("DSO") at June 30, 2005 was 52.7 DSO as compared with 52.1 DSO at December 31, 2004.  At June 30, 2005, the Company had approximately $33.7 million of borrowings committed ($27.8 million of revolving credit facility loans plus $5.9 million of letters of credit) under its revolving credit facility with General Electric Capital Corporation ("GECC"), leaving approximately $3.4 million of availability for that week.  The Company also has two term loans with GECC.  The June 30, 2005 balance outstanding under GECC Term Loan A was $12 million and under Term Loan B was $18 million.  The Company also has a ten-year mortgage for its corporate office facility with a balance of $6.7 million at June 30, 2005.

        The Company funds its operations primarily with cash generated by operations and borrowings under its existing revolving credit facility with GECC.  The ability to borrow under the existing revolving credit facility varies weekly and depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivable.  Daily cash collected from customers is deposited into accounts controlled by GECC and is transferred to pay down the Company's borrowings.  The Company's cash requirements are funded daily by GECC provided there are available funds.  The Company has borrowed under the revolving credit facility to pay required quarterly term loan payments.  Revenue, and gross margin levels, and selling, general, and administrative expenses, along with working capital requirements affect operating cash flow and any deterioration in the Company's performance on these financial measures would have a negative impact on the Company's liquidity. Additionally, capital spending activity and letters of credit required by insurance companies or lenders reduce the availability of borrowing from GECC.   The Company is in compliance with required covenants, as amended and/or waived as described under Financing Activities below.

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

BUTLER INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Activities

        During the first six months of 2005 cash used in operations was $3.1 million as compared with cash used in operations of $5.8 million during the first six months of 2004.  Although the Company had net income of approximately $1.8 million for the first half of 2005, net spending on working capital, notably accounts receivable, to fund growth in sales resulted in negative cash flow from operations.  Non-cash charges included $0.8 million of depreciation and amortization expense, $0.5 million charged to the provision for doubtful accounts and $1.1 million for deferred taxes.

Investing Activities

        During the first six months of 2005, capital expenditures were approximately $1.0 million, as compared with approximately $0.4 million during the first six months of 2004.  The increase in 2005 capital spending was in response to an increase in equipment and infrastructure investments required to support increased sales in the current year.

Financing Activities

        Cash provided by financing activities was approximately $2.8 million in the first half of 2005 as compared with approximately $6.1 million in the first half of 2004.  The current quarter financing activity resulted from an increase in borrowings under the Company's revolving credit facility to fund working capital requirements and capital spending and repay long-term debt.

        The Company's revolving credit facility (the "Credit Facility") is scheduled to expire in July 2006.  The Company plans to renew, extend or refinance this facility prior to its scheduled expiration.  The Company's Credit Facility, as amended, contains various restrictive covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios (minimum fixed charge coverage, minimum interest coverage, maximum capital expenditures, maximum leverage, and minimum tangible net worth) and restrictions on the amount of cash dividends, loans and advances within the consolidated group as well as other customary covenants, representations and warranties, funding conditions and events of default.   The Company has standby letters of credit in the amount of $3.9 million as collateral against its insurance program.  These letters of credit are renewed annually.  The Company also has a $2.0 million letter of credit associated with its mortgage note.

    On September 1, 2005, the Company received Amendment No. 11 and Limited Waiver to the General Electric Credit Corporation ("GECC") Revolving Credit facility ("Credit Facility").  The Amendment extended the Credit Facility maturity date to July 1, 2006.  The maturity date of the Credit Facility is one year and one day from the end of the second quarter of 2005 and as such the Company classifies that portion of the Credit Facility debt which is not due to be paid within the upcoming four quarters as long-term debt.  The Waiver granted the Company two weeks of additional time, until September15, 2005, to file the June 30, 2005 Form 10-Q.  The Company was in default under the Credit Facility for not filing the June 30, 2005 Form 10-Q on time.   As part of the Amendment, GECC will require the Company to issue 10,000 shares of Company Stock to GECC commencing March 31, 2006 and continuing each month thereafter until the Credit Facility is terminated, provide monthly cash flow forecasts to GECC, and pay a one-time $50,000 fee.  The Amendment also reduces the maximum Leverage Ratio Covenant from 4.35 to 4.10 for the fourth quarter of fiscal 2005 and each quarter thereafter.

    The Company has received a number of Credit Facility debt maturity extensions from GECC.  There can be no assurance that future debt maturity extensions ("Extensions") will be granted by GECC.  If Extensions are not provided by GECC, the Credit Facility would be recorded as short-term debt.  The Company currently does not have the operating cash flow or available funds to retire that amount of debt within one year.  The Company is planning to refinance the GECC debt before July 1, 2006.  The Company is in the process of selling its Montvale, New Jersey building.  The proceeds will be used to reduce the amount of refinancing required.  If the Company is not able to refinance the remaining debt entirely, it will seek additional forms of capital, such as equity, or consider selling a portion of the business.  There can be no assurance, however, that alternative or additional financing will be available.  If the alternative or additional financing is not available, it may have an adverse impact on the Company's normal business operations.

BUTLER INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        Additionally, as a result of not filing its 2004 Form 10-K timely, the Company was in default under its Credit Facility with GECC.  GECC previouslygranted the Company, on July 19, 2005, a temporary waiver for not delivering the 2004 Form 10-K and March 31, 2005 Form 10-Q on a timely basis.  GECC required the Company to file its 2004 Form 10-K within one week of the date of the waiver and its March 31, 2005 Form 10-Q within four weeks of the date of the waiver.  Additionally, GECC imposed a cap on the maximum amount of accounts payable and/or debt Chief Executive can have payable to the Company.  The cap is $10.6 million through December 31, 2005 and $10.4 million thereafter.

        As a result of not timely filing its June 30, 2005 Form 10-Q, the Company was in default under its Credit Facility with GECC.  GECC granted the Company a temporary waiver on September 1, 2005 for not delivering the June 30, 2005 Form 10-Q on a timely basis.  GECC required that the Company file its June 30, 2005 Form 10-Q within two weeks of the date of the waiver.  As part of Amendment No. 11 to the Credit Facility, GECC will require the Company to issue 10,000 shares of Company Stock to GECC commencing March 31, 2006 and continuing each month thereafter until the Credit Facility is terminated, provide monthly cash flow forecasts to GECC, and pay a one-time $50,000 fee.  The Amendment also reduces the maximum Leverage Ratio Covenant from 4.35 to 4.10 for the fourth quarter of fiscal 2005 and each quarter thereafter.

        On July 26, 2005, the Company filed its 2004 Form 10-K and 2004 Form 11-K with the Securities and Exchange Commission ("SEC").  On August 12, 2005 the Company filed its March 31, 2005 quarterly report on Form 10-Q with the SEC.  On September 1, 2005 the Company filed its June 30, 2005 quarterly report on Form 10-Q with the SEC.  These reports were filed within the timeframes permitted by GECC.

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

        The Company's international operations are directed from its office in Hyderabad, India.  International operations accounted for less than 1% of the Company's sales for the three-month and six-month periods ended June 30, 2005.  In the first six months of 2005, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

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

        The Company did not file its Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 timely with the SEC.  Additional time was required to review the Company's accounting treatment of Chief Executive and related receivables for the years ended December 31, 2004 and 2003.  As a result of the untimely filings noted above, the Company could not file its Form 10-Q for the quarterly period ended June 30, 2005 by August 22, 2005.  See Note 14. "Subsequent Events" of the Notes to Condensed Consolidated Financial Statements for more information.

Change in internal controls.

        During the period covered by this report, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's financial reporting.

BUTLER INTERNATIONAL, INC.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

    None

Item 2.   Changes in Securities

    None

Item 3.   Defaults upon Senior Securities

    None

Item 4.   Submission of Matters to a Vote of Security Holders

    None

Item 5.   Other Information

    None

Item 6.   Exhibits

    Exhibit Index is included after signatures.  New exhibits, listed as follows, are attached:

Exhibit No.	Description

10.35(k)	Eleventh Amendment and Limited Waiver, dated September 1, 2005, among the Registrant, Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.35(k).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Senior Vice President - Finance and Chief Financial Officer filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Senior Vice President - Finance and Chief Financial Officer filed herewith as Exhibit 32.2.

BUTLER INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 2, 2005	BUTLER INTERNATIONAL, INC.
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

10.35(i)

Ninth Amendment, dated March 25, 2005, among the Registrant, Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.35(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, and hereby incorporated by reference.

10.35(j)

Tenth Amendment and Limited Waiver, dated July 19, 2005, among the Registrant, Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.35(j) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, and hereby incorporated by reference.

10.35(k)	Eleventh Amendment and Limited Waiver, dated September 1, 2005, among the Registrant, Butler Service Group, Inc. and General Electric Capital Corporation, filed herewith as Exhibit 10.35(k).

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

10.58*	Employment Agreement dated April 11, 2005 between the Registrant and Thomas J. Considine, Jr. filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 15, 2005.

23.1

Consent of Independent Registered Public Accounting Firm, filed as Exhibit 23.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and hereby incorporated by reference.

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