Form 10-K/A
period 2004-12-31
BUTLER INTERNATIONAL INC /MD/
filed 2007-10-11
CIK 786765

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

New River Center, 200 East Las Olas Boulevard, Fort Lauderdale, Florida 33315

(Address of principal executive offices and zip code)

(954) 761-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $18,366,612. Such aggregate market value has been computed by reference to the $2.39 per share closing sale price of such stock as of June 30, 2004. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission. As of September 30, 2007, 12,839,392 shares of the registrant’s single class of common stock, par value $0.001 per share, were outstanding.

Explanatory Note

This Amendment No. 1 on Form 10–K/A (Form “10K/A”) amends the Butler International, Inc. (the “Company” or “Butler”) annual report on Form 10–K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (the “SEC”) on July 25, 2005. The amendment is a result of the restatement of the Company’s consolidated financial statements as of December 31, 2004 and 2003 and the fiscal years ended December 31, 2004, 2003, 2002 (the “ Restatement”) and related financial information for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The Company also restated unaudited quarterly financial information for the 2004 and 2003 interim periods.

The Company is restating its previously filed consolidated financial statements and other financial information for the above referenced periods to correct the following:

-	An error in the amounts recorded for income tax expense and related tax assets and liabilities;

-	An error in the amounts accrued for employee compensated absences; and

-	An omission of separately identified cash flows from discontinued operations in the consolidated statement of cash flows.

These errors are described in more detail in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 3 to the Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data.

All of the information in this Form 10–K/A is as of July 25, 2005, the date the Company originally filed its Form 10–K with the SEC, and does not reflect any subsequent information or events other than the Restatement.

This Form 10–K/A does not set forth the originally filed Form 10–K in its entirety. The following items and exhibits have been amended as a result of the restatement, and therefore are provided in the Form 10–K/A:

Part II, Item 6 – Selected Consolidated Financial Information

Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation

Part II, Item 8 – Financial Statements and Supplementary Data

Part II, Item 9A – Controls and Procedures

The Company is including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10–K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

BUTLER INTERNATIONAL, INC. Form 10-K/A for Fiscal Year Ended December 31, 2004

	TABLE OF CONTENTS
			Page

Part II:
	Item 6.	Selected Consolidated Financial Information	4
	Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	5
	Item 8.	Financial Statements and Supplementary Data	17
	Item 9a.	Controls and Procedures	49

Part IV:
	Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures			51
Financial Statement Schedules for each of the three years in the period ended December 31, 2004:
	Schedule I - Condensed Financial Information of Registrant		52
	Schedule II - Valuation and Qualifying Accounts		57
Exhibits Listing			58
3

PART II

Item 6.   Selected Consolidated Financial Information

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, including the related notes, included in this Form 10-K/A. The selected consolidated financial data as of and for the end of, each of the three years in the period ended December 31, 2004, are derived from our restated consolidated financial statements. See Note 3 of the Consolidated Financial Statements for a description of the Restatement and its effects.

(in thousands, except per share data)
Operations data:	2004 ( Restated)	2003 ( Restated)	2002 ( Restated)	2001 ( Restated)	2000 ( Restated)

Net sales	$251,325	$208,983	$246,174	$350,425	$413,640
Gross margin	43,354	36,671	48,315	70,271	86,449

Income(loss) from continuing operations	5,717	(16,488)	(11,401)	(11,504)	3,075
Income(loss) from discontinued operations (1)	125	(786)	326	888	619
Cumulative effect of accounting change (2)	—	—	(12,338)	—	—

Net income(loss)	$5,842	$(17,274)	$(23,413)	$(10,616)	$3,694

Per share data:
Earnings(loss) per share of common stock:
Basic:
Continuing operations	$0.52	$(1.66)	$(1.17)	$(1.26)	$0.29
Discontinued operations	0.01	(0.08)	0.03	0.09	0.07
Cumulative effect of accounting change	—	—	(1.23)	—	—

Total	$0.53	$(1.74)	$(2.37)	$(1.17)	$0.36

Assuming dilution:
Continuing operations	$0.43	$(1.66)	$(1.17)	$(1.26)	$0.28
Discontinued operations	0.01	(0.08)	0.03	0.09	0.06
Cumulative effect of accounting change	—	—	(1.23)	—	—

Total	$0.44	$(1.74)	$(2.37)	$(1.17)	$0.34

Weighted average number of shares outstanding:
Basic	10,228	10,174	10,037	9,422	9,394
Assuming dilution	13,160	10,174	10,037	9,422	11,172

Balance Sheet Data:
Total assets	$104,233	$98,208	$117,389	$158,574	$180,758
Debt (including current portion)	61,907	58,369	63,140	76,004	82,373
Total liabilities	88,236	88,532	91,867	110,162	118,074
Stockholders’ equity	15,997	9,676	25,523	48,412	62,684

(1) On May 30, 2003, the Company sold it business in the United Kingdom (“UK”). The UK discontinued operations are shown separate from continuing operation for all periods presented.

(2) Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 3 to the Consolidated Financial Statements, the Company’s consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.

Overview

         The Company provides outsourcing, project management and technical staff augmentation services in technical, information technology, and telecommunications disciplines including: engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software quality assurance testing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation. The Company also provides fleet maintenance and repair services to major ground fleet-holders primarily in the telecommunication industry. The combined vertical industry segments of aerospace/aircraft, satellite and defense are Butler’s largest and fastest growing segments.

         Companies primarily utilize Butler’s services to help them execute projects quickly and more affordably. Services are provided to clients on a contractual basis. Many of the Company’s major clients are large, US-based companies, or their various divisions and subsidiaries. The Company delivers its services directly to end-user customers as well as through equipment manufacturers such as Nortel Networks, and partners such as Parametric Technologies Corporation (PTC), and MCI. As of February 25, 2005, the Company had approximately 3,100 employees, of which approximately 2,800 billable employees provide services generally at client facilities, from a network of 33 offices in the United States and abroad. Through international operations, the Company currently provides similar services from offices in India.

         In 2004, the Company had net sales of $251.3 million. Demand for the Company’s services began to increase in the second quarter of 2003. Net sales have increased sequentially in each of the last three quarters of 2003 and in every quarter of 2004. The Technical Services division experienced the most significant increase in volume followed by that of the Telecommunications Services division. The Company expects continued growth and profitability in 2005.

         The financial review that follows includes a discussion of the Company’s results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements and related notes.

         All forward looking statements which were included in Butler’s original submission of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 on July 25, 2005 have not been revised to reflect results or events that have become known subsequent to the original filing of this document.

CONSOLIDATED RESULTS OF OPERATIONS

Year Ended December 31, 2004 versus 2003

         Income from continuing operations was $5.7 million or $0.43 per diluted share in 2004, compared to a loss from continuing operations of $16.5 million or $1.66 per diluted share in 2003. Income (loss) from discontinued operations reflects the results of the sale of the Company’s United Kingdom based staffing operation in 2003. In 2004, the Company received $0.1 million additional proceeds from the sale. The loss from discontinued operations in 2003 of approximately $0.8 million or $0.08 per share includes the loss on disposal of approximately $1.4 million, net of tax. The Company recorded net income of $5.8 million, or $0.44 per diluted share for the year ended December 31, 2004 as compared to a net loss of $17.3 million, or $1.74 per diluted share for the year ended December 31, 2003. The net loss for the prior year included the following items, net of tax, that affect comparability with the current year: goodwill impairment loss ($7.8 million), restructuring charges ($1.6 million), legal settlement and related charges ($1.4 million) and additional provision for doubtful accounts related to Chief Executive Magazine (“Chief Executive”)($1.1 million). The Company considers these items to be separate from day-to-day operations. These items total $11.9 million, net of taxes for the year ended December 31, 2003 (see table under Items Affecting Comparability at the end of this section). Excluding these items, the net loss for 2003 would have been $5.4 million. A $6.7 million increase in gross margin combined with a $0.7 million or 27% decrease in depreciation expense and a $0.7 million or 13% decrease in interest costs with selling, general and administrative expenses (“SG&A”) decreasing by $0.1 million were the driving forces behind the year-on-year improvement from 2003, exclusive of the above-mentioned items.

         Net sales in 2004 grew by $42.3 million to $251.3 million. The Company’s Technical Services business unit reported the majority of the revenue increases, although sales from Telecommunication Services operations also grew significantly. Net sales for 2004 for Technical Services grew by $33.4 million and sales for Telecommunication Services increased by $11.0 million both primarily due to the increase in billable employees. Revenue from Information Technology Service decreased by $2.2 million in 2004 as a result of a decrease in billable employees. The primary driver of improved sales is the Company’s focus on growing its business with its top customers. These customers are in aerospace, defense, financial services and telecommunication industries, which are currently some of the fastest growing industries.

         Gross margins in 2004 increased by $6.7 million from the prior year primarily due to increased sales volume. Gross margin as a percent of sales declined slightly to 17.3 % from 17.5% in 2003. The decline was mainly due to a shift in client mix.

         Depreciation and amortization expense declined in 2004 by $0.7 million from prior year as a result of the Company’s efforts to effectively manage its capital expenditures through its cost reduction programs over the past three years.

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

         The provision for doubtful accounts and notes decreased sharply in 2004 as only an additional $0.2 million allowance for Chief Executive receivables was required. In the fourth quarter of 2003, the Company increased its allowance for doubtful accounts and notes by $1.8 million due to the continuing deterioration of the financial condition of Chief Executive. (See Note 19 to consolidated financial statements.) Negotiations for the judicial transfer to the Company of all the assets and certain liabilities of Chief Executive are substantially completed. The Company expects the transfer of Chief Executive’s assets to occur in the third or fourth quarter of 2005. (See Note 21 to consolidated financial statements.)

         For the year ended December 31, 2004, interest expense was $4.2 million, compared with $4.8 million for the year ended December 31, 2003. The reduced interest expense in 2004 was primarily due to lower rates negotiated on one of the Company’s term loans in the fourth quarter of 2003 offset by increased borrowings.

         For the year ended December 31, 2004, income taxes represent current year provision for taxes offset by the recognition of current benefits from the evaluation of prior year liabilities and changes in the Company’s valuation allowances. This reevaluation of prior year liabilities is the primary reason for the decrease in the Company’s effective tax rate on income (loss) from continuing operations from a 27.5% rate in 2003 to a benefit of 24.6% in 2004. For the year ended December 31, 2003, income taxes mostly represent deferred benefits arising from the year’s U.S. net operating losses. Of the $6.3 million income tax benefit for 2003, approximately $2.9 million is related to future federal and state loss and tax credit carryover. As of December 31, 2004, the Company has utilized/received all of its refundable federal taxes arising from the carryback of net operating losses. The Company has approximately $7.7 million of federal loss carryforwards arising from 2003 and 2002 net losses ($4.7 million expires in 2008 and $3.0 million expires in 2022 and 2023). The Company also has approximately $31.0 million of state loss carryforwards arising from 2003, 2002 and 2001 operating losses, which expire in various years from 2011 to 2023. In addition to those loss carryovers, the Company has approximately $0.6 million in federal tax credits available to offset future years’ federal taxes. These credits have an unlimited carryover life. The Company believes that it is more likely than not that these federal and most of the state loss and credit carryovers will be realized and, therefore, the income tax benefit has been recognized. (See Note 16 to the consolidated financial statements.)

         The Company recorded restructuring and other charges totaling approximately $2.4 million during 2003. All actions related to the Company’s restructuring are complete. No additional restructuring charges were recorded in 2004. (See Note 15 to consolidated financial statements.)

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

	2004	2003	2002

Revenue	$—	$10,234	$16,950

Income from operations, net of tax	$125	$621	$326
Loss on disposal, net of tax	—	(1,407)	—

Income/(loss) from discontinued operations	$125	$(786)	$326

Year Ended December 31, 2003 versus 2002

         Revenues in 2003 were $209.0 million, down from $246.2 million in 2002. The net loss from continuing operations was $16.5 million or $1.66 per diluted share in 2003, compared with $11.4 million or $1.17 per diluted share in 2002. The loss from discontinued operations of $0.8 million or $0.08 per diluted share in 2003 reflected the results of the sale of the Company’s United Kingdom based staffing operation and included a loss on disposal of approximately $1.4 million, net of tax. The Company recorded a net loss of $17.3 million, or $1.74 per diluted share for the year ended December 31, 2003 as compared to a net loss of $23.4 million, or $2.37 per diluted share for the year ended December 31, 2002. The net losses for 2003 and 2002 included a number of items affecting comparability. The Company considers these items to be separate from day-to-day operations. These items total $11.9 million or $1.17 per diluted share and $17.9 million or $1.78 per diluted share for the years ended December 31, 2003 and 2002, respectively (see table under Items Affecting Comparability at the end of this section). These items are discussed below while the remainder of this discussion and analysis will focus on comparable operating results. Excluding these items, the net loss would have been $5.4 million in 2003 and $5.5 million in 2002.

         Exclusive of the above-mentioned items, the year-on-year improvement from 2002 reflects the benefits of a $13.6 million or 30% reduction in selling, general and administrative expenses (“SG&A”). This favorable change more than offsets the $11.6 million decline in gross margin. In 2003, gross margin as a percentage of sales declined to 17.6% from 19.6% in 2002. The overall reduction in gross margin percentage from 2003 is related to the volume decreases in both Telecommunications Services and Information Technology Services. This is due to historically high margins enjoyed by those operations.

         Effective January 1, 2002, the Company ceased amortizing goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. In connection with the adoption of SFAS No. 142, the Company recognized a non-cash charge of approximately $12.3 million (net of tax benefit of approximately $1.4 million) or $1.23 per diluted share, recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value (see Change in Accounting for Goodwill and Certain Other Intangibles under Accounting Changes). As discussed above, the Company recognized an additional non-cash charge in 2003 of approximately $12.3 million as the June 30, 2003 evaluation indicated that goodwill recorded in the Information Technology Services segment was impaired.

         The Company recorded restructuring and other charges totaling approximately $2.4 million and $4.6 million during 2003 and 2002, respectively. These charges were for costs incurred to eliminate excess capacity, to reduce both staff and service delivery personnel in all of the Company’s business units, to close certain unprofitable locations, to terminate unprofitable contracts and activities, and the elimination of unnecessary equipment. (See Note 15 to consolidated financial statements.)

         Included in accounts receivable at December 31, 2003 and 2002 are approximately $7.5 million and $5.9 million, respectively, due from Chief Executive. In addition, at December 31, 2003 and 2002, Chief Executive had a note payable to the Company of approximately $1.2 million and $1.3 million, respectively, which is included in the other current assets. In the fourth quarter of 2003 and 2002, due to the continuing deterioration of the financial condition of Chief Executive, the Company increased its allowance for doubtful accounts and notes by $1.8 million and $3.7 million, respectively, to cover its estimated losses resulting from Chief Executive’s inability to make required payments.

         As discussed above, included in legal settlements and related costs in 2003 were the estimated costs to settle certain lawsuits of approximately $1.6 million.

         Net sales in 2003 were $209.0 million, down 15% from the $246.2 million reported in 2002. The majority of the volume reductions were reported by the Company’s Telecommunications Services operation, although sales in the Information Technology Services business unit also sustained a steep decline. Net sales for 2003 for Telecommunication Services decreased by $24.3 million or 29% while sales for the Information Technology Services decreased by $13.0 million or 35%. The decrease experienced in Telecommunications Services business reflects the continuing trend of the general telecommunications marketplace. The Company began to feel the effects of this downturn in the third quarter of 2001, continuing through the end of the current year. The reduction in volume in the Information Technology Services operation also reflects a trend of lower demand for IT staffing services. Revenue from Technical Services increased by $1.0 million to $123.5 million in 2003 from 2002.

         Gross margins in 2003 declined by $11.6 million or 24% from the prior year primarily due to reduced volume and lower markup percentages in the current year. Gross margin percentages declined to 17.5% in the current year from 19.6% in the prior year. This is due to the decline in the Telecommunications Services and Information Technology Services businesses, which historically had higher margins.

         SG&A expenses decreased to $32.5 million for the year ended December 31, 2003, compared with $46.1 million for the year ended December 31, 2002. Cost reduction programs were implemented throughout 2003 and 2002. The decrease in SG&A expenses in 2003 compared with 2002 principally reflected the impact of staff reduction ($7.7 million), a decline in discretionary spending for travel ($0.4 million), and equipment and office expenses ($1.4 million) and the recovery of insurance premiums ($1.9 million).

         For the year ended December 31, 2003, interest expense was $4.8 million, compared with $5.3 million for the year ended December 31, 2002. The reduced interest expense in 2003 was primarily due to lower rates and borrowings resulting from a reduction in outstanding accounts receivable.

         For the years ended December 31, 2003 and 2002, income taxes represent current year benefits arising from the year’s U.S. net operating losses. Of the $6.3 million income tax benefit for 2003, approximately $2.9 million is related to future federal and state loss and tax credit carryover. Of the $3.9 million income tax benefit for 2002, approximately $3.2 million is from refundable prior years’ federal taxes and about $1.5 million is related to future federal and state loss and tax credit carryover. The Company’s effective tax rates on loss from continuing operations in 2003 and 2002 were 27.5% and 25.3%, respectively.

Discontinued Operations

         On May 30, 2003, the Company sold its UK Operations. The total gross proceeds of the sale were $2.3 million (excluding any contingent payments based on the sold business’ earnings). The Company transferred approximately $1.1 million of cash as part of the UK Operations, resulting in a net cash inflow in 2003 related to the UK Operations divestiture of $1.2 million. The loss on disposal recorded in 2003 was approximately $1.4 million, net of tax, and was recorded in income from discontinued operations in our consolidated statement of operations. Summarized selected financial information for the discontinued operations for the years ended December 31, 2003 and 2002 are included in the table above.

         Results of Operations by Segment

         The operating segments reported below are the segments of the Company for which operating results are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company’s reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The operating results for the Information Technology Services segment includes a goodwill impairment charge of approximately $12.3 million for the year ended December 31, 2003.

Net sales:	2004	2003	2002

Technical Services	$156,938	$123,516	$122,531
Telecommunication Services	71,345	60,341	84,687
Information Technology Services	21,886	24,054	37,074
Unallocated amounts	1,156	1,072	1,882

Consolidated Total	$251,325	$208,983	$246,174

Operating income/(loss):
Technical Services	$14,834	$10,673	$10,076
Telecommunication Services	5,759	2,964	4,629
Information Technology Services	1,856	(10,151)	3,703
Restructuring and other charges	—	(2,442)	(4,636)
Legal settlements and related costs	—	(2,262)	—
Unallocated amounts	(13,695)	(16,705)	(23,797)

Consolidated Total	$8,754	$(17,923)	$(10,025)

         Sales and operating income for the year ended December 31, 2004 from the Company’s largest and fastest growing business segment, Technical Services, exceeded last year’s sales and operating income by $33.4 million or 27% and $4.2 million or 39%, respectively. A large portion of the year on year increase came from work performed in the aerospace, defense and manufacturing sectors. Current year sales from the Telecommunication Services segment exceeded prior year sales by $11.0 million or 18% while operating income rose by $2.8 million or 94% for the same period. The increased profitability was mainly due to increased volume, higher gross margin as a percent of sales and lower overhead. Revenue for the year for Information Technology Services was $2.2 million or 9% lower than last year as result of less billable employees. Information Technology Services’ operating income in the current year was $1.9 million, which is $0.3 million or 15% lower than last year’s operating income (exclusive of the goodwill impairment charge of $12.3 million in 2003).

         In 2003, Telecommunications Services’ operating income continued to decline. Although profitable, its operating income fell to $3.0 million, which represents a $1.7 million or 36% decrease from the prior year. The decrease experienced by Telecommunications Services reflected the trend of the general telecommunications marketplace. Exclusive of the goodwill impairment charge of $12.3 million in 2003, Information Technology Services business unit would have reported an operating profit of $2.2 million, which is $1.5 million or 42% lower than in 2002. The reduction in volume in the Information Technology Services operation also reflected a trend of lower demand for IT staffing services in 2003. Operating income of Technical Services grew in 2003 by $0.6 million or 6% to $10.7 million. Unallocated amounts including restructuring and other charges and legal settlements and related costs have decreased by $7.1 million or 30% in 2003 as compared to 2002, excluding the change in provision for doubtful accounts and notes.

Fourth Quarter Results

	Fourth Quarter 2004	Fourth Quarter 2003	Fourth Quarter 2002

Net sales	$65,252	$54,091	$54,042
Gross margin	11,571	9,193	10,326

Income (loss) - continuing operations	$1,299	$(1,631)	$(5,133)
Income (loss) - discontinued operations	—	(25)	47

Net income (loss)	$1,299	$(1,656)	$(5,086)

Assuming dilution:
Continuing operations	$0.12	$(0.16)	$(0.52)
Discontinued operations	—	(0.01)	—

	$0.12	$(0.17)	$(0.52)

         In the fourth quarter of 2004, the Company recorded net income of $1.3 million or $0.12 per diluted share, an improvement from a net loss of $1.7 million or $0.17 per diluted share in the fourth quarter of 2003. Sales for the quarter ended December 31, 2004 were $65.3 million, a 21% increase over the $54.1 million reported for the quarter ended December 31, 2003. Operating income was $2.6 million for the fourth quarter of 2004 compared to operating loss of $0.1 million reported in the fourth quarter of 2003. The results for the prior year quarter were impacted by legal settlement and related costs and an increase in the provision for doubtful accounts offset in part by an insurance premium recovery. These items total approximately $1.5 million on a pretax basis. Exclusive of these items, the Company would have reported a higher net income for the fourth quarter 2003. Fourth quarter 2004 sales from Technical Services were 21% above the fourth quarter of 2003 while operating profits grew by 26% for the same period. Telecommunications Services exceeded last year’s fourth quarter sales and operating profit by 26% and 148%, respectively. Information Technology Services’ revenues for the fourth quarter in 2004 were 4% above the fourth quarter of 2003 as a result of an increase in the number of billable employees, and operating profit in the current quarter was 26% above that of the prior year period. An increase in volume combined with lower overhead expenses resulted in the higher operating profit for Information Technology Services.

         In the fourth quarter of 2003, the Company recorded a net loss of $1.7 million or $0.17 per diluted share, an improvement from a net loss of $5.1 million or $0.52 per diluted share in the last quarter of 2002. Sales in the 2003 period were $54.1 million compared with $54.0 million reported in the 2002 period. The results for the fourth quarter of 2003 were impacted by legal settlement and related costs and an increase in the provision for doubtful accounts offset in part by an insurance premium recovery. Reduced SG&A expenses, a smaller increase in the provision for doubtful accounts and higher Technical Group operating profits were primarily responsible for the improved results in the fourth quarter of 2003. Lower SG&A expenses in the fourth quarter of 2003 were the direct result of the Company’s restructuring initiatives carried out over the last three years while the Technical Group’s improved profitability over the prior year reflects a 21% increase in sales and higher gross margins in the fourth quarter of 2003. The Telecommunications Services operation remained profitable and achieved a 32% increase in operating profits over prior year in spite of a 18% reduction in sales due to lower overhead costs and higher gross margin percentages. The Technology Solution business unit was also profitable, however, sales volume in the fourth quarter of 2003 fell by 36% resulting in 49% lower operating profits.

Outlook

         Based on current business trends, the Company anticipates continued growth and profitability in 2005. The Company’s growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on demand for services. Recent industry statistics generally support management’s observations of a stronger business environment including an improvement in the rate of economic activity, capital spending and job creation in the United States in 2005. Management believes that the Company is pursuing a more focused business strategy, and should be able to capitalize on the improving marketplace. The Company has reorganized its business to achieve greater efficiencies in operations by pursuing a growth strategy focusing on key customer needs. Growth will be dependent upon the spending of the Company’s key customers returning to more normalized levels, an increase in Butler’s share of the business, and an increase in the demand for offshore services.

         Should the United States economy decline in 2005, the Company’s operating performance could be adversely impacted resulting in the need for future cost reductions, change in strategy and capital infusion. Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce Butler’s future earnings. Butler may not be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing.

         The staffing services industry is very competitive and highly fragmented. There are limited barriers to entry and new competitors frequently enter the market. A significant number of its competitors are financially stronger than the Company. The

Company competes in national, regional and local markets with numerous temporary staffing and permanent placement companies including a number of national and regional consulting firms that offer employment-staffing services. Local employment staffing firms are typically operator-owned, and each market generally has one or more such competitors. Price competition in the staffing industry is significant, particularly for the provision of office and light industrial personnel, and pricing pressures from competitors and customers are increasing. Butler expects that the level of competition will remain high in the future, which could limit Butler’s ability to maintain or increase its market shares or profitability.

Items Affecting Comparability

         The following items affect the year-over-year comparisons of the Company’s financial results (in thousands):

	2004	2003	2002

Operating income/(loss):
As reported	$8,754	$(17,923)	$(10,025)
Goodwill impairment	—	12,331	—
Restructuring and other charges	—	2,442	4,636
Provision for doubtful accounts and notes related to Chief Executive Magazine	123	1,757	3,678
Legal settlements and related costs	—	2,262	—

Operating income/(loss) as adjusted	$8,877	$869	$(1,711)

Net income/(loss):
As reported	$5,842	$(17,274)	$(23,413)
Goodwill impairment	—	7,838	—
Cumulative effect of accounting change	—	—	12,338
Restructuring and other charges	—	1,552	3,080
Provision for doubtful accounts and notes related to Chief Executive Magazine	95	1,117	2,444
Legal settlements and related costs	—	1,438	—

Net income/(loss) as adjusted	$5,937	$(5,329)	$(5,551)

Accounting Changes

         Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other indefinite lived intangible assets not be amortized, but be tested for impairment at least annually at the reporting unit level. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. Accordingly, the Company ceased amortization of all goodwill upon adoption of SFAS No. 142. The Company performed the transitional goodwill impairment test using a discounted cash flow analysis to determined the implied fair value of each of its reporting units and compared such values to the respective reporting units’ carrying amounts. This evaluation indicated that goodwill recorded in the Information Technology Services segment was impaired as of January 1, 2002. The primary factor resulting in the impairment charge was the continuing difficult economic environment in the information technology sector. Accordingly, the Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004 and 2003, the Company had cash of approximately $1.3 million and $0.5 million, respectively, and working capital of approximately $20.9 million and $16.3 million, respectively. The improvement in working capital was primarily due to the 15% increase in accounts receivable and the 2% decline in accounts payable and accrued liabilities partially offset by the classification in the current year of receivables from Chief Executive ($3.2 million) to other assets. Accounts receivable as measured in days sales outstanding (“DSO”) have decreased to 49.7 DSO as compared to 58.0 for 2003 and 58.8 for 2002. The decrease in DSO is mainly due to the classification of receivables from Chief Executive to other assets in the current year, partially offset by several major customers extending their payment terms with the Company. As of December 31, 2004 and 2003, the Company had approximately $28.3 million and $20.0 million, respectively, of borrowings committed (outstanding balance plus letters of credit) under its revolving credit facility with General Electric Capital Corporation (“GECC”), leaving approximately $5.6 million and $7.8 million, respectively, of availability. The Company also has two term loans with GECC. The December 31, 2004 and 2003 balances outstanding under GECC Term Loan A were $14.0 million and $16.5 million, respectively, and under Term Loan B were $18 million for each year.

         The Company funds its operations primarily with cash generated by operations and borrowings under its existing revolving credit facility with GECC. Revenue and gross margin levels affect operating cash flow and any deterioration in the Company’s performance on these financial measures would have a negative impact on the Company’s liquidity. The Company’s cash balances are restricted in that daily cash collected from customers is deposited into accounts controlled by GECC and is transferred to pay down its borrowings. The Company’s cash requirements are funded daily by GECC provided there are available funds. When the business has generated excess cash, the Company has borrowed under the revolving credit facility to pay down the term loans. The ability to borrow under the existing revolving credit facility depends on the amount of eligible collateral, which, in turn, depends on certain advance percentages applied to the value of accounts receivables.

         Management anticipates that the existing resources and working capital should be sufficient to satisfy the Company’s foreseeable cash requirements. Of course, there can be no assurance that such expectations will prove to be correct. The Company is continuing to seek alternative or additional financing sources. There can be no assurance that any additional financing or other sources of capital will be available on acceptable terms or at all. The inability to obtain additional financing, if needed, would have a material adverse effect on the Company’s business, financial condition and results of operations.

Cash Requirements

      The following table summarizes the Company’s contractual obligations at December 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years

Revolving credit facility	$23,062	$—	$23,062	$—	$—
Total other debt	38,845	5,076	27,171	194	$6,404

Total debt repayment	61,907	5,076	50,233	194	6,404

Standby letters of credit	5,254	3,254	—	—	2,000
Operating leases	5,621	2,529	2,510	578	4

Total contractual cash obligation	$72,782	$10,859	$52,743	$772	$8,408

Sources and Uses of Cash The following table summarizes the Company’s cash flows in 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Cash provided by (used in):
Operating activities	$(665)	$4,962	$13,405
Investing activities	(1,722)	(441)	(1,059)
Financing activities	3,185	(5,166)	(13,261)
Effects of exchange rate changes	1	28	(4)

Net Change in cash	$799	$(617)	$(919)

Operating Activities

         Net cash used in operating activities was approximately $0.7 million in 2004. Although the Company had a net income of approximately $5.8 million for the year, the increase in accounts receivable and other assets year over year resulted in a negative cash flow from operations. Accounts receivable increase was primarily due to the 20% growth in net sales. Non-cash charges included $1.9 million of depreciation and amortization expense and $1.2 million decrease from the provision for deferred income taxes.

         Net cash provided by operating activities was approximately $5.0 million in 2003. Although the Company had a net loss of approximately $17.3 million for the year, adjustments for non-cash charges and net changes in operating assets and liabilities resulted in a positive cash flow from operations. Non-cash charges included $12.3 million of goodwill impairment for the additional write-off of goodwill related to the Technology Solution segment, $0.8 million of net loss from the discontinued U.K. operations, $2.4 million for increase in provision for doubtful accounts and notes principally related to Chief Executive, $2.6 million of depreciation and amortization expense, $1.2 million for the CEO’s stock award and $0.5 for additional restructuring and other costs offset by non-cash credits of $6.3 million from increase in the provision for deferred income taxes primarily related to goodwill impairment and tax loss carryforwards. The net changes in operating assets and liabilities in 2003 as compared to 2002 included a decrease in accounts receivable and other current assets due to lower net sales and an increase in current liabilities due to an increase in payroll and related benefits, and legal accruals.

         Net cash provided by operating activities was approximately $13.4 million in 2002. Although the Company had a net loss of approximately $23.4 million, adjustments for non-cash charges and net changes in operating assets and liabilities resulted in a positive cash flow from operations. The non-cash charges included: $4.1 million of depreciation and amortization expense, $3.6 million for increase in provision for doubtful accounts and notes principally related to Chief Executive and amortization expense, $12.3 million related to the cumulative effect of accounting change (goodwill impairment) and $1.0 million of restructuring and other costs offset by non-cash credits of $1.9 million from increase in the provision for deferred income taxes primarily related to goodwill impairment and tax loss carryforwards. The changes in operating assets and liabilities in 2002 included a decrease in accounts receivable by approximately $18.0 million and current liabilities by approximately $3.9 million due to 30% decline in net sales.

Investing Activities

         The Company increased its capital expenditures to $1.7 million in 2004 in response to sales growth. The capital expenditures were principally for purchases of software and related licensing fees and hardware including lease buyout costs, and capital improvements to the Montvale headquarter facility. The Company uses operating leases for most computer and other office equipment.

         On May 30, 2003, the Company sold its UK Operations. The total gross proceeds of the sale were $2.3 million (excluding any contingent payments based on the sold business’ earnings). The Company transferred approximately $1.1 million of cash as part of the UK Operations, resulting in a net cash inflow in 2003 related to the UK Operations divestiture of $1.2 million. The loss on disposal recorded in 2003 was approximately $1.4 million.

         The Company reduced capital expenditures by $0.3 million to $0.6 million in 2003 to preserve liquidity.

Financing Activities

         Cash provided by financing activities was approximately $3.2 million in 2004 as compared to cash used in financing activities of approximately $5.2 million and $13.3 million in 2003 and 2002, respectively. The change in 2004 compared with 2003 was primarily due to the additional borrowings under the Company’s revolving credit facility. The Company’s net sales grew by 20% in 2004 thereby increasing the amount of financing required under the revolving credit facility.

         The Company repaid $2.6 million, $0.6 million and $3.0 million of the outstanding balance of Term Loan A with GECC in 2004, 2003 and 2002, respectively. Additionally, in 2002, the Company refinanced its mortgage on its corporate office facility. The Company repaid approximately $5.4 million under the previous mortgage with proceeds of $7.0 million under the new mortgage. The change in 2003 compared with 2002 was primarily due to a lower borrowing base required to finance the Company’s business as net sales declined significantly.

         As provided by the terms of its preferred stock, the shareholder has the option to collect the 7% dividend in cash or in-additional shares of preferred stock. Beginning in 2002, due to the change in the tax regulations, a majority of preferred stock shareholders have requested cash dividends. The Company paid approximately $314,000, $314,000 and $290,000 in cash dividends on its preferred stock in 2004, 2003 and 2002, respectively, and issued approximately $89,000, $83,000 and $101,000 in additional shares of preferred stock in 2004, 2003 and 2002, respectively.

Net Cash Provided by Discontinued Operations

         Net cash provided by discontinued operations includes the income from discontinued operations and the change in assets and liabilities of the discontinued business. In 2004, the Company received $125,000 additional proceeds from its sale of the UK Operations.

Debt Instruments, Guarantees and Related Covenants

         GECC provides the Company with a revolving credit facility for loans up to $47 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million. The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables. On March 25, 2005, the Company and GECC entered into an amendment to the Second Amended and Restated Credit Agreement, dated September 28, 2001 (the “Credit Agreement”). This amendment, among other things, extends the term of the credit facility and two term loans to April 1, 2006 and increases the quarterly principal payments due October 1, 2005 and thereafter on Term A by $1.0 million to $2.0 million. The interest rate on both term loans is based on the 30-day Commercial Paper Rate plus three hundred fifty basis points which is the same interest the Company pays on its Term Loan A. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B.

         At December 31, 2004, approximately $23.1 million was outstanding under the revolving credit facility and an additional $5.2 million was used to collateralize letters of credit. The Company has standby letters of credit in the amount of $3.2 million as collateral against its insurance program. These letters of credit are renewed annually. The Company also has a $2.0 million letter of credit associated with its mortgage note. The interest rate in effect at December 31, 2004 was 5.22%. At December 31, 2004, $14.0 million and $18.0 million were outstanding under Term Loan A and Term Loan B, respectively, each with an effective interest rate of 5.72%.

         The Company’s revolving credit facility is scheduled to expire in April 2006. The Company plans to renew or extend this facility prior to its scheduled expiration. The Company’s credit facility, as amended, contains various restrictive covenants that must be complied with on a continuing basis including the maintenance of certain financial ratios (minimum fixed charge coverage, minimum interest coverage, capital expenditures, and minimum tangible net worth) and restrictions on the amount of cash dividends, loans and advances within the consolidated group as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company was in compliance with all covenants at December 31, 2004. The Company expects to be in compliance with all covenants through April 2006. (See Footnote 21)

         The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

         In September 2002, the Company closed on a 10-year, $7.0 million, mortgage for its corporate office facility. The mortgage’s interest rate is fixed at 6.85% compared to an effective 8.1% rate on the prior mortgage. The Company used the net proceeds to finance its operations. In conjunction with the repayment of its existing mortgage, the Company terminated its interest rate swap agreement. The Company paid $457,000 as a termination fee to the bank, which represented the market value of the swap arrangement at September 30, 2002. In accordance with SFAS No. 133, the Company reclassified the loss on the swap arrangement from accumulated other comprehensive income to earnings and the loss was included in restructuring and other charges in 2002.

         The debt obligations of the Company’s subsidiaries, Butler Service Group, Inc. (“BSG”) and Butler New Jersey Realty Corporation (“BNJRC”), are reflected in the Company’s consolidated balance sheet. In order to obtain favorable terms, guarantees of subsidiary debt are issued to lending institutions requiring the parent company to repay the debt should BSG or BNJRC default on their debt obligations. At December 31, 2004, all of the consolidated debt of the Company is subject to these guarantees. Under the terms of the revolving credit facility, transfer of funds to the parent company by BSG is restricted. BSG and BNJRC hold approximately 87.8% and 6.9%, respectively, of the Company’s consolidated assets. Management believes the likelihood of default by BSG or BNJRC is remote.

Cash Management

         The Company’s ability to make scheduled debt service payments and fund operations and capital expenditures depends on the Company’s future performance and financial results, including the successful implementation of its business strategy and, to a certain extent, the general condition of the staffing services industry and general economic, political, financial, competitive, legislative and regulatory environment. In addition, the Company’s ability to refinance its indebtedness depends to a certain extent on these factors as well. Many factors affecting the Company’s future performance and financial results, including the severity and duration of macroeconomic downturns, are beyond the Company’s control. The Company intends to use its cash flow to make debt service payments and fund its operations and capital expenditures and, therefore does not anticipate paying dividends on its common stock in the foreseeable future.

RISK MANAGEMENT

         From time-to-time the Company will use derivative instruments to limit its exposure to fluctuating interest rates. It is not the Company’s policy to use these transactions for speculation purposes. At December 31, 2004, the Company had no derivative instruments.

CRITICAL ACCOUNTING ESTIMATES

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions at a specific point in time that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable. Actual results could differ from those estimates. Outlined below are accounting policies, which are important to the Company’s financial position and results of operations, and require significant judgments and estimates on the part of management. For a summary of all of the Company’s significant accounting policies, including the accounting policies discussed below, see Note 2 to the consolidated financial statements.

Revenue Recognition

         The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  A majority of the Company’s revenue is generated from time and material contracts where there is a signed agreement or approved purchase order in place that specifies the fixed hourly rate and other reimbursable costs to be billed based on direct labor hours incurred. Revenue is recognized on these contracts based on direct labor hours incurred. Fixed price contracts are primarily contracts to provide services related to installation and testing of equipment and for services performed by engineers. These contracts fall within the scope of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Accordingly, revenues from fixed-priced contracts are recognized on the percentage-of-completion method, measured by the percentage of services (direct labor hours) incurred to date to estimated total services (direct labor hours) for each contract. This method is used as expended direct labor hours are considered to be the best available measure of progress on these contracts. Losses on fixed prices contracts are recognized during the period in which the loss first becomes apparent based upon estimating the cost to complete as determined by experience. Variations from estimated contract performance could result in adjustments to operating results.

Allowance for Doubtful Accounts and Notes

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews a customer’s credit history before extending credit. Initially, the Company establishes an allowance for doubtful accounts based on the overall aging of accounts receivable based on historical trends and other information. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing). While the Company has a large customer base that is diverse as to industry and geography, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected customer defaults and additional allowances may be required.

Goodwill

         Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is no longer amortized but rather is evaluated for impairment at least annually at the reporting unit level. The Company has elected to perform annual tests for indications of goodwill impairment as of June 30 of each year. The Company utilizes discounted cash flow models and relevant market multiples for comparable business to determine fair value used in the goodwill impairment evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit. Actual results could differ significantly from these estimates or related projections, resulting in impairment and losses related to recorded goodwill balances.

Litigation Accruals

        The Company is currently involved in certain legal proceedings and, as required, in accordance with SFAS No. 5, Accounting for Contingencies,  accrues a liability for such contingencies when we determine that a loss related to a matter is both probable and estimable.  This assessment is based on consultation with outside counsel and based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates.

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

Income Taxes

         The breadth of the Company’s operations and the complexity of tax regulations require assessments of uncertainties and judgments in estimating the ultimate taxes the Company will pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of proposed assessments arising from federal and state tax audits. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters. The Company also believes that because these matters are more than one year away from any significant conclusiveness, the related accruals are classified as long-term obligations.

         Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. Deferred tax assets are regularly reviewed for recoverability. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. If the Company was unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish a valuation allowance against all or a portion of the deferred tax assets, thus resulting in an increase in the effective tax rate and an adverse impact on the Company’s financial position and results of operations.

Pension Benefit Plan Actuarial Assumptions

         The Company’s pension benefit obligations and related costs are calculated using actuarial concepts within the framework of SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailment of

Defined Benefit Pension Plans and for Termination Benefits.”  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. Management evaluates these critical assumptions annually.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No.46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires that a variable interest entity (“VIE”) be consolidated when a company is subject to the majority of the risk of loss from the VIE’s activities or is entitled to receive the majority of the entity’s residual returns, or both. FIN 46 is effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 is applicable to the Company as of December 31, 2003. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”), which partially delayed the effective date of the interpretation to March 31, 2004 and added additional scope exceptions. The adoption of applicable provisions of FIN 46 in 2003 and the adoption of FIN 46R had no impact on the Company’s consolidated results of operations and financial position.

         In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for the fiscal year beginning January 1, 2006. The implementation of SFAS No. 151 will have no impact on the Company’s consolidated results of operations and financial position.

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”) that will require the Company to expense costs related to share-based payments to employees. With limited exceptions, SFAS No. 123R requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS No.123R is scheduled to be effective beginning in the third quarter of fiscal 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is evaluating these transition methods. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it is dependent on the fair value and number of share-based payments granted in the future. The Company is currently evaluating the impact of this statement. On April 14, 2005, the SEC issued an amendment to Rule 4-01 of Regulation S-X that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as originally required. Butler adopted SFAS 123R effective January 1, 2006 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Butler will continue to utilize the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees. Butler estimates that the adoption of SFAS 123R will result in the recording of approximately $250,000 in compensation expense in fiscal 2006.

         In December 2004, the FASB issued SFAS no. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29” effective for Nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS no. 153 is not expected to have a material impact on the Company’s consolidated results of operations and financial position.

FORWARD-LOOKING STATEMENTS

         Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ from the expectations stated in this report included, among others: (i) unemployment and general economic conditions associated with the provision of engineering services and solutions and placement of temporary staffing personnel, particularly in the telecommunication services and information technology divisions; (ii) possible additional gross margin pressure; (iii) possible slowdown in accounts receivable collections; (iv) possible loss of key employees and executive officers; (v) the Company’s ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (vi) possible adverse effects on the market price of the Company’s common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of the Company’s common stock would have upon the Company’s ability to acquire businesses through the issuance of its securities; (viii) the Company’s ability to obtain financing on satisfactory terms; (ix) the Company’s ability to remain competitive in the markets which it serves; (x) the Company’s ability to maintain its unemployment insurance premiums and workers compensation premiums; (xi) the risk of claims being made against the Company associated with providing temporary staffing services; (xii) the Company’s ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiii) the Company’s ability to remain in compliance with federal and state wage and hour laws and regulations including legal requirements associated with the definition of independent contractors; (xiv) predictions as to the future need for the Company’s services; (xv) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (xvi) the costs of conducting and the outcome of litigation involving the Company, (xvii) competition, (xviii) the spending of the Company’s key customers returning to more normal levels; (xix) the likelihood of the Company increasing its share of the market in which it competes, (xx) the success of the Company’s plans for offshore service delivery; (xxi) the risk of doing business in foreign countries; and (xxii) other economic, competitive and governmental factors affecting the Company’s operations, markets and services.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Butler International, Inc.
Montvale, New Jersey

We have audited the accompanying consolidated balance sheets of Butler International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 2, the Company changed its method of accounting for goodwill in 2002.

As discussed in Note 3, the accompanying consolidated financial statements have been restated.

Parsippany, New Jersey
July 25, 2005 (October 5, 2007, as to the effects of the restatement discussed in Note 3)

BUTLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	As of December 31,

	2004	2003

ASSETS	As Restated, See Note 3	As Restated, See Note 3
Current assets:
Cash	$1,288	$489
Accounts receivable, net	36,195	31,474
Inventories	75	80
Deferred income taxes	7,641	7,018
Other current assets	1,755	2,661

Total current assets	46,954	41,722

Property and equipment, net	11,682	11,917
Long-term deferred income taxes	5,289	8,404
Other assets	6,309	2,166
Goodwill	33,999	33,999

Total assets	$104,233	$98,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,958	$21,316
Current portion of long-term debt	5,076	4,071

Total current liabilities	26,034	25,387

Revolving credit facility	23,062	16,953
Other long-term debt	33,769	37,345
Other long-term liabilities	5,371	8,847
Commitments and contingencies (see note 8)

Stockholders’ equity:
Series B 7% Cumulative Convertible Preferred Stock: par value $0.001 per share, authorized 15,000,000, issued 5,825,670 in 2004 and 5,736,488 in 2003; Liquidation preference $5,826 in 2004 and $5,736 in 2003	6	6
Common stock: par value $0.001 per share, authorized 125,000,000; issued 11,419,764 in 2004 and 11,307,264 in 2003; outstanding 11,389,712 in 2004 and 11,291,791 in 2003	11	11
Additional paid-in capital	98,607	98,423
Receivables from stockholders	(5,735)	(5,906)
Accumulated deficit	(76,732)	(82,171)
Accumulated other comprehensive loss	(10)	(598)

Sub-total	16,147	9,765
Less - Treasury stock, at cost, 30,052 shares in 2004 and 15,473 in 2003	(150)	(89)

Total stockholders’ equity	15,997	9,676

Total liabilities and stockholders’ equity	$104,233	$98,208

The accompanying notes are an integral part of these consolidated financial statements.
19

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share data)

	For the Years Ended December 31,

	2004	2003	2002

	As Restated, See Note 3	As Restated, See Note 3	As Restated, See Note 3
Net sales	$251,325	$208,983	$246,174
Cost of sales	207,971	172,312	197,859

Gross margin	43,354	36,671	48,315

Depreciation and amortization	1,915	2,637	4,063
Selling, general and administrative expenses	32,439	32,483	46,064
Provision for doubtful accounts and notes	246	2,439	3,577
Restructuring and other charges	—	2,442	4,636
Legal settlements and related costs	—	2,262	—
Goodwill impairment	—	12,331	—

Operating income(loss)	8,754	(17,923)	(10,025)

Interest expense	(4,167)	(4,819)	(5,253)

Income(loss) from continuing operations before income tax	4,587	(22,742)	(15,278)

Income tax benefit	(1,130)	(6,254)	(3,877)

Income(loss) from continuing operations	5,717	(16,488)	(11,401)

Income(loss) from discontinued operations, net of tax	125	(786)	326

Cumulative effect of accounting change, net of tax	—	—	(12,338)

Net income(loss)	$5,842	$(17,274)	$(23,413)

Earnings(loss) per share of common stock:
Basic:
Continuing operations	$0.52	$(1.66)	$(1.17)
Discontinued operations	0.01	(0.08)	0.03
Cumulative effect of accounting change	—	—	(1.23)

	$0.53	$(1.74)	$(2.37)

Assuming dilution:
Continuing operations	$0.43	$(1.66)	$(1.17)
Discontinued operations	0.01	(0.08)	0.03
Cumulative effect of accounting change	—	—	(1.23)

	$0.44	$(1.74)	$(2.37)

Average number of common shares and common share equivalents outstanding:
Basic	10,228	10,174	10,037
Assuming dilution	13,160	10,174	10,037

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)

	For the Years Ended December 31,

	2004 As Restated, See Note 3	2003 As Restated, See Note 3	2002 As Restated, See Note 3

Net income (loss)	$5,842	$(17,274)	$(23,413)

Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	587	166	(753)
Foreign currency translation adjustments	1	28	148
Reclassification of losses on interest rate swap realized upon termination of agreement	—	—	202
Reclassification of foreign currency translation losses realized upon sale of UK based operations	—	389	—

Other comprehensive income (loss)	588	583	(403)

Comprehensive income (loss)	$6,430	$(16,691)	$(23,816)

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:	As Restated, See Note 3	As Restated, See Note 3	As Restated, See Note 3
Net income/(loss)	5,842	(17,274)	(23,413)
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Income from discontinued operations, net of tax	(125)	(621)	(326)

Loss on disposal of discontinued operations, net of tax	—	1,407	—
Depreciation and amortization	1,915	2,637	4,063
Provision for doubtful accounts and notes	246	2,439	3,577
Provision for deferred taxes	(1,160)	(6,298)	(1,922)
Amortization of deferred financing charges	682	773	814
Net periodic pension expense/(income)	(6)	119	(64)
Stock awards and grants	72	1,158	535
Loss/(gain) on sale of equipment	42	(18)	1

Restructuring and other charges	—	538	1,013

Loss on termination of interest rate swap	—	—	457

Goodwill impairment loss	—	12,331	—

Cumulative effect of accounting change, net of tax	—	—	12,338
Changes in assets and liabilities:
Accounts receivable	(6,990)	2,390	17,970
Inventories	5	15	52
Other current assets	334	842	1,655
Other assets	(1,382)	309	767
Current liabilities	(67)	823	(3,863)

Other long term liabilities	(198)	—	929

Net cash (used in)/provided by operating activities
continuing operations	(790)	1,570	14,583
discontinued operations	125	3,392	(1,178)

CASH FROM (USED IN) OPERATING ACTIVITIES	(665)	4,962	13,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	5	27	12
Capital expenditures	(1,727)	(601)	(948)

Net cash (used in)/provided by investing activities
continuing operations	(1,722)	(574)	(936)
discontinued operations	—	133	(123)

CASH FROM (USED IN) INVESTING ACTIVITIES	(1,722)	(441)	(1,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings/(payments) under credit facility	6,109	(3,029)	(12,315)
Proceeds from long-term debt	—	—	7,000
Repayment of long term debt	(2,571)	(567)	(8,850)
Financing fees paid	(74)	(81)	(164)
Cash dividends on preferred shares	(314)	(314)	(290)

Net proceeds from exercise of stock options	—	—	5

Repurchase of preferred shares	—	—	(6)

(Purchase)/issuance of treasury shares	(61)	—	184

Proceeds from repayment of notes receivable from director	96	—	—

Net cash provided by/(used in) financing activities
continuing operations	3,185	(3,991)	(14,436)
discontinued operations	—	(1,175)	1,175

CASH FROM (USED IN) FINANCING ACTIVITIES	3,185	(5,166)	(13,261)

Effect of exchange rate changes on cash	1	28	(4)

Net increase/(decrease) in cash	799	(617)	(919)
Cash at beginning of period	489	1,106	2,025

Cash at end of period	$1,288	$489	$1,106

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except share data)

	2004 (As Restated, See Note 3)		2003 (As Restated, See Note 3)		2002 (As Restated, See Note 3)

	Shares	Amount	Shares	Amount	Shares	Amount

Series B Preferred Stock:
Balance at January 1,	5,736,488	$6	5,653,239	$6	5,558,503	$6
Dividends paid in-kind	89,182	—	83,249	—	101,642	—
Shares repurchased	—	—	—	—	(6,906)	—

Balance at December 31,	5,825,670	6	5,736,488	6	5,653,239	6

Common stock:
Balance at January 1,	11,307,264	11	10,183,864	10	10,090,244	10
Common stock issued	25,000	—	50,000	—	50,000	—
Restricted stock issued	100,000	—	1,073,400	1	—	—
Shares retired	(12,500)	—	—	—	(317,380)	—
Stock options exercised	—	—	—	—	361,000	—

Balance at December 31,	11,419,764	11	11,307,264	11	10,183,864	10

Treasury stock:
Balance at January 1,	(15,473)	(89)	(15,473)	(89)	(671,722)	(5,927)
Shares issued	—	—	—	—	338,869	767
Shares purchased	(14,579)	(61)	—	—	—	—
Shares retired	—	—	—	—	317,380	5,071

Balance at December 31,	(30,052)	(150)	(15,473)	(89)	(15,473)	(89)

Additional paid-in capital:
Balance at January 1,		98,423		97,183		100,819
Common stock issued		60		20		20
Restricted stock issued		185		1,137		—
Unearned compensation		(113)		—		—
Shares retired		(37)		—		(5,071)
Stock options exercised		—		—		920
Warrants issued		—		—		400
Preferred shares repurchased		—		—		(6)
Preferred shares dividend paid in-kind		89		83		101

Balance at December 31,		98,607		98,423		97,183

Receivables from stockholders:
Balance at January 1,		(5,906)		(5,906)		(5,021)
Loans forgiven		75		—		31
Loans repaid		96		—		—
Loans issued for options exercised		—		—		(916)

Balance at December 31,		(5,735)		(5,906)		(5,906)

Accumulated deficit:
Balance at January 1,		(82,171)		(64,500)		(40,696)
Net income (loss)		5,842		(17,274)		(23,413)
Preferred shares dividend paid		(403)		(397)		(391)

Balance at December 31,		(76,732)		(82,171)		(64,500)

Accumulated other comprehensive loss:
Balance at January 1,		(598)		(1,181)		(778)
Minimum pension liability adjustment		587		166		(753)
Foreign currency translation adjustment		1		28		148
Reclassification of interest rate swap losses		—		—		202
Reclassification of foreign translation losses		—		389		—

Balance at December 31,		(10)		(598)		(1,181)

Total stockholders’ equity		$15,997		$9,676		$25,523

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts)

1.	DESCRIPTION OF BUSINESS AND SEGMENT INFORMATION:

Butler International, Inc., together with its wholly owned subsidiaries (the “Company” or “Butler”), provides outsourcing, project management and technical staff augmentation services in technical, information technology, and telecommunications disciplines including: engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software quality assurance testing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation. The Company also provides fleet maintenance and repair services to major ground fleet-holders nationwide. These services are provided through three ISO 9002 certified business segments: Technical Services, Information Technology Services and Telecommunications Services.

Description of Business

Technical Services involve skilled technical and engineering personnel providing services to companies worldwide competing in a wide range of industries including aircraft/aerospace, defense, heavy equipment/machinery, research, energy, electronics, and pharmaceutical. Technical services also encompasses engineering support services including strategic consulting, project management, drafting and design, and total outsourcing, while specializing in establishing, managing, and staffing dedicated engineering support centers carrying out both long-term and short-term projects. Utilizing software design platforms such as Pro/ENGINEER, CATIA, NASTRAN, PATRAN, Unigraphics, and AutoCAD, the Company’s employees provide both staff augmentation and project engineering support in a number of different areas including design engineering, stress analysis/simulation, NC Programming, design, drafting, checking, and technical writing/illustration.

Information Technology Services help companies implement business solutions that harness the power of technology to optimize business performance. The Company delivers Quality Assurance services that help clients implement more effective software quality assurance testing processes, which help prevent software defects from causing costly business interruptions. The Company also provides clients with onsite, offsite and offshore application development and implementation services. Butler provides the expertise clients need in order to successfully launch new, or enhance existing software applications critical to internal and external business operations. Additionally, the Company provides enterprise network services, which help organizations design and implement internal networks capable of addressing the demands stemming from e-business activity and inherent security risks. Clients also utilize the Company’s information technology staffing services to augment their internal IT staff. The Company provides these services to a variety of industries including financial services, telecommunications, and consumer products. The Company’s employees are specialists in a wide variety of applications, operating systems and platforms, offering a broad range of information technology expertise.

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

Segment Information

The operating segments reported below are the segments of the Company for which operating results are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company’s reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 2. Intersegment sales are not significant. The operating results for the Information Technology Services segment includes a goodwill impairment charge of approximately $12.3 million for the year ended December 31, 2003 (see Note 2).

The Company primarily operates in the United States. Operations include the results of the India subsidiary. Net sales from the India operation were approximately $852,000, $932,000, and $680,000 in 2004, 2003, and 2002, respectively. It generated operating profits of approximately $192,000, $469,000, and $316,000 in 2004, 2003, and 2002, respectively.

Net sales and operating income/(loss) by segment is as follows (in thousands):
24

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts)

Net sales:	2004	2003	2002

Technical Services	$156,938	$123,516	$122,531
Telecommunication Services	71,345	60,341	84,687
Information Technology Services	21,886	24,054	37,074
Unallocated amounts	1,156	1,072	1,882

Consolidated Total	$251,325	$208,983	$246,174

Operating income/(loss):
Technical Services	$14,834	$10,673	$10,076
Telecommunication Services	5,759	2,964	4,629
Information Technology Services	1,856	(10,151)	3,703
Restructuring and other charges	—	(2,442)	(4,636)
Legal settlements and related costs	—	(2,262)	—
Unallocated amounts	(13,695)	(16,705)	(23,797)

Consolidated Total	$8,754	$(17,923)	$(10,025)

Management reviews the Company’s assets on a consolidated basis because it is not meaningful to allocate assets to the various segments. The Company evaluates segment performance based on revenues and operating income. The Company does not allocate income taxes or charges determined to be non-recurring in nature, such as restructuring and impairment charges. Unallocated amounts of operating income consist of corporate expenses, certain general and administrative expenses from field operations.

In 2004, Northrop Grumman accounted for approximately 11% of the Company’s net sales. In 2003, Los Alamos National Labs (University of California) accounted for approximately 11% of the Company’s net sales. United Technologies Corp. (Sikorsky) accounted for approximately 11% and 12% of the Company’s net sales in 2003 and 2002, respectively. No other client individually represented more than 10% of net sales in 2004, 2003 or 2002. Therefore, the Company does not believe it has a material reliance on any one customer as the Company provides services to numerous Fortune 1000 and other leading businesses.

2.	SIGNIFICANT ACCOUNTING POLICIES:

Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements of the Company include the accounts of Butler International, Inc. and its consolidated subsidiaries after elimination of all significant intercompany transactions and balances. On May 30, 2003, the Company sold its business in the United Kingdom (“UK”). The UK business was part of the Company’s Technical Services reporting segment. As a result of the sale of the UK business in 2003, the Company’s previously reported consolidated financial statements for 2002 have been restated to present the discontinued UK operations separate from continuing operations. (See Note 17 Discontinued Operations.)

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, income taxes, defined pension plans, and goodwill.

Inventory

Inventory consists of purchased goods and is valued at the lower of cost or market. Cost is determined by using an average cost per unit.

Property and Equipment

Property and equipment are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which generally range between one and ten years except for the Company’s headquarters building which has a thirty-year life. Leasehold improvements are amortized by the straight-line method over the related lease or the estimated useful life of the asset whichever is shorter. Upon disposal of property and equipment, the asset and related accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in consolidated statement of
25

BUTLER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts)

operations. Fully depreciated assets are not removed from the accounts until physical disposition. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $1,915,000, $2,637,000, and $4,063,000, respectively.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is no longer amortized but is evaluated for impairment at least annually at the reporting unit level. The Company has elected to perform annual tests for indications of goodwill impairment as of June 30 of each year. The Company utilizes discounted cash flow models and relevant market multiples for comparable businesses to determine fair value used in the goodwill impairment evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting units. Actual results could differ significantly from these estimates or related projections, resulting in impairment and losses related to recorded goodwill balances. (See Note 5.)

Long-Lived Assets

It is the Company’s policy to review the carrying value of long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value.

Fair Value of Financial Instruments

The Company considers carrying amounts of cash, accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments. The Company’s revolving credit facility and term loans are considered to be carried on the financial statements at their estimated fair values because they accrue interest at rates, which generally fluctuate with interest rate trends. The carrying value of the Company’s mortgage note, including the current portion, was $6,845,000 as of December 31, 2004, compared to an estimated fair value of $6,696,000 using discounted cash flows based on the Company’s incremental borrowing rate. The carrying value of the Company’s mortgage note, including the current portion, was $6,916,000 as of December 31, 2003, which approximated its estimated fair value. Interest rate swap agreements are carried at fair value, which is the estimated amount the Company would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the agreement. The fair value of letters of credit is determined to be zero, as management does not expect any material losses to result from these instruments because performance is not expected to be required.

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

Stock-Based Compensation

The Company accounts for employee stock options and share awards under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted.
26

BUTLER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts)

Accordingly, compensation cost for stock options and share awards is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the exercise price an employee must pay to acquire the stock. The Company recognizes compensation cost arising from the issuance of share awards over the vesting period of the stock grant. The Company has recognized no compensation expense related to employee stock options for any year shown as the Company generally grants stock options with the exercise price equal to the market value of the common stock on the date of grant. Compensation costs for share awards amounted to approximately $72,000, $1,137,000 and $548,000 for 2004, 2003 and 2002, respectively. See Note 9 for information regarding the Company’s stock option plans and Note 12 for information regarding the Company’s share awards. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company’s financial statements. The Statement also allows the Company to continue to account for stock-based employee compensation using the intrinsic value for equity instruments. The Company has adopted the disclosure-only provision of SFAS No. 123, which requires that the Company provide pro forma information regarding net income (loss) and net income (loss) per common share as if the fair value method of accounting had been used. The Company also adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Had compensation cost for the stock options issued and share awards granted been determined based on the fair value at the grant date and recognized over the service period, which is usually the vesting period, consistent with provisions of SFAS No. 123, the Company’s net income/(loss) and earnings/(loss) per share would have been changed to the pro forma amounts indicated as follows:

	Years Ended December 31,

	2004	2003	2002

Net income(loss) - as reported	$5,842	$(17,274)	$(23,413)
Add: Stock-based employee compensation Expense included in reported net income(loss), net of related tax effects	56	723	364
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(384)	(1,012)	(851)

Net income(loss) - pro forma	$5,514	$(17,563)	$(23,900)

Net income(loss) per share:
Basic - as reported	$0.53	$(1.74)	$(2.37)
Basic - pro forma	0.50	(1.77)	(2.42)
Dilution - as reported	$0.44	$(1.74)	$(2.37)
Dilution - pro forma	0.42	(1.77)	(2.42)

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

Revenue Recognition

A majority of the Company’s revenue is generated from time and material contracts where there is a signed agreement or approved purchase order in place that specifies the fixed hourly rate and other specific costs to be billed based on direct labor hours incurred. Revenue from time and material service contracts is recognized based on direct hours incurred. Fixed price contracts are primarily contracts to provide services related to installation and testing of equipment and for services performed by engineers. Revenue from fixed price service contracts is recognized over the contract term based on the percentage of services (direct labor hours) that are provided during the period compared with the total estimated services (direct labor hours) to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent based upon estimating the cost to complete as determined by experience. Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in accounts receivable. Billings in excess of revenue that is recognized on service contracts are recorded as deferred income
27

BUTLER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts)

until the above revenue recognition criteria are met. Variations from estimated contract performance could result in adjustments to operating results.

Allowance for Doubtful Accounts and Notes

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews a customer’s credit history before extending credit. Initially, the Company establishes an allowance for doubtful accounts based on the overall aging of accounts receivable based on historical trends and other information. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy). While the Company has a large customer base that is diverse as to industry and geography, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected customer defaults and additional allowances may be required.

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

Earnings Per Common Share

The Company presents both basic and diluted earnings(loss) per common share. Basic earnings per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Earnings per common share assuming dilution reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Accordingly, 199,976 weighted-average of restricted stock granted in 2003 have been excluded from the calculation of diluted loss per share for the year ended December 31, 2003. The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation. For the years ended December 31, 2004, 2003, and 2002, there were options and warrants totaling 1,144,604, 1,459,458, and 1,591,333, respectively, where the exercise price was greater than the average market price of the common shares and were excluded from the computation of diluted earnings/(loss) per share.

The following table presents the computation of basic and diluted earnings per common share from continuing operations

	Years Ended December 31,

	2004	2003	2002

Income/(loss) from continuing operations	$5,717	$(16,488)	$(11,401)
Less: Preferred stock dividends	(403)	(397)	(391)

Income/(loss) - basic earnings per share calculation	5,314	(16,885)	(11,792)
Add: Income impact of assumed conversions:
Convertible preferred stock dividend	403	—	—

Income/(loss) - diluted earnings per share calculation	$5,717	$(16,885)	$(11,792)

Weighted-average number of common shares:
Basic	10,228	10,174	10,037
Add: Incremental shares from assumed conversions:
Restricted common stock	1,094	—	—
Stock options and warrants	197	—	—
Convertible preferred stock	1,641	—	—

Assuming dilution	13,160	10,174	10,037

Earnings/(loss) per common share from continuing operations:
Basic	$0.52	$(1.66)	$(1.17)
Dilution	$0.43	$(1.66)	$(1.17)
28

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts)

Recent Accounting Pronouncements

Standards Implemented

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other indefinite lived intangible assets not be amortized, but be tested for impairment at least annually at the reporting unit level. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed the transitional goodwill impairment test using a discounted cash flow analysis to determined the implied fair value of each of its reporting units and compared such values to the respective reporting units’ carrying amounts. This evaluation indicated that goodwill recorded in the Information Technology Services segment was impaired as of January 1, 2002. Accordingly, the Company recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of accounting change for the write-down of goodwill to its fair value.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No.46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires that a variable interest entity (“VIE”) be consolidated when a company is subject to the majority of the risk of loss from the VIE’s activities or is entitled to receive the majority of the entity’s residual returns, or both. FIN 46 is effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 is applicable to the Company as of December 31, 2003. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”), which partially delayed the effective date of the interpretation to March 31, 2004 and added additional scope exceptions. The adoption of applicable provisions of FIN 46 in 2003 and the adoption of FIN 46R had no impact on the Company’s consolidated results of operations and financial position.

New Standards to be Implemented

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) that will require the Company to expense costs related to share-based payments to employees. With limited exceptions, SFAS No. 123R requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS No.123R is scheduled to be effective beginning in the third quarter of fiscal 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is evaluating these transition methods. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it is dependent on the fair value and number of share-based payments granted in the future. The Company is currently evaluating the impact of this statement.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for the fiscal year beginning January 1, 2006. The implementation of SFAS No. 151 will have no impact on the Company’s consolidated results of operations and financial position.

In December 2004, the FASB issued SFAS no. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29” effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS no. 153 is not expected to have a material impact on the Company’s consolidated results of operations and financial position.

3.	RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2004, the Audit Committee of the Board of Directors, after consulting with management, determined to restate the Company’s consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 for the effects of errors, relating to (i) income tax expense and related tax assets and liabilities, (ii)
29

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts)

liabilities for employee compensated absences, and (iii) the presentation of cash flows from discontinued operations in the consolidated statement of cash flows.

Income Taxes

The Company determined that its methodology for calculating income taxes provision, income tax liabilities, deferred tax assets and liabilities included inaccurate and incomplete information and calculation errors resulting in the inaccurate financial reporting of the Company’s income tax balances. The income tax adjustment primarily related to the following items:

(i)	Correction of inconsistent methodologies used to determine the reserve contingency related to the deductibility of employee related expenses;

(ii)	Correction for deductions erroneously taken in the Company’s tax provision for compensation expense relating to Restricted Stock awarded to the Company’s CEO;

(iii)	Correction for deductions erroneously taken in the Company’s tax provision for the Company’s CEO’s compensation in excess of IRS compensation deduction limitations for executives of public companies (Internal Revenue Code Section 162 (m);

(iv)	Correction for improperly netting net operating losses against tax contingencies;

(v)	Correction to tax contingencies for errors made in the determination of expiration of federal statue of limitations; and

(vi)	Correction for federal effect on the state net operating losses carryforwards in the deferred tax asset.

Employee Compensated Absences

The Company had not accrued for employee compensated absences for billable employees whom generally provide services at client facilities. As a result, the Company has recorded an adjustment to correct for the unrecorded liability for employee compensated absences.

Cash Flows from Discontinued Operations

The Company did not properly identify and report cash flows from discontinued operations separately, as Operating, Investing or Financing in its Consolidated Statements of Cash Flows.

As a result, the accompanying consolidated financial statements as of December 31, 2004 and 2003 and each of the three years in the period ended December 31, 2004 have been restated from the amounts previously reported.

The following summarizes the effects of the restatements on net income (loss) on each annual period and beginning retained earnings (in thousands):

	Net Income (Loss)			Accumulated Deficit	Total Cumulative Adjustments

	2004	2003	2002	January 1, 2002

As previously reported	$3,795	$(15,358)	$(22,426)	$(36,198)

Pre-tax restatement adjustments:
Employee compensated absences	(157)	185	448	(1,775)	(1,299)

Tax effect of employee compensated absences	61	(72)	(175)	692	506

Income tax expense	2,143	(2,029)	(1,260)	(3,415)	(4,561)

After tax effect of restatement adjustments	2,047	(1,916)	(987)	(4,498)	(5,354)

As restated	$5,842	$(17,274)	$(23,413)	$(40,696)

The following tables set forth the effects on the Company’s consolidated balance sheets as of December 31, 2004 and 2003 and the consolidated statements of operations and cash flows for the years ended December 31, 2004, 2003 and 2002 (in thousands):

30

BUTLER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts)

	2004			2003

	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated

Consolidated Balance Sheets at December 31,
Deferred income taxes	$7,577	$64	$7,641	$7,017	$1	$7,018
Total current assets	46,890	64	46,954	41,721	1	41,722
Long-term deferred income taxes	5,845	(556)	5,289	8,763	(359)	8,404
Total assets	104,725	(492)	104,233	98,566	(358)	98,208
Accounts payable and accrued liabilities	19,659	1,299	20,958	20,175	1,141	21,316
Total current liabilities	24,735	1,299	26,034	24,246	1,141	25,387
Other long-term liabilities	1,808	3,563	5,371	2,945	5,902	8,847
Accumulated deficit	(71,378)	(5,354)	(76,732)	(74,770)	(7,401)	(82,171)
Total liabilities and stockholders’ equity	$104,725	$(492)	$104,233	$98,566	$(358)	$98,208
31

BUTLER INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts )

	2004			2003			2002

	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated

Consolidated Statements of Operations for the years ended December 31,
Cost of sales	$207,814	$157	$207,971	$172,497	(185)	$172,312	$198,307	(448)	$197,859
Gross margin	43,511	(157)	43,354	36,486	185	36,671	47,867	448	48,315
Selling, general and administrative expenses	32,351	88	32,439	32,483	—	32,483	46,064	—	46,064
Provision for doubtful accounts and notes	334	(88)	246	2,439	—	2,439	3,577	—	3,577
Operating income (loss)	8,911	(157)	8,754	(18,108)	185	(17,923)	(10,473)	448	(10,025)
Income tax expense (benefit)	1,074	(2,204)	(1,130)	(8,355)	2,101	(6,254)	(5,312)	1,435	(3,877)
Income (loss) from continuing operations	3,670	2,047	5,717	(14,572)	(1,916)	(16,488)	(10,414)	(987)	(11,401)
Net income (loss)	$3,795	$2,047	$5,842	$(15,358)	$(1,916)	$(17,274)	$(22,426)	$(987)	$(23,413)

Basic earnings (loss) per share-continuing operations	$0.32	0.20	$0.52	$(1.47)	(0.19)	$(1.66)	$(1.07)	(0.10)	$(1.17)
Total basic earnings (loss) per share	$0.33	0.20	$0.53	$(1.55)	(0.19)	$(1.74)	$(2.27)	(0.10)	$(2.37)
Diluted earnings (loss) per share-continuing operations	$0.28	0.15	$0.43	$(1.47)	(0.19)	$(1.66)	$(1.07)	(0.10)	$(1.17)
Total diluted earnings (loss) per share	$0.29	0.15	$0.44	$(1.55)	(0.19)	$(1.74)	$(2.27)	(0.10)	$(2.37)
32

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts )

	2004			2003			2002

	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated

Consolidated Statements of Cash Flows for the years ended December 31,
Cash flows from operating activities:
Net income	$3,795	2,047	$5,842	$(15,358)	(1,916)	$(17,274)	$(22,426)	(987)	$(23,413)
Provision for deferred taxes	1,044	(2,204)	(1,160)	(8,400)	2,102	(6,298)	(2,097)	175	(1,922)
Other assets	(1,381)	(1)	(1,382)	309	—	309	467	300	767
Current liabilities	(237)	170	(67)	1,009	(186)	823	(3,415)	(448)	(3,863)
Other long term liabilities	(198)	—	(198)	—	—	—	(31)	960	929
Net cash (used in) provided by operating activities:
Discontinued operations	—	125	125	—	3,392	3,392	—	(1,178)	(1,178)
Cash from (used in) operating activities	(790)	125	(665)	1,570	3,392	4,962	14,583	(1,178)	13,405

Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	—	—	1,209	(1,076)	133	—	—	—
Net cash (used in) provided by investing activities:
Continuing operations	(1,722)	—	(1,722)	635	(1,209)	(574)	(936)	—	(936)
Discontinued operations	—	—	—	—	133	133	—	(123)	(123)
Cash from (used in) investing activities	(1,722)	—	(1,722)	635	(1,076)	(441)	(936)	(123)	(1,059)

Cash flows from financing activities:
Net cash (used in) provided by financing activities:
Continuing operations	3,185	—	3,185	(3,991)	—	(3,991)	(14,436)	—	(14,436)
Discontinued operations	—	—	—	—	(1,175)	(1,175)	—	1,175	1,175
Cash from (used in) financing activities	3,185	—	3,185	(3,991)	(1,175)	(5,166)	(14,436)	1,301	(13,261)

Net cash provided by discontinued operations	$125	$(125)	$—	$1,141	$(1,141)	$—	$(126)	$126	$—

The cumulative impact of the restated amounts on FY 2002 beginning retained earnings was a reduction of $4,498.

Restatement of our financial statements has resulted in failure to timely file our financial statements with the Securities and Exchange Commission. As a result, we were in violation of certain terms and covenants contained in our debt agreement with General Electric Credit Corporation (“GECC”). We have received several waivers of these covenants and have negotiated several amendments to the agreements with GECC for extensions of time to meet these covenants. We are currently in compliance.
33

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts )

4.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

Details of certain balance sheet accounts are as follows:

	2004	2003

Accounts Receivable:
Trade accounts receivable	$31,991	$30,147
Income tax receivable	—	157
Other including unbilled revenue	7,342	9,670
Allowance for doubtful accounts	(3,138)	(8,500)

	$36,195	$31,474

Property and Equipment:
Land	$5,662	$5,662
Buildings	4,168	4,168
Motor vehicles and equipment	6,216	6,151
Computer hardware and software	15,663	14,639
Leasehold improvements	2,545	2,515

	34,254	33,135
Less accumulated depreciation	(22,572)	(21,218)

	$11,682	$11,917

As discussed in Note 19, as a result of the change in the relationship with Chief Executive Magazine, certain amounts included in account receivable in 2003 have been classified as long-term in 2004.

5.	GOODWILL:

On June 30, 2004 and 2003, the Company performed its annual goodwill impairment evaluation. To determine the implied fair value of each of its reporting units, the Company used a present value technique (discounted cash flows) corroborated by market multiples for all reporting units. The 2004 evaluation indicated that there was no impairment of goodwill. The 2003 evaluation indicated that goodwill recorded in the Information Technology Services segment and reporting unit was impaired and accordingly, the Company recognized a charge of approximately $12.3 million (approximately $7.9 million, net of tax) in 2003. The primary factor resulting in the impairment charge was the continuing difficult economic environment in the information technology sector which has resulted in declining operational performance of the segment.

6.	EMPLOYEE BENEFIT PLANS:

Defined Benefit Plan

The Company has a funded noncontributory defined benefit pension plan (the “Plan”). Benefits under the Plan are determined based on earnings and period of service. The Company funds the Plan in accordance with the minimum funding requirements of the Employees Retirement Income Security Act of 1974. A participant’s Employee Stock Option Plan (“ESOP”) credits reduced benefits payable under the Plan. Effective June 1997, retroactive to December 31, 1996, the Company froze future benefit accruals under the Plan and ESOP. The Company uses a December 31 measurement date.

The Company recognized a settlement loss of approximately $73,000 during 2003 resulting from reductions in employment levels primarily in connection with restructuring activities. A settlement under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” must be recognized when the amount of single sum payments made during the year exceeded the sum of service and interest costs for that year. In 2003, the settlement was deemed to have occurred as of December 31, 2003.

The accumulated benefit obligation for the Plan was approximately $2,632,000 and $2,575,000 at December 31, 2004 and 2003, respectively. At December 31, 2003, the Company reduced its additional minimum pension liability by approximately $272,000 to approximately $790,000. At December 31, 2004, the fair value of plan assets exceeded the accumulated benefit obligation of the pension plan. Accordingly, in accordance with SFAS No. 87, “Employer’s Accounting for Pensions”, the Company recorded a prepaid pension asset of approximately $795,000 in 2004. The adjustments to the additional minimum pension liability were included in accumulated other comprehensive income.

Net periodic pension (income)/expense in 2004, 2003 and 2002 included the following components:
34

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts )

	2004	2003	2002

Interest cost	$148	$159	$160
Return on assets	(190)	(166)	(254)
Recognized net actuarial loss/(gain)	36	53	—
Settlement losses	—	73	30

Net periodic pension expense/(income)	$(6)	$119	$(64)

The change in benefit obligation, change in plan assets and reconciliation of funded status of the Plan for 2004 and 2003 were as follows:

	2004	2003

Change in benefit obligation:
Benefit obligations at beginning of year	$2,575	$2,410
Interest cost	148	159
Actuarial loss	52	201
Benefits paid	(143)	(17)
Settlements	—	(178)

Benefit obligations at end of year	$2,632	$2,575

Change in plan assets:
Fair value of the plan assets at beginning of year	$2,403	$2,085
Actual return on plan assets	400	530
Benefits paid	(143)	(17)
Settlements and other single sum benefits paid	—	(195)

Fair value of the plan assets at end of year	$2,660	$2,403

Funded status of plan:	$28	$(172)
Unrecognized actuarial loss	767	962

Net amount recognized	$795	$790

Amounts recognized in the consolidated balance sheet consisted of:

	2004	2003

Prepaid/(accrued) pension cost	$795	$(172)
Accumulated other comprehensive loss	—	962

Net amount recognized	$795	$790

The weighted-average assumptions were as follows:
35

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts )

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

The Plan’s asset allocations at December 31, 2004 and 2003, by asset category were as follows:

	2004	2003

Equity securities	92%	89%
Certificates of deposits	0%	2%
Cash and cash equivalents	8%	10%

	100%	100%

The Company’s pension assets are currently invested in domestic and international stocks, certificates of deposit and money market funds. The Company employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Current market conditions as well as forward-looking return expectations are evaluated vis-à-vis the demographics of the plan’s participants, as part of the Company’s investment policy process. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. As a result asset allocations may vary over time as the Company tries to achieve a desired total asset return over the long term, with an accepted level of risk in the shorter term. Investment risk is measured in terms of likely volatility of annual investment returns, pension expense and funding requirements and monitored on an ongoing basis through periodic investment portfolio reviews. The Company also uses a third party to provide investment consulting services.

Equity securities include 61,900 shares of Butler International Inc. common stock with a market value of approximately $253,000 (9.52% of total plan assets) and $93,000 (3.89% of total plan assets) at December 31, 2004 and 2003, respectively.

The Company does not expect to make any contributions to the Plan in 2005. Estimated future benefit payments are as follows:

2005	2006	2007	2008	2009	2010-2014

$40	$48	$58	$76	$90	$789

401(K) Plan

The Company provides a 401(k) savings plan. As of September 1, 2002, the Company suspended its matching program. The Company made matching contributions of approximately $346,000 in 2002. As of January 1, 2005, the Company reinstated its matching program.

The Company maintains a supplemental executive retirement plan (“SERP”) for certain key employees. This plan allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax-deferred earnings, plus investment earnings on the deferred balances, as a retirement fund. Participants do not receive a Company match on any of these deferrals. All employee deferrals vest immediately.

Post-employment and Postretirement Benefits

The Company currently does not provide post employment and postretirement benefits other than pensions.
36

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts )

7.	DEBT:

Debt is summarized as follows (in thousands):

	2004	2003

Revolving credit facility expiring 2006 with average interest rate of 4.37% for 2004 and 4.13% for 2003	$23,062	$16,953
Variable-rate Term Loan A due 2006 with average interest rate of 4.87% for 2004 and 4.63% for 2003	14,000	16,500
Variable-rate Term Loan B due 2006 with average interest rate of 4.87% for 2004 and 9.03% for 2003	18,000	18,000
6.85% mortgage note due 2012	6,845	6,916

Total	61,907	58,369
Less current portion	(5,076)	(4,071)

	$56,831	$54,298

At December 31, 2004, the aggregate principal amounts of long-term debt (excluding revolving credit facility) scheduled for repayment for the years 2005 through 2009 were $5,076,000, $27,083,000, $88,000, $93,000 and $101,000 with $6,404,000 due thereafter. The Company obtained an amendment to its credit agreement extending its revolving credit facility to April 1, 2006. The Company plans to renew or extend this facility prior to its scheduled expiration. The debt obligations of the Company’s subsidiaries, Butler Service Group, Inc. (“BSG”) and Butler New Jersey Realty Corporation (“BNJRC”), are reflected in the Company’s consolidated balance sheet. In order to obtain favorable terms, guarantees of subsidiary debt are issued to lending institutions requiring the parent company to repay the debt should BSG or BNJRC default on their debt obligations. At December 31, 2004, all of the consolidated debt of the Company is subject to these guarantees. Under the terms of the debt agreement, transfer of funds to the parent company by BSG is restricted. BSG and BNJRC hold approximately 87.8% and 6.9%, respectively, of the Company’s consolidated assets. Management believes the likelihood of default by BSG or BNJRC is remote.

Revolving Credit Facility

GECC provides the Company with a revolving credit facility for loans up to $47 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million. The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending receivables. On March 25, 2005, the Company and GECC entered into an amendment to the Second Amended and Restated Credit Agreement, dated September 28, 2001 (the “Credit Agreement”). This amendment, among other things, extends the term of the credit facility and two term loans to April 1, 2006 and increases the quarterly principal payments due October 1, 2005 and thereafter on Term A by $1.0 million to $2.0 million. The interest rate on both term loans is based on the 30-day Commercial Paper Rate plus three hundred fifty basis points which is the same interest the Company pays on its Term Loan A. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B.

At December 31, 2004, approximately $23.1 million was outstanding under the revolving credit facility and an additional $5.2 million was used to collateralize letters of credit. The interest rate in effect at December 31, 2004 was 5.22%. At December 31, 2004, $14.0 million and $18.0 million were outstanding under Term Loan A and Term Loan B, respectively, each with an effective interest rate of 5.72%.

The Company’s Credit Agreement, as amended, contains various restrictive covenants that must be complied with on a continuing basis including the maintenance of certain financial ratios (minimum fixed charge coverage, minimum interest coverage, capital expenditures, and minimum tangible net worth) and restrictions on the amount of cash dividends, loans and advances within the consolidated group as well as other customary covenants, representations and warranties, funding conditions and events of default. The Company received a waiver of certain financial covenants under the revolving credit facility, as amended, for the period ended December 31, 2003. The Company was in compliance with all covenants at December 31, 2004.

Letters of Credit

The Company has standby letters of credit in the amount of $3.2 million as collateral against its insurance program. These letters are renewed annually. The Company also has a $2.0 million letter of credit associated with its mortgage note.
37

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts )

Facility Mortgage

The Company has a 10-year, $7.0 million mortgage for its corporate office facility. The fair market value of this mortgage is $6.7 million. The mortgage note has a fixed interest rate at 6.85%. The mortgage note contains various financial and other covenants including the requirement to meet certain fixed charge coverage and liquidity amounts. The Company was in compliance with all covenants at December 31, 2004.

Interest Rate Risk Management

The Company uses interest rate swap agreements from time to time to manage the impact of interest rate changes on underlying floating-rate mortgage. During 2004 and 2003, the Company did not enter into any swap agreements. On September 30, 2002, the Company terminated its interest rate swap agreement in conjunction with the Company’s refinancing of its mortgage.

8.	COMMITMENTS AND CONTINGENCIES:

The Company has operating leases for office space, furniture and computer and office equipment. Substantially all of the property leases provide for increases based upon use of utilities and lessors’ operating expenses. Net rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $2.3 million, $3.1 million, and $5.4 million respectively. Estimated minimum future rental commitments under non-cancelable leases at December 31, 2004 are as follows (in thousands):

2005	2006	2007	2008	2009	Thereafter	Total

$2,529	$1,507	$1,003	$424	$154	$4	$5,621

The Company and its subsidiaries are parties to various legal proceedings and claims incidental to their normal business operations for which no material liability is expected beyond which is recorded. While the ultimate resolution is not known, management does not expect that the resolution of such matters will have a material adverse effect on the Company’s financial statements and results of operations.

In March 2004, the Company reached an agreement in principal with Knott Partners, L.P. and Old Oak Partners, LLC to settle certain litigation. Included in legal settlements and related costs in 2003 were the estimated costs of these settlements of approximately $1.6 million. On August 25, 2004, the Supreme Court of New Jersey approved the settlement and release agreement. The final agreement included the following terms, among others:

(i.)	Edward M. Kopko (“E. Kopko”) will waive any right he may have to receive payments or compensation for damages arising out of the Company’s asserted breach of his Second Amended and Restated Employment Agreement;

(ii.)	Kopko will waive all rights he or his affiliates may have to receive managing general partner’s fees arising out of his affiliation with the Chief Executive Group, L.P. and E. Kopko will cooperate fully in any judicial or non-judicial foreclosure of the Company’s interest in Chief Executive Magazine;

(iii.)	the board of directors of the Company (the “Board”) shall appoint Wesley Tyler as a member of the Board and shall nominate and recommend Frank Murray for election at the 2004 annual meeting of stockholders;

(iv.)	the current directors with outstanding loans to the Company shall, subject to certain limitations, repay certain outstanding loans through cash payment or tender to the Company of shares of stock of the Company, provided that the closing price of the Company’s common or preferred stock reaches or exceeds $10.00 per share, averages $10.00 per share over a period of thirty consecutive days, and does not fall below such $10.00 per share purchase price prior to repayment (see Note 19.); and

(v.)	the Company will pay the legal fees and disbursements of Knott Partners, L.P. and Old Oak Partners, LLC related to lawsuit, not to exceed $400,000.

9.	STOCK OPTIONS:

The Company has in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel. The Company has adopted a 1985 Incentive Stock Option Plan, a 1985 non-qualified Stock Option Plan, a 1989 Directors Stock Option Plan, a 1992 Stock Option Plan, a 1992 Incentive Stock Option Plan, a 1992 Stock Bonus Plan, and a 1992 Stock Option Plan for Non-employee Directors. Options granted under the 1992 and 1985 stock plans expire ten years from the date they were granted and vest over service periods that range between zero to five years. There were a total of 3,950,000 shares authorized under these plans. Options granted under the 1989 and 1992 Directors Stock Option Plans expire five and ten years, respectively, from the date of grant and vest immediately. There were a total of 937,500 shares authorized under the director plans. In 2002, the stockholders approved the 2002 Stock Incentive Plan. In 2004, the stockholders approved an amendment to the
38

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts )

2002 Stock Incentive Plan to increase the number of shares authorized under this plan from 1,500,000 to 2,000,000. In 2003, the stockholders approved the 2003 Stock Incentive Plan. The Company may grant up to 5,000,000 shares of common stock under this plan. Upon the approval of the 2003 Stock Incentive Plan, the Board of Directors can no longer grant awards under the Company’s other stock option and stock bonus plans, except for the 2002 Stock Incentive Plan.

During 2004, the Company issued through its 2002 Stock Incentive Plan and 2003 Stock Incentive Plan a total of 57,500 and 250,000, respectively, stock options to officers of the Company. Also during 2004, the Company issued through its 2002 Stock Incentive Plan a total of 126,000 stock options to the Company’s non-employee directors.

During 2003, the Company issued through its 2002 Stock Incentive Plan a total of 126,000 stock options to the Company’s non-employee directors.

During 2002, the Company issued through its 1992 Stock Option Plan a total of 419,333 stock options to officers of the Company. Also during 2002, the Company issued through its 2002 Stock Incentive Plan a total of 90,000 stock options to the Company’s non-employee directors.

The following is a summary of stock option activity for the three years ended December 31, 2004:

	2004		2003		2002

	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Outstanding balance at beginning of year	1,562,958	$5.67	1,568,833	$6.18	1,256,750	$7.42
Granted	433,500	1.81	126,000	0.74	509,333	2.18
Exercised	—	—	—	—	(98,500)	3.03
Canceled	(105,000)	10.03	(120,625)	7.45	(98,750)	6.46
Expired	(37,500)	3.33	(11,250)	2.08	—	—

Outstanding balance at end of year	1,853,958	$4.57	1,562,958	$5.67	1,568,833	$6.18

Options exercisable at end of year	1,454,903	$5.25	1,305,403	$6.14	1,090,920	$7.32

Summarized below are stock options outstanding under the Company’s option plans at December 31, 2004:

	Options Outstanding			Options Exercisable

	Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 - $1.00	126,000	8.5 years	$0.74	126,000	$0.74
$1.50 - $5.25	1,168,358	6.4 years	2.46	769,303	2.66
$5.50 - $8.63	381,600	3.9 years	7.57	381,600	7.57
$9.68 - $17.67	178,000	4.0 years	14.67	178,000	14.67

Total	1,853,958	5.8 years	$4.57	1,454,903	$5.25

39

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts )

10.	CUMULATIVE CONVERTIBLE PREFERRED STOCK:

The Company’s Series B Cumulative Convertible Preferred Stock (“Series B Preferred Shares”) accrues dividends at the rate of 7% per annum, based upon a liquidation value of $1.00 per share, payable in cash or in-kind at the option of the holder. The aggregate liquidation preference at December 31, 2004 and 2003 was approximately $5,826,000 and $5,736,000, respectively. In 2004, 2003 and 2002, dividends in-kind amounting to approximately $89,000, $83,000 and $101,000, respectively, were paid to the holders of Series B Preferred Shares. Series B Preferred Shares are convertible at the election of the holder at a ratio of one Series B Preferred Share to 0.285 Common Shares.

11.	EMPLOYEE STOCK PURCHASE PLAN:

The Butler International, Inc. 1990 Employee Stock Purchase Plan (the “ESP Plan”) made available $2.5 million for loans to officers, directors and other key employees to purchase Company stock. Loans under ESP Plan are non-recourse, non-interest bearing loans whose were used to purchase shares of the Company’s common stock at market value. Therefore, no compensation expense was recognized when the loans were granted in accordance with APB 25. Under the provisions of the ESP Plan, the Company may reduce the amount due with respect to each loan by 25 percent of the original principal balance on successive anniversary dates of the loan provided the employee has not terminated his employment for any reason other than that permitted by the ESP Plan. The amount of the loan forgiveness is included in compensation expense in the year the loan is forgiven. Two loans totaling $37,000 were forgiven in 2004 in connection with the resignations of two non-director executives. No loans were forgiven in 2003. A loan for $31,000 was forgiven in 2002 as a result of the retirement of a non-director executive. The loans are collateralized by the shares of the stock purchased and each individual has entered into a pledge agreement and has executed a secured non-recourse promissory note. One loan totaling $42,000 was repaid during 2004. The outstanding balance of the ESP Plan loans is classified as a reduction in stockholders’ equity on the consolidated balance sheet. At December 31, 2004 and 2003, there are $792,000 and $872,000, respectively, of these loans outstanding.

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

In October 2003, the Company’s Chief Executive Officer elected to receive shares of the Company’s restricted stock in lieu of $510,000 bonus payments owed him in cash for the nine-month period ended September 30, 2003. The Company granted 1,073,400 shares of restricted stock to him under the 2003 Stock Incentive Plan. The stock is restricted for three years, subject to forfeiture or acceleration of vesting upon certain events. The Company included the cost of these share in compensation expense in 2003. In November 2003, the Company issued 50,000 shares of common stock at $0.40 per share to GECC in connection with GECC’s granting of a waiver of certain financial covenants under the revolving credit facility. The Company included the cost of these shares in interest expense in 2003.

During the first quarter of 2002, certain individuals, including directors, executed non-interest bearing, non-recourse notes payable to the Company in the aggregate amount of $554,000 in order to exercise options and warrants granted under various approved stockholder option plans and other stock purchase agreements to purchase a total of 188,500 shares of the Company’s common stock. In March 2002, the Company granted a total of 258,667 shares of its common stock to three of its officers under the 1992 Stock Bonus Plan. The cost of these shares was included in compensation expense in 2002.

At December 31, 2003 and 2002, the Company had 22,500 common stock purchase warrants outstanding and exercisable with exercise prices ranging from $3.00 to $4.00 per share that expired on April 28, 2004.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The components of and changes in accumulated other comprehensive loss are as follows:

	Foreign Currency Adjustments	Minimum Pension Liability	Accumulated Other Comprehensive Loss

Balance at December 31, 2002	$(428)	$(753)	$(1,181)
Change in 2003	417	166	583

Balance at December 31, 2003	(11)	(587)	(598)
Change in 2004	1	587	588

Balance at December 31, 2004	$(10)	$—	$(10)

40

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts )

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

In September 1999, the Company’s Board of Directors authorized the repurchase of up to one million shares of its common stock representing approximately 10% of the outstanding shares. The Company repurchased 686,511 shares in accordance with the stock repurchase program. The Company re-issued or retired from treasury 671,038 common shares. The Company uses its treasury stock for stock awards to certain employees in conjunction with their employment agreements. The employee stock awards have a vesting period of two to four years. Compensation expense is recorded over the vesting period. The expense recorded in 2002 was approximately $13,000. In 2002, 6,802 shares were vested and granted to employees. No shares were granted or vested in 2004 or 2003.

15.	RESTRUCTURING AND OTHER CHARGES:

In accordance with the FASB Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and prior to the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded restructuring and other charges. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial statements. These charges totaled approximately $2,442,000 and $4,636,000 during fiscal 2003 and 2002, respectively and +were for costs incurred to eliminate excess capacity, to reduce both staff and service delivery personnel in all of the Company’s business units, to close certain unprofitable locations, to terminate unprofitable contracts and activities, and the elimination of unnecessary equipment. As a result of the restructuring, a total of 27 and 166 employees were terminated in 2003 and 2002, respectively. No additional restructuring charges were recorded in 2004. A summary of the significant components of the restructuring and other charges for the two years ended December 31, 2003 by segment:

2002:	Technical Services	Telecom Services	Technology Services	Unallocated	Total

Severance and other employee costs	$74	$682	$289	$687	$1,732
Facility closing costs	—	519	(302)	—	217
Write-off of equipment cost	—	248	33	1,539	1,820
Other	—	—	—	867	867

Total restructuring	$74	$1,449	$20	$3,093	$4,636

2003:	Technical Services	Telecom Services	Technology Services	Unallocated	Total

Severance and other employee costs	$490	$33	$150	$159	$832
Facility closing costs	135	145	595	197	1,072
Write-off of equipment cost	78	167	114	179	538

Total restructuring	$703	$345	$859	$535	$2,442

The following table details restructuring activity through December 31, 2004. The restructuring balances as of December 31, 2004 and 2003 are included in accounts payable and accrued liabilities ($388,000 and $810,000, respectively) and in other long-term liabilities ($120,000 and $438,000, respectively):
41

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts )

	Balance at December 31, 2003	2004			Balance at December 31, 2004

		Charges	Adjustments	Payments

Severance and other employee costs	$172	$—	$(101)	$(44)	$27
Facility closing costs	1,076	—	101	(696)	481

Total restructuring	$1,248	$—	$—	$(740)	$508

All actions related to the Company’s restructuring are complete. The Company does not expect to incur additional restructuring charges in 2005 except for adjustments, if necessary, to existing accruals. The projected payments of the remaining balances of restructuring charges incurred in 2003 and 2002 are as follows:

	2005	2006	2007	Total

Severance and other employee costs	$16	$9	$2	$27
Facility closing costs	372	109	—	481

	$388	$118	$2	$508

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

16.	INCOME TAXES:

The components of income tax expense (benefit) are as follows:

	2004	2003	2002

Current taxes
Federal	$—	$—	$(3,214)
State	25	24	(1)

Total current taxes	25	24	(3,215)
Deferred tax benefit	(1,155)	(6,278)	(662)

Income tax benefit	(1,130)	(6,254)	(3,877)
Deferred tax expense on discontinued operations	—	618	217
Deferred tax benefit on cumulative effect of accounting change	—	—	(1,404)

Total income tax benefit	$(1,130)	$(5,636)	$(5,064)

Significant components of the Company’s deferred tax assets/(liabilities) as of December 31, 2004 and 2003 are as follows:

	2004	2003

Current Deferred Tax Assets (Liabilities):
Allowance for doubtful accounts	$3,418	$3,506
Accruals not currently deductible	4,429	3,286
Other	(206)	226

Net current deferred tax asset	7,641	7,018

Non-Current Deferred Tax Assets (Liabilities):
Accruals not currently deductible	41	171
Depreciation, amortization and goodwill impairment	2,557	3,328
Other	126	170
Tax loss carryforwards	3,423	5,426
Tax credit carryforwards	617	624
Valuation allowance	(1,475)	(1,315)

Net non-current deferred tax asset	5,289	8,404

Net deferred tax assets	$12,930	$15,422

42

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts )

The reconciliation between the income tax expense (benefit) computed by applying the federal statutory rate to income from continuing operations before income taxes to the actual expense (benefit) is as follows:

	2004	2003	2002

Income tax expense (benefit) at statutory rate	$1,560	$(7,732)	$(5,195)
Goodwill impairment	—	337	—
Disallowed portion of business meals and entertainment	74	151	235
Excess compensation under Sec 162(m)	288	330	—
State income tax	37	(608)	(276)
Expiration of credit carryforwards	—	—	385
Changes in valuation allowance	201	—	—
Increase (reversal) of tax accruals (no longer) required	(3,278)	1,317	1,005
Other including federal graduated and foreign tax rate differentials	(12)	(49)	(31)

Income tax expense (benefit)	$(1,130)	$(6,254)	$(3,877)

In 2004 the Company reversed a significant portion of their tax contingencies for prior year tax uncertainties totaling $3.3 million that related to the 1998-2002 tax years. The Company determined that the estimated tax contingencies were no longer necessary after receiving a second and final notice in 2004 from the Congressional Joint Committee on Taxation that it had agreed with the IRS’s acceptance of our 1998-2002 tax returns as filed.

The valuation allowance for deferred tax assets as of December 31, 2004 was $1,475,000. The net change in the total valuation allowance for the year ended December 31, 2004 was a net increase of $160,000.

As of December 31, 2004, the Company has utilized/received all of its refundable federal taxes arising from the carryback of net operating losses. The Company has approximately $7.7 million of federal loss carryforwards arising from 2003 and 2002 net losses ($4.7 million expires in 2008 and $3.0 million expires in 2022 and 2023). The Company also has approximately $31.0 million of state loss carryforwards arising from 2003, 2002 and 2001 operating losses, which expire in various years from 2011 to 2023. In addition to those loss carryovers, the Company has approximately $0.6 million in federal tax credits available to offset future years’ federal taxes. These credits have an unlimited carryover life. The Company believes that it is more likely than not that these federal and most of the state loss and credit carryovers will be realized and, therefore, the income tax benefit has been recognized. The 2002 refundable income taxes of $3.2 million were received in 2003.

At the end of 2002, the Company had approximately $2.7 million of U.K. net operating loss carryforwards available to reduce future U.K. taxable income. Because of the Company’s sale of its U.K. business in 2003, the deferred tax assets associated with these future benefits were written off. This sale created a capital loss carryforward for U.S. tax purposes but as it is more likely than not that the Company will not be able to realize much, if any, benefit from this carryover, a valuation allowance was established against this deferred tax asset.

17.	DISCONTINUED OPERATIONS:

On May 30, 2003, the Company sold its UK Operations. The total gross proceeds of the sale were $2.3 million (excluding any contingent payments based on the sold business’ earnings). The Company transferred approximately $1.1 million of cash as part of the UK Operations, resulting in a net cash inflow in 2003 related to the UK Operations divestiture of $1.2 million. The loss on disposal recorded in 2003 was approximately $1.4 million, net of tax, and was recorded in (loss)/income from discontinued operations. The sale agreement includes a provision that entitles the Company to an additional cash payment of $125,000 per year for the two-year period ending December 31, 2004 if the sold business achieves certain minimum performance targets. These contingent payments will be recognized as income from discontinued operations upon receipt and separately disclosed. In 2004, the Company received $125,000 additional proceeds from its sale of the UK Operations. Summarized selected financial information for the discontinued operations is as follows:
43

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts )

	2004	2003	2002

Revenue	$—	$10,234	$16,950
Income from operations, net of tax	$125	$621	$326
Loss on disposal, net of tax	—	(1,407)	—

Income/(loss) from discontinued operations	$125	$(786)	$326

18.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

The following table sets forth non-cash investing and financing activities and other cash flow information:

	2004	2003	2002

Cash received during the period for:
Income tax refunds	$175	$3,284	$4,926

Cash paid during the period for:
Federal, state and foreign income taxes	$63	$32	$52
Interest	3,424	4,106	4,503

Non-cash investing and financing activities:

Notes from directors and a stockholder to exercise options and warrants	$—	$—	$916
Note from former officer forgiven in exchange for shares held as collateral	37	—	—
Warrants and stock issued to lender as part of debt refinancing and waiver fees	60	20	420
ESP Plan loan forgiven	37	—	31
Stock grants to directors and employees	72	1,138	548

19.	RELATED PARTY TRANSACTIONS:

Since 1994, the Company has provided payroll and administrative services to Chief Executive Magazine, Inc. (“Chief Executive”). During 2001, E. Kopko, the Company’s Chief Executive Officer, became the managing general partner of Chief Executive Group, L.P. (“CE Group”), the limited partnership that owns the magazine. Also in 2001, the Company converted approximately $2.0 million of accounts receivable from Chief Executive into a note receivable. The note bears interest at three hundred basis points above the prime rate (8.0% at December 31, 2004). In 2004, 2003 and 2002, due to the deterioration of the financial condition of Chief Executive, the Company increased its allowance for doubtful accounts and notes by $0.2 million, $1.8 million and $3.7 million, respectively, to cover its estimated losses resulting from Chief Executive’s inability to make required payments. In March 2004, the Company’s Board of Directors approved taking action to assume full ownership of Chief Executive’s assets. Consequently a decision regarding disposition of the asset will be made at a later date. In 2004, as a result of the pending foreclosure, the Company has included all of the receivables from Chief Executive and related allowances in other assets. (See Note 21.) At December 31, 2004, trade receivables and the note receivable from Chief Executive totaled approximately $8.6 million and $1.3 million, respectively, and are included in other assets net of allowance for doubtful accounts and notes of $5.9 million. At December 31, 2003, trade receivables from Chief Executive of approximately $7.5 million are included in accounts receivable net of allowance for doubtful accounts of $5.3 million and the note receivable from Chief Executive of approximately $1.2 million is included in other current assets net of allowance for doubtful notes of $0.3 million. The following table presents the billings, payments, interest charges and related charges to provision for doubtful accounts and notes for Chief Executive in 2004, 2003 and 2002:
44

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts )

Due from Chief Executive	2004	2003	2002

Accounts receivable at January 1,	$7,550	$5,841	$4,001
Billings for services provided	3,583	3,751	5,060
Payments received	(2,484)	(2,042)	(3,220)

Accounts receivable at December 31,	$8,649	$7,550	$5,841

Allowance for doubtful accounts at January 1,	$(5,313)	$(3,556)	$—
Additions	(124)	(1,757)	(3,556)

Allowance for doubtful accounts at December 31,	$(5,437)	$(5,313)	$(3,556)

Note receivable at January 1,	$1,178	$1,261	$1,805
Interest income	91	84	122
Payments received	—	(167)	(666)

Note receivable at December 31,	$1,269	$1,178	$1,261

Allowance for doubtful notes at January 1,	$(345)	$(261)	$(139)
Additions	(91)	(84)	(122)

Allowance for doubtful notes at December 31,	$(436)	$(345)	$(261)

Two members of the Company’s Board of Directors, Frederick H. Kopko, Jr. and Hugh G. McBreen, are partners in the Company’s outside legal counsel, McBreen & Kopko. Additionally, Frederick H. Kopko is the brother of Edward M. Kopko, the Company’s chief executive officer. During 2004, 2003, and 2002, the Company incurred approximately $673,000, $1,008,000, and $585,000, respectively, in fees and expenses to McBreen & Kopko.

Under various approved stockholder option plans and stock purchase agreements, certain directors, former directors and officers have executed non-recourse, non-interest bearing notes to the Company to purchase common stock. The shares of the stock purchased by such individuals in connection with the loans collateralize the loans and each individual has entered into a pledge agreement and has executed a secured non-recourse promissory note. The loans are payable on the later of the specific date set forth in such promissory notes or the date when the officer fails to remain continuously employed by the Company. Directors and former directors with outstanding loans to the Company shall, subject to certain limitations, repay certain outstanding loans through cash payment or tender to the Company of shares of stock of the Company, provided that the closing price of the Company’s common stock reaches or exceeds $10.00 per share, averages $10.00 per share over a period of thirty consecutive days, and does not fall below such $10.00 per share purchase price prior to repayment.

In 2004, one loan to a former officer for approximately $37,000 was forgiven in exchange for the shares held as collateral. These shares were subsequently retired. One former director loan totaling $54,000 was repaid during 2004. The outstanding balance of these loans to the Company’s CEO at December 31, 2004 and 2003 was $1,617,000. The outstanding balance of these loans to the Company’s directors, former directors and other stockholders at December 31, 2004 and 2003 was $4,121,000 and $4,212,000, respectively. These stockholder loans are classified as a reduction in stockholders’ equity on the consolidated balance sheet. Additionally, in 1999, the Company provided its CEO with a non-interest bearing loan in the amount of $822,000 to enable him to meet his tax obligation on options exercised in that year. The full principal amount of this loan is currently outstanding and is classified as a reduction in stockholders’ equity on the consolidated balance sheet.

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
45

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts )

20.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The previously reported unaudited quarterly information has been restated to reflect the correction of the accounting errors discussed in Note 3.

2004 QUARTERS	First			Second

	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated

Net sales	$57,912	—	$57,912	$63,055	—	$63,055
Gross margin	9,711	(39)	9,672	10,978	(40)	10,938

Income - continuing operations	$152	987	$1,139	$935	5	$940
Income - discontinued operations (2)	—		—	125	—	125

Net income	$152	987	$1,139	$1,060	5	$1,065

Earnings per share of common stock:
Basic:
Continuing operations	$0.01	0.09	$0.10	$0.08	—	$0.08
Discontinued operations	—		—	0.01	—	0.01

	$0.01	0.09	$0.10	$0.09	—	$0.09

Assuming dilution:
Continuing operations	$0.01	0.08	$0.09	$0.07	—	$0.07
Discontinued operations	—		—	0.01	—	0.01

	$0.01	0.08	$0.09	$0.08	—	$0.08

	Third			Fourth

	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated

Net sales	$65,106	—	$65,106	$65,252	—	$65,252
Gross margin	11,212	(39)	11,173	11,610	(39)	11,571

Income - continuing operations	$1,299	1,040	$2,339	$1,284	15	$1,299
Income - discontinued operations (2)	—		—	—		—

Net income	$1,299	1,040	$2,339	$1,284	15	$1,299

Earnings per share of common stock:
Basic:
Continuing operations	$0.12	0.10	$0.22	$0.12	—	$0.12
Discontinued operations	—		—	—		—

	$0.12	0.10	$0.22	$0.12	—	$0.12

Assuming dilution:
Continuing operations	$0.10	0.07	$0.17	$0.09	0.01	$0.10
Discontinued operations	—		—	—		—
	$0.10	0.07	$0.17	$0.09	0.01	$0.10
46

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts )

2003 QUARTERS		First			Second

	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated

Net sales	$49,499	—	$49,499	$51,698	—	$51,698
Gross margin	8,799	—	8,799	9,261	46	9,307

Income - continuing operations (1)	$(1,826)	(356)	$(2,182)	$(11,917)	(373)	$(12,290)
Income - discontinued operations (2)	175	—	175	(1,125)	—	(1,125)

Net income (loss)	$(1,651)	(356)	$(2,007)	$(13,042)	(373)	$(13,415)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(0.19)	(0.03)	$(0.22)	$(1.18)	(0.05)	$(1.23)
Discontinued operations	0.02	—	0.02	(0.11)	—	(0.11)

	$(0.17)	(0.03)	$(0.20)	$(1.29)	(0.05)	$(1.34)

Assuming dilution:
Continuing operations	$(0.19)	(0.03)	$(0.22)	$(1.18)	(0.05)	$(1.23)
Discontinued operations	0.02	—	0.02	(0.11)	—	(0.11)
	$(0.17)	(0.03)	$(0.20)	$(1.29)	(0.05)	$(1.34)

		Third			Fourth

	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated

Net sales	$53,695	—	$53,695	$54,091	—	$54,091
Gross margin	9,326	46	9,372	9,146	47	9,193

Income (loss) - continuing operations (1)	$430	(45)	$(385)	$(1,259)	(372)	$(1,631)
Income (loss) - discontinued operations (2)	189	—	189	(25)	—	(25)

Net income	$619	(815)	$(196)	$(1,284)	(372)	$(1,656)

Earnings per share of common stock:
Basic:

Continuing operations	$0.03	(0.08)	$(0.05)	$(0.13)	(0.03)	$(0.16)

Discontinued operations	0.02	—	0.02	—	(0.01)	(0.01)

	$0.05	(0.08)	$(0.03)	$(0.13)	(0.04)	$(0.17)

Assuming dilution:
Continuing operations	$0.03	(0.08)	$(0.05)	$(0.13)	(0.03)	$(0.16)
Discontinued operations	0.02	—	0.02	—	(0.01)	(0.01)
	$0.05	(0.08)	$(0.03)	$(0.13)	(0.04)	$(0.17)

(1)	The Company incurred restructuring and other charges resulting in a total charge to operations in 2003 of $2,442,000. This total charge/(credit) was incurred by quarter as follows: $222,000 in the first quarter, $2,178,000 in the second quarter, $8,000 in the third quarter and $34,000 in the fourth quarter. Additionally, the Company increased its provision for doubtful accounts and notes by $1,757,000 for its receivable from Chief Executive in the fourth quarter (see Note 19). Also, the Company recognized a non-cash impairment charge of approximately $12.3 million in the second quarter.

(2)	On May 30, 2003, the Company sold its UK Operations (see Note 17).
47

BUTLER INTERNATIONAL, INC .
Notes to Consolidated Financial Statements
(tabular amounts in thousands, except per share amounts )

21.	SUBSEQUENT EVENTS:

Chief Executive

In 2004, the Company notified CE Group of its intent to initiate legal proceedings to foreclose on all of Chief Executive’s property and assets due to Chief Executive’s inability to repay its obligations to the Company(See Note 19.) Negotiations for the judicial transfer to the Company of all the assets and certain liabilities of Chief Executive are substantially completed. The partners of CE Group have been granted a brief period of time to indicate if they are willing to provide significant additional capital contributions to Chief Executive sufficient to, among other things, repay Chief Executive’s indebtedness to the Company. If the partners of CE Group do not submit a proposal for additional capital contributions, the Company expects the transfer of Chief Executive’s assets to occur in the second or third quarter of 2005.

Delinquent Filing of Form 10-K and Form 10-Q

The Company did not file its Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”) timely with the SEC. Additional time was required to review the Company’s accounting treatment of Chief Executive and related receivables for the years ended December 31, 2004 and 2003.

On April 19, 2005, the Company received a NASDAQ Staff Determination Letter indicating the Company’s securities are subject to delisting from NASDAQ at the opening of business on April 28, 2005, because the Company’s 2004 Form 10-K was not filed and as a result the Company failed to comply with the requirements for continued listing set forth in NASDAQ’s Marketplace Rule 4310(c)(14). Effective at the opening of business on April 21, 2005, the fifth character “E” was appended to the Company’s trading symbol and it was changed from BUTL to BUTLE.

The Company appeared before the NASDAQ Listing Qualifications Panel on May 26, 2005 to request a further extension of the deadline to file its 2004 Form 10-K.

On May 25, 2005, the Company received a notice from NASDAQ that as a result of not timely filing its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, it is not in compliance with NASDAQ’s listing requirements. During the May 26th hearing, the Company also requested from NASDAQ a further extension for compliance under Rule 4310(c)(14) for filing its Form 10-Q for the quarterly period ended March 31, 2005.

On July 12, 2005, the Company received a notice from NASDAQ permitting its stock to continue to trade for the quarterly period ended March 31, 2005 under the BUTLE symbol until July 29, 2005 so long as the 2004 Form 10-K and Form 10-Q are filed on or before that date and other listing requirements are met. Butler filed its 2004 Form 10-K on July 26, 2005 and its Form 10-Q for the quarterly period ended March 31, 2005 on August 12, 2005, and therefore did not meet the listing requirements.

Butler’s Common Stock is now quoted under the symbol “BUTL.PK” and is currently trading on the Pink Sheets. Butler may apply for re-listing on NASDAQ, although Butler may not be successful in its efforts to obtain re-listing.

Credit Facility

Additionally, as a result of not timely filing its 2004 Form 10-K and Form 10-Q for the quarterly period ended March 31, 2005, the Company is in default under its credit facility with GECC. GECC has granted the Company a waiver dated July 19, 2005 for not delivering the 2004 Form 10-K and Form 10-Q for the quarterly period ended March 31, 2005 on a timely basis. GECC has required that the Company file its 2004 Form 10-K within one week of the date of the waiver and file its Form 10-Q for the quarterly period ended March 31, 2005 within four weeks of the date of the waiver. The Company met the filing requirements for the waiver. Additionally, GECC imposed a cap on the maximum amount of accounts payable and/or debt CE Group can have payable to the Company. The cap is $10.6 million through December 25, 2005 and $10.4 million thereafter.
48

ITEM 9A. CONTROLS AND PROCEDURES

Background of Restatement

Subsequent to the issuance of our Form 10-K for the year ended December 31, 2004, the Company, in consultation with its Audit Committee, determined that the previously issued financial statements should be restated to correct certain errors related to (i) income tax expense, related tax assets and liabilities, (ii) employee compensated absences, and (iii) the omission of separately identified cash flows from discontinued operations in the consolidated statement of cash flows. Accordingly, we restated our consolidated financial statements as of December 31, 2004 and 2003 and for each of the years ended December 31, 2004, 2003 and 2002, included in this Annual Report on Form 10-K/A. The restatement is further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and in Note 3 to our consolidated financial statements included in Item 8.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004 in connection with the filing of the original Form 10-K on July 26, 2005. Based on that evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of our original Form 10-K for the year ended December 31, 2004 and in connection with the restatement and the filing of this Form 10-K/A, our management, with the participation of our principal executive officer and principal accounting officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weaknesses identified in our internal control over financial reporting as discussed below, our disclosure controls and procedures were not effective as of December 31, 2004.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon this definition, our management has now concluded that, as of December 31, 2004, material weaknesses existed in our internal control over financial reporting in the following areas:

•	We had not designed and implemented appropriate controls relating to the calculation of income tax expense and related tax assets and liabilities as of December 31, 2004, which resulted in the use of incorrect accounting estimates for income tax expense and related tax assets and liabilities and contributed to the restatement reflected in this Form 10-K/A.

•	We had not designed and implemented appropriate controls relating to the calculation of certain employee compensated absences as of December 31, 2004, which resulted in the use of incorrect accounting estimates for employee compensated absences and contributed to the restatement reflected in this Form 10-K/A.

•	We had not designed and implemented appropriate controls relating to financial reporting. Specifically, our financial reporting controls did not identify the presentation error in our consolidated statement of cash flows related to separately identifying cash flows from discontinued operations.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2004, there were no significant changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

Subsequent to the fourth quarter of fiscal 2004, we have taken steps to remedy the material weaknesses in internal control over financial reporting identified above. The material weakness in our internal control over financial reporting indicates a need for more detailed analysis and documentation of certain of our balance sheet accounts. Management has added certain additional reconciliations, analysis and documentation of balance sheet accounts created in fiscal year 2004 and prior years as the initial steps in our plan to remediate the aggregate internal control deficiencies identified above. These actions have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We expect to take additional remedial measures to address the material weakness, as determined appropriate by our Audit Committee with the advice of our management. We have not yet tested such controls to ensure their effectiveness. Any of these additional measures may materially affect our internal control over financial reporting.

49

PART IV Item 15. Exhibits and Financial Statement Schedules (a) The following documents are filed as part of this report:

(1)	Financial Statements:

Report of Independently Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004

Consolidated Statements of Comprehensive Income/(Loss) for each of the three years in the period ended December 31, 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2004

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

The Registrant has filed, as financial statement schedules to this annual report on Form 10-K/A, the financial statements required by Regulation S-X, which are excluded from the annual report to shareholders by Rule 14a-3(b).
50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 5, 2007	BUTLER INTERNATIONAL, INC.

(Registrant)

By: /s/ Edward M. Kopko

Edward M. Kopko, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edward M. Kopko	Chairman of the Board of Directors	October 5, 2007
and Chief Executive Officer
Edward M. Kopko	(Principal Executive Officer)

/s/ Mark Koscinski	Vice President	October 5, 2007
and Controller
Mark Koscinski	(Principal Accounting Officer)
(Acting Principal Financial Officer)

/s/ Thomas F. Comeau	Director	October 5, 2007

Thomas F. Comeau

/s/ Walter O. LeCroy	Director	October 5, 2007

Walter O. LeCroy

/s/ Hugh G. McBreen	Director	October 5, 2007

Hugh G. McBreen

/s/ Frank H. Murray	Director	October 5, 2007

Frank H. Murray

/s/ Louis F. Petrossi	Director	October 5, 2007

Louis F. Petrossi

/s/ Wesley B. Tyler	Director	October 5, 2007

Wesley B. Tyler

/s/ Ronald Uyematsu	Director	October 5, 2007

Ronald Uyematsu
51

Item 15.   Exhibits and Financial Statement Schedules

Schedule I

Butler International, Inc. - Parent Only condensed financial statements are presented in Schedule I as Butler International, Inc. (the “Company”) guarantees the debt of its subsidiaries, Butler Service Group, Inc. and Butler New Jersey Realty Corporation. These condensed financial statements should be read in conjunction with the consolidated financial statements of the Company in its 2004 Annual Report on Form 10-K/A.

BUTLER INTERNATIONAL, INC. - PARENT ONLY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(in thousands)

	December 31,

	2004 (Restated)	2003 (Restated)

ASSETS
Current assets	$76	$73
Income tax receivable	—	—
Deferred income taxes	11,830	14,281
Investment in subsidiaries	16,162	10,986
Other assets	—	(3)

Total assets	$28,068	$25,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$8,486	$8,868
Long-term liabilities	3,585	6,793

Stockholders equity:
Preferred stock	6	6
Common stock	11	11
Additional paid-in capital	98,607	98,423
Receivables from stockholders	(5,735)	(5,906)
Accumulated deficit	(76,732)	(82,171)
Accumulated other comprehensive loss	(10)	(598)

Sub-total	16,147	9,765
Less treasury stock	(150)	(89)

Total stockholders’ equity	15,997	9,676

Total liabilities and stockholders’ equity	$28,068	$25,337

The accompanying notes are an integral part of these financial statements.

Schedule I (continued)

BUTLER INTERNATIONAL, INC. - PARENT ONLY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year ended December 31,

	2004 (Restated)	2003 (Restated)	2002 (Restated)

INCOME
Interest income	$3	$3	$—
Intercompany income	—	50	79

Total income	3	53	79

EXPENSES
Administrative and operating expenses	534	834	826
Interest expense	—	—	8

Total expenses	534	834	834

Equity in losses of subsidiaries	6,406	(22,794)	(26,496)

Income/(loss) from operations before income taxes	6,937	(23,575)	(27,251)

Income tax expense/(benefit)	1,095	(6,301)	(3,838)

Net income (loss)	$5,842	$(17,274)	$(23,413)

The accompanying notes are an integral part of these financial statements.

Schedule I (continued)

BUTLER INTERNATIONAL, INC. - PARENT ONLY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,

	2004 (Restated)	2003 (Restated)	2002 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$5,842	$(17,274)	$(23,413)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for deferred taxes	(1,099)	(6,371)	(837)
Stock awards and grants	132	1,158	—
Noncash change in investment in subsidiaries	(5,280)	22,806	27,751
Other changes that (used) provided cash:
Other current assets	(2)	(2)	14
Income tax receivable	—	3,185	1,607
Other assets	(3)	40	16
Accounts payable and accrued liabilities	618	(3,252)	(5,179)
Long-term liabilities	70	(4)	—

Net cash provided by (used in) operating activities	278	286	(41)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options	—	—	5
Cash dividends	(314)	(314)	(290)
Repayment of director loans	96
Issuance of treasury stock	—	—	184
Repurchase of treasury shares	(61)	—	(6)

Net cash (used in) provided by financing activities	(279)	(314)	(107)

Effect of exchange changes on cash	1	28	148

Net increase (decrease) in cash	—	—	—

Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

BUTLER INTERNATIONAL, INC. - PARENT ONLY NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT 1. ACCOUNTING POLICIES:

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements of Butler International, Inc (the “Company”) in its 2004 Annual Report on Form 10-K/A.

The investments in the Company’s subsidiaries are carried at the Company’s equity of the subsidiary, which represents amounts invested less the Company’s equity in the income/loss to date. Significant intercompany balances and activities have not been eliminated in this unconsolidated financial information.

No cash dividends were received from subsidiaries during the past three years.

2. CONTINGENT LIABILITIES:

The Company guarantees the debt of its subsidiary, Butler Service Group, Inc. (“BSG”) and Butler New Jersey Realty Corporation (“BNJRC”). At December 25, 2004, this guarantee totaled approximately $61.9 million. Under the terms of the debt agreement, transfer of funds to the Company by BSG is restricted (see Note 7 of the Company’s consolidated financial statements in its 2004 Annual Report on Form 10-K/A). This guarantee would require payment by the Company only in the event of default on payment by BSG or BNJRC.

3.    RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS:

Subsequent to the issuance of the Company’s consolidated 2004 financial statements for the year ended December 31, 2004, on April 13, 2006 the Audit Committee of the Board of Directors, after consulting with management, determined to restate the Company’s consolidated financial statements as of December 31,2004 and 2003 and for each of the three years in the period ended December 31, 2004 for the effects of errors, relating to (i) income tax expense and related tax assets and liabilities, (ii) liabilities for employee compensated absences, and (iii) the presentation of cash flows from discontinued operations in the consolidated statement of cash flows.

Income Taxes

The Company determined that its methodology for calculating income taxes provision, income tax liabilities, deferred tax assets and liabilities included inaccurate and incomplete information and calculation errors resulting in the inaccurate financial reporting of the Company’s income tax balances. The income tax adjustment primarily related to the following items:

(i)	Correction of inconsistent methodologies used to determine the reserve contingency related to the deductibility of employee related expenses;

(ii)	Correction for deductions erroneously taken in the Company’s tax provision for compensation expense relating to Restricted Stock awarded to the Company’s CEO;

(iii)	Correction for deductions erroneously taken in the Company’s tax provision for the Company’s CEO’s compensation in excess of IRS compensation deduction limitations for executives of public companies (Internal Revenue Code Section 162 (m);

(iv)	Correction for improperly netting net operating losses against tax contingencies;

(v)	Correction to tax contingencies for errors made in the determination of expiration of federal statue of limitations;

(vi)	Correction for federal effect on the state net operating losses carryforwards in the deferred tax asset.

Employee Compensated Absences

The Company had not accrued for employee compensated absences for billable employees whom generally provide services at client facilities. As a result, the Company has recorded an adjustment to correct for the unrecorded liability for employee compensated absences.

Cash Flows from Discontinued Operations

The Company did not properly identify and report cash flows from discontinued operations separately, as Operating, Investing or Financing in its Consolidated Statements of Cash Flows.

As a result, the accompanying consolidated financial statements as of December 31, 2004 and 2003 and each of the three years in the period ended December 31, 2004 have been restated from the amounts previously reported.

The following tables set forth the effects on the Company’s parent only condensed balance sheets as of December 31, 2004 and 2003 and the consolidated statements of operations and cash flows for the years ended December 31, 2004, 2003 and 2002:

	2004		2003

	As Previously Reported	As Restated	As Previously Reported	As Restated

	(in thousands)		(in thousands)
Consolidated Balance Sheets at December 31,
Total current assets	$75	$76	$73	$73
Deferred income taxes	13,422	12,422	15,780	14,977
Total assets	29,859	28,860	26,836	26,033
Long-term liabilities	22	3,585	891	6,793
Accumulated deficit	(71,378)	(75,940)	(74,770)	(81,475)
Total liabilities and stockholders’ equity	$29,859	$28,860	$26,836	$26,033

	2004		2003		2002

	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

	(in thousands)		(in thousands)		(in thousands)
Consolidated Statements of Operations for the years ended December 31,
Equity in losses of subsidiaries	$5,374	$6,406	$(22,907)	$(22,794)	$(28,176)	$(26,496)

Income/(loss) from operations before income taxes	4,843	6,937	(23,688)	(23,575)	(28,931)	(27,251)
Income tax expense (benefit)	1,048	1,095	(8,330)	(6,301)	(6,505)	(3,838)

Net income (loss)	$3,795	$5,842	$(15,358)	$(17,274)	$(22,426)	$(23,413)

	2004		2003		2002

	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

	(in thousands)		(in thousands)		(in thousands)
Consolidated Statements of Cash Flows for the years ended December 31,
Cash flows from operating activities:
Net income/(loss)	$3,795	$5,842	$(15,358)	$(17,274)	$(22,426)	$(23,413)

Provision for deferred taxes	1,044	(1,099)	(8,400)	(6,371)	(2,097)	(837)

Noncash change in investment in subsidiaries	(5,376)	(5,280)	22,919	22,806	28,025	27,751

Net cash provided by (used in) operating activities	278	278	286	286	(41)	(41)

Schedule II

BUTLER INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

			Additions

Description	Balance at beginning of period		Charged to costs and expenses		Charged to other accounts	Deductions		Balance at end of period

2002
Allowance for doubtful accounts receivable	$		$		$—	$		$6,424
Allowance for doubtful notes receivable					—		—	912
Allowance for deferred taxes		—			—		—	—

2003
Allowance for doubtful accounts receivable		$6,424		$2,356	$—		$280	$8,500
Allowance for doubtful notes receivable		912		84	—		—	996
Allowance for deferred taxes		—		1,274	—		—	1,274

2004
Allowance for doubtful accounts receivable		$8,500		$243	$—		$169	$8,574	(a	)
Allowance for doubtful notes receivable		996		91	—		—	1,087
Allowance for deferred taxes		1,274		201	—		—	1,475

(a) Balance is comprised of the allowance for doubtful accounts – Accounts Receivable (See Note 4) totaling $3.1million and allowance for doubtful accounts – Chief Executive (See Note 19) totaling $5.4 million.

BUTLER INTERNATIONAL, INC. EXHIBIT INDEX

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
58