Form 10-K
period 2005-12-25
BUTLER INTERNATIONAL INC /MD/
filed 2007-10-11
CIK 786765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________ Commission file Number: 0-14951

BUTLER INTERNATIONAL, INC. (Exact name of registrant as specified in its charter)

Maryland	06-1154321

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

New River Center, 200 East Las Olas Boulevard, Suite 1730 Ft. Lauderdale, Florida 33301

(Address of principal executive offices and zip code)

(954) 761-2200

(Registrant’s telephone number, including area code)

  Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $35,000,000. Such aggregate market value has been computed by reference to the $3.85 per share closing sale price of such stock as of June 30, 2005. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission. As of September 30, 2007, 12,839,392 shares of the registrant’s single class of common stock, par value $0.001 per share, were outstanding.

2

BUTLER INTERNATIONAL, INC.
Form 10-K for Year Ended December 25, 2005

TABLE OF CONTENTS

PART I

Forward-Looking Statements

         This Annual Report on Form 10-K includes forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, reflecting management’s current analysis and expectations, based on what management believes to be reasonable assumptions. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from those projected, stated or implied, depending on such factors as: ability to generate cash, changes in tax rates or changes resulting from ongoing reviews of tax liabilities, ability to raise capital, ability to refinance, ability to execute productivity improvements and reduce costs, ability to execute and integrate acquisitions, ability to raise product prices, ability to execute divestitures, ability to realign business portfolio and segments, ability to achieve growth in earnings and cash flows, business climate, business performance, changes in tax laws or regulations, economic and competitive uncertainties, reduced level of customer orders, changes in strategies, risks in developing new products and technologies, risks in developing new market opportunities, environmental and safety regulations and clean-up costs, foreign exchange rates and exchange control regulations, foreign investment laws, the impact of changes in the value of pension fund assets and liabilities, changes in generally accepted accounting principles, legislative changes, adverse legal and regulatory developments, including increases in the number or financial exposures of claims, lawsuits, settlements or judgments, the financial capacity of settling insurers, the impact of increased accruals and reserves for such exposures, the outcome of litigation and appeals, and adverse changes in economic and political climates around the world, including terrorist activities, international hostilities, governmental instabilities and potential natural disasters. Accordingly, there can be no assurance that Butler will meet future results, performance or achievements expressed or implied by such forward-looking statements. As appropriate, additional factors are contained in other reports filed by Butler with the Securities and Exchange Commission. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions identify forward-looking statements. This paragraph is included to provide safe harbor for forward-looking statements, which are not generally required to be publicly revised as circumstances change, and which Butler does not intend to update except as may be required by law.

For purposes of this report, “Butler”, the “Company”, “we”, “our”, “us” or similar references mean Butler International, Inc. and our consolidated subsidiaries, unless the context requires otherwise.

Item 1.   Business

Overview

         During its 59-year history of providing services, Butler has served many prestigious companies in industries including aircraft, aerospace, defense, telecommunications, financial services, heavy equipment, manufacturing and more.

         Butler International, Inc. provides outsourcing, project management and technical staff augmentation services that are performed onsite at the client’s facility, offsite at a Company-owned facility, or offshore at one of our facilities in Hyderabad, India. We offer expertise in technical, information technology, and telecommunications disciplines including: engineering design support primarily used for aerospace, defense and heavy equipment manufacturing; software applications development and implementation; enterprise network design and implementation, and telecommunications network systems implementation. Combined, aerospace/aircraft and defense are our largest and fastest growing vertical industry segments.

         Our model for building client loyalty uniquely differentiates us from the competition. Our goal to get closer to our customers by tailoring our services to meet each customer’s special needs has allowed us to develop customized relationships with our clients. These customized relationships make us intrinsically valuable to our customers. By developing these relationships, we provide our customers the flexibility of a business partner who understands their business and can quickly step in and improve their processes and bottom-line. The average length tenure of our top ten client relationships is 23 years.

         Companies primarily utilize our services to help them execute projects quickly, more affordably and with high quality. Many of our major clients are blue chip companies, or their various divisions and subsidiaries.

         As of September 30, 2007, we had approximately 3,800 employees, of which approximately 3,400 billable employees provide services generally at client facilities both domestically and abroad, from a network of Butler offices.

         We were incorporated in 1985 in Maryland. Our executive offices are located at New River Center, 200 East Las Olas Boulevard, Suite 1730, Ft. Lauderdale, Florida 33301 and our telephone number is (954) 761-2200. We maintain a website at www.butler.com. Butler’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website or www.sec.gov as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Description of Services

Butler offers (i) outsourcing, (ii) project management or (iii) technical staff augmentation services as follows:

           Outsourcing services involve instances where we manage an entire on-going operation on behalf of a client, thereby reducing the client’s cost and the burden of maintaining that operation. Engineering design utilizing CAD software and fleet maintenance are examples of outsourcing services provided by Butler. Outsourcing provides clients with efficient access to needed expertise. We typically deliver outsourcing services at offsite facilities established by Butler for such purposes.

           Project management services involve projects wherein we assume responsibility for specifically defined projects, such as telecommunications network systems implementation, enterprise network design and implementation, or engineering design utilizing CAD software. Depending upon the nature of the assignment, the type of equipment required, and the particular needs of the client, project management services may be provided either onsite at the client’s facilities or offsite at a Butler-owned facility designed for the client’s specific purpose. We frequently obtain the necessary equipment for a project (if not available from the client) on a lease basis.

         Technical staff augmentation services are provided to supplement a client’s existing work force with technical professionals who possess engineering design, mechanical, telecommunications, or information technology skills tailored to the particular needs of the client’s business. Staff can be added or removed as needed, helping the client avoid extra costs associated with recruiting and hiring new employees with specialized skills.

         Charges for our services are billed to clients based either on (i) an hourly rate per contract employee, (ii) an hourly rate plus equipment charges (and overhead charges, if applicable), or (iii) a fixed price or a fixed unit price. Fixed price arrangements typically are subject to bid. Staff augmentation typically is billed on an hourly rate per contract employee supplied, and upon termination of the assignment there is no further cost to us or to the client for the services of the contract employee. Outsourcing and project management services may be billed on an hourly, per unit, or fixed price basis, or a combination of such billing arrangements.

Description of Technical, Information Technology and Telecommunications Disciplines

         Butler provides outsourcing, project management and staff augmentation services in disciplines in which it has developed expertise: (i) Technical Services (ii) Telecommunications Services and (iii) Information Technology Services. Additional segment information is included in Note 1 of our 2005 audited consolidated financial statements.

         Technical Services involve skilled technical and engineering personnel providing services to companies worldwide competing in a wide range of industries including aircraft/aerospace, defense, heavy equipment/machinery, research, energy, electronics, and pharmaceutical. As an example, our aerospace and defense clients utilize technical services to design and manufacture components for weapon systems and aircraft. Technical services also encompass engineering support services including; strategic consulting, project management, drafting and design, and total outsourcing, while specializing in establishing, managing, and staffing dedicated engineering support centers carrying out both long-term and short-term projects. Utilizing leading edge software design platforms such as Pro/ENGINEER, CATIAUnigraphics, and AutoCAD, our employees provide both staff augmentation and project engineering support in a number of different areas including design engineering, stress analysis/simulation, NC Programming, design, drafting, checking, and technical writing/illustration.

         Telecommunications Services help telecommunications equipment manufacturers and service providers upgrade wireless and wireline network infrastructure to support enhanced voice, high-speed data and video services. Services may be performed in the central office, which is the nerve center of the public network, or in the outside plant, and at cell site locations. Services include integration of wireless, optical, and broadband network systems, including engineering, installation and test (EF&I). Employees are skilled in working with a wide range of network equipment. Butler operates a technical training facility in its Irving, Texas location devoted to broadening employee technical competencies and verification of employee capabilities.

         Butler also provides fleet services, primarily to certain key clients, which involve customized fleet operations for major ground fleet-holders nationwide. The services we provide include vehicle maintenance and repair and total fleet management solutions. Most of these services are provided by A.S.E. (Automotive Service Excellence) certified technicians.

         Information Technology Services  help companies implement business solutions that harness the power of technology to optimize business performance. Butler delivers Quality Assurance services that help clients implement more effective software quality assurance testing processes, which help prevent software defects from causing costly business interruptions. We also provide clients with onsite, offsite and offshore application development and implementation services. Butler provides the expertise clients need in order to successfully launch new, or enhance existing software applications critical to internal and external business operations. Additionally, we provide enterprise network services, which help organizations design and implement internal networks capable of addressing the demands stemming from e-business activity and inherent security risks. Clients also utilize our information technology staffing services to augment their internal IT staff. Butler provides these services to a variety of industries including financial services, telecommunications, and consumer products. Our employees are specialists in a wide variety of applications, operating systems and platforms, offering a broad range of information technology expertise.

International Operations

         Butler developed formalized offshore service delivery models through its employees that work onsite at our Hyderabad, India office since 2000 to support client projects. Offshore delivery models help clients achieve greater cost efficiencies, meet timeline and quality objectives, and access skilled resources more readily. Engineering design services, software quality assurance services, and telecommunications services are among the technical services we provide through an offshore delivery model. Currently, approximately 3.0% of our direct personnel are employed in the India facility. Approximately 21% of our indirect headcount are currently employed in India. The direct employees provide service to our clients and the indirect employees provide general, administrative and support services for Butler. International operations accounted for less than 1% of our net sales in fiscal years 2005, 2004 and 2003.

Current Markets and Marketing Strategy

         Butler is focused on growing its business with its top customers, who are loyal Butler customers as well as industry leaders in aerospace, defense, heavy construction equipment, telecommunications and financial services. Our strategy for success combines three elements: leverage our position as a provider of quality services to more fully penetrate strategic growth accounts, increase emphasis on sales and marketing, and offer clients global services – a blend of onsite, offsite, and/or offshore services appropriate to the client’s unique preferences. Butler believes there is significant market potential for its services. The growing trend among companies to embrace offshore outsourcing, the nation’s continued emphasis on defense, and Verizon’s Fiber to the Premise (FTTP) initiative are some of its more significant potential market opportunities. Butler’s client-focused strategy is expected to continue to fuel our success. Butler’s client relationships evolve based on its ability to provide services that address the client’s specific business needs in a way that meets or exceeds their satisfaction. Based on Butler’s 2005 annual client satisfaction survey, 91.7 percent of Butler’s clients are satisfied with the services Butler provides, and 64.1 percent say Butler is their best-in-class provider. Additionally, Butler enjoys an average 23-year tenure with its top accounts. Leveraging its long-standing client relationships and reputation for quality, Butler believes it will be successful in increasing its share of business with its top strategic account base. Finally, Butler acquired through foreclosure the net assets of Chief Executive Magazine in December 2005 and has taken over its operation. Management believes that Chief Executive Magazine’s Roundtables and CEO Conferences, which currently draw over 250 CEO’s from leading companies per year, positions Butler as a thought leader and provides Butler with networking opportunities.

         We believe that investing in additional sales talent to increase Butler’s presence at key strategic accounts will contribute to Butler’s future growth. Butler’s major investment in sales positions was during 2005. As of July 31, 2006, analysis showed overall investment in the sales team has already yielded positive profit margins, without significantly increasing our cost structure as a percent of sales, including the continued shift of back-office support activity to our offices in Hyderabad, India. As new positions are created to support Butler’s business growth, or as existing positions are vacated due to attrition, we will evaluate the impact to the organization of shifting the position to its offshore facility.

         Butler believes that its experience in providing services internationally, its centers in India, and its long history of providing services onsite at the client’s facility or offsite at one of Butler’s domestic Engineering and Technology Development Centers, present the client with a unique value proposition: global services from a U.S. based provider they have known and trusted for years. Butler is in a position to offer any combination of onsite, offsite, or offshore service delivery that is appropriate to the client’s unique preferences. Additionally, our 59-year history of providing technical services and long-standing client relationships are evidence of Butler’s stability.

         Research suggests a growing trend among companies to move some operations offshore and we view this as a significant market opportunity. According to Forrester Marketing Research, as many as 60 percent of Fortune 1000 companies have not yet begun or are just starting to investigate offshore outsourcing. As a U.S. based company, Butler is uniquely positioned to capture business overseas and beat out its offshore competitors. Butler believes it will be successful in growing its business by assisting its existing clients, as well as new clients, with their migration to an offshore model.

         Aerospace and defense continues to be one of our largest and fastest growing industry segments. This trend has continued in 2006 as evidenced by the nation’s continued need for military aircraft and weapons. Butler has been serving the aerospace and defense industries for decades, including companies such as Northrop Grumman, United Technologies, Boeing, and BAE Systems, and programs such as the Joint Strike Fighter (JSF), the Global Hawk and other Unmanned Aerial Vehicles (UAV), the Black Hawk helicopter, and the Bradley Fighting Vehicle.

         Verizon, one of Butler’s top customers, will be spending a significant amount of money over the next 10 to 15 years to install fiber connections to every home and business in its 29-state territory. Verizon expects its Fiber to the Premise (FTTP) and FIOS initiatives will give it a competitive edge over cable companies by enabling it to offer high-speed transmission of everything from regular phone service to high-definition TV. Butler believes that these initiatives will result in increased demand for its telecommunications services.

Clients

         Butler provides its services directly to approximately 600 client companies. In fiscal years 2005 and 2004, Northrop Grumman accounted for approximately 12% and 11%, respectively, of net sales. In 2003, Los Alamos National Labs (University of California) and United Technologies Corp. each accounted for approximately 12% of net sales. No other client individually represented more than 10% of net sales in fiscal years 2005, 2004 and 2003. A substantial amount of our net sales were derived from large well-established U.S. companies. Butler derives almost 80% of its revenues from a combination of aerospace/defense contractors and telecommunication providers.

         Butler is committed to quality and believes that clients award a greater share of business to suppliers that consistently deliver high quality services. Butler’s award winning quality program includes an annual satisfaction survey to measure customers’ satisfaction level with Butler’s services, as well as competitors’ services. The results are analyzed and used company-wide to continuously improve Butler’s service offerings. In 2005, client satisfaction with Butler’s services was 91.7 percent, the tenth consecutive year that client satisfaction has exceeded 90 percent. As part of the survey, clients rate who is the best in class of service providers. In 2005, 64.1 percent of clients rated Butler their best-in-class provider. In seven years since its inception we have achieved a rating of 55 percent or better in best of class provider. Butler focuses on those services in which it tends to be the client-rated best-in-class provider. We believe its longevity with its top clients is attributed to its ability to consistently deliver quality services.

         Since providing services is Butler’s core business, we continuously streamline our processes and systems and as a result, are capable of managing resources, costs, productivity, and quality often with greater efficiency than clients are capable of achieving on their own. Rather than facing the challenges of ramping up or scaling back resources in line with fluctuations in market demand, clients choosing to utilize Butler avoid costs associated with maintaining a workforce of underutilized employees. Butler’s effective recruiting and resource management, training to build the technical competencies in greatest demand, and award-winning employee programs to attract and retain top talent help the client achieve greater cost efficiencies and improved business performance.

Employees

         As of September 30, 2007, Butler had approximately 3,800 employees in the United States and abroad, and believes that its relationship with its employees is positive, as evidenced by the annual employee satisfaction survey results. In 2005, more than 80% of our employees expressed overall satisfaction with Butler.

         Approximately 2% of Butler’s employees are covered by collective bargaining agreements. Butler’s services are provided by technical/professional employees who are hired by Butler and assigned to work on a full-time basis for a specific client project. The duration of the assignment depends on the client project or requirement, and averages approximately five to eight months. Technical/professional employees fall into one of two categories; (1) salaried employees, and (2) contracted employees. Salaried employees continue to work for Butler after an assignment ends, usually starting their next assignment immediately, but sometimes working on internal projects while “on the bench.”

Contracted employees are terminated if a new assignment is not identified. However, Butler has many initiatives and programs in place to secure reassignment of technical/professional employees.

         In order to deliver value to its customers, Butler invests in what it considers to be its greatest asset, its people. It is the policy of Butler to assure that employees are fully trained in the most current systems and technologies they support. We provide employees with training opportunities to increase their level of expertise, improve work processes, learn higher value skills, and use state-of-the-art-technology so that their value is recognizable within the client organization.

         Butler offers employees in-house training and also offers tuition reimbursement to employees for courses offered by accredited educational institutions that are relevant to their field and career path. We encourage and reimburse any expense incurred while attending user group meetings, seminars, or conferences. Lastly, we also provide for over-the-shoulder training or team based training by allowing for non-billable time on occasion while a new employee is trained into the group.

         Butler offers a high quality benefit package that is competitive within its industry. Butler found that the benefits offered is both an attraction to new employees joining our company as well as a magnet to those employees already on the payroll. Butler can also customize benefit plans to meet the needs of its customers and assigned contract employees. The standard benefits offered to recruited employees may include:

•	Paid Holidays	•	Group Legal Plan	•	Credit Union Membership
•	Paid Vacation	•	401(k) Plan with Immediate Eligibility	•	Free ‘butlerteam.com’ e-mail address
•	Direct Deposit	•	Flexible Spending Account	•	Work/Life Balance Program
•	Voluntary Long-Term Disability	•	Vision Coverage	•	Candidate Referral Bonus Program
•	Voluntary Life and AD&D Insurance (with option to convert to a personal policy upon termination from Butler)	•	Major Medical and Dental (includes Basic Life & AD&D insurance)	•	Recreational Discounts (on-line access to discounts for shopping, entertainment, etc.)
•	Auto and Homeowners Insurance

         To assist in fulfilling its personnel needs, a computerized retrieval system facilitates the rapid selection of resumes on file so that customers’ requirements are filled quickly.

         Management expects that changing technologies will continue to create demands for new skills faster than the permanent workforce can respond, resulting in a shortage of specialized technical skills. At the same time, increased labor force mobility provides a sizable labor pool available to technical services companies like Butler. As a result, Butler expects that an adequate supply of qualified people will continue to be available to recruit and satisfy client requirements. Communication via the Internet and aggressive recruiting efforts are also part of our proactive approach.

         Butler’s number one priority is to exceed its customers’ expectations by providing superior customer value. By focusing on employee satisfaction and empowering employees through innovative training initiatives, we continuously improve the services we provide to our customers.

Competition

         Butler is in a unique position regarding direct competition. The industry in the United States is highly fragmented and characterized by specialized regional and local firms serving specific geographic territories and industries. Butler’s biggest competitors tend to be smaller, niche-market companies.

      Although Butler has no long-term contracts, the average length of our top ten client relationships is 23 years. Butler attributes its longevity to the ability to provide affordable high quality services. Butler’s customization of services for each client adds value and marks us in a different competitive category.

         The ability to provide offshore outsourcing gives Butler a competitive advantage over many of its traditional competitors, but also introduces competition from companies that provide offshore services exclusively. Many of Butler’s traditional competitors lack offshore facilities or are not otherwise prepared to provide services through an offshore delivery model. Butler believes it can effectively compete with offshore service providers by leveraging its long-standing client relationships, customization of services, and 59-year history of providing technical services. Management believes these attributes make Butler a trustworthy partner for clients venturing into the offshore outsourcing arena.

         Management also believes that its ability to efficiently handle the broad spectrum of specialized client needs, its commitment to quality, the extensive network of its offices, the wide array of technical skills that Butler can offer, its project management expertise, and its unique computerized system of identifying qualified personnel for its clients’ projects and requirements enable it to compete favorably with other providers in the industry. The Company is focused on being the number one client-rated company in the industry.

Item 1A. Risk Factors

Butler has been delinquent filing its quarterly and annual reports with the Securities and Exchange Commission.

                 We have not timely filed the following reports with the Securities and Exchange Commission: the Quarterly Reports on Form 10-Q for the quarters ended September 25, 2005, March 26, 2006, June 25, 2006, September 24, 2006, April 1, 2007 and July 1, 2007 and the Annual Report on Form 10-K for the fiscal year ended December 25, 2005 and December 31, 2006. As a result of the filing delinquencies, the NASDAQ has delisted our securities on April 11, 2006 from the national market and our common stock is currently trading on the Pink Sheets as a result of the delisting. Butler may apply for re-listing on NASDAQ, although there can be no assurance that Butler will be successful in its efforts to obtain re-listing. Butler may fail to meet or exceed the expectations of its shareholders or of securities analysts, and its stock price could fluctuate as a result.

Due to Butler’s delinquent filing of its quarterly and annual reports with the Securities and Exchange Commission, Butler has a limited ability to raise capital in the public markets.

                 As a result of our failure to file our Annual Reports on Form 10-K for the years ended December 25, 2005 and December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarters ended September 25, 2005, March 26, 2006, June 25, 2006, September 24, 2006, April 1, 2007 and July 1, 2007 by their filing deadlines, we are not eligible to register our securities on a registration statement on Form S-3. Therefore, our ability to raise additional capital in the public markets may be adversely affected because registering of our securities on other forms, including registration statements on Form S-1, is time consuming and costly. Our limited ability to raise future capital through the sale of our equity securities could have a material adverse effect on our future business prospects.

We were in violation of covenants contained on our debt agreements with our primary lender.

                 As a result of our failure to timely file our financial statements with the Securities and Exchange Commission and as a result of our recent financial performance, we were in violation of certain terms and covenants contained in our debt agreement with General Electric Credit Corporation (“GECC”). We have received several waivers of these covenants and have negotiated several amendments to the agreements with GECC for extensions of time to meet the covenants. The ability to borrow under the existing revolving credit facility depends on the amount of eligible collateral, which in turn, depends on certain advance percentages applied to the value of accounts receivable. We anticipate that the existing resources and working capital should be sufficient to satisfy our foreseeable cash requirements. Of course, there can be no assurance that such expectations will prove to be correct. The inability to obtain additional financing, if needed, would have a material adverse effect on our business, financial condition and results of operations.

We may not be able to obtain new financing upon the termination of our Credit Agreement with GECC or Monroe Capital Management.

                 On August 29, 2007, Butler obtained a $23.0 million term loan (the “Monroe Term Loan”) from Monroe Capital Management Advisors LLC. The proceeds of the Monroe Term Loan were used to pay off the existing term loan with GECC, to pay off a portion of the existing revolving credit facility with GECC (the “Senior Revolving Loan”), to provide cash collateral for an existing letter of credit, and to provide additional working capital for Butler and its subsidiaries. The Monroe Term Loan matures August 29, 2012 unless the Series A Manditorily Redeemable Preferred Shares or the GECC Revolving Line of Credit expire prior to August 29, 2012. The GECC Revolving Line of Credit expires February 1, 2008. The Series A Manditorily Redeemable Preferred Shares are redeemable July 11, 2011. Pursuant to the agreement, there are certain events that can require the Company to prepay a portion of the outstanding Monroe Term Loan. The Monroe Term Loan bears interest at the per annum rate of LIBOR plus 4.25% to 6.0%. The interest rate may also be adjusted depending upon the syndication of the Monroe Term Loan. No warrants were issued in connection with the term loan.

                 As we approach the maturity of the Monroe term loan, we will be required to either refinance with Monroe or to find a new lender. If we are unable to obtain new financing upon the termination of our current financing arrangement, it would have a material adverse effect on our business, financial condition and results of operations.

Adverse economic trends and conditions may cause Butler to lose customers.

                 The demand for Butler’s services is highly dependent upon the state of the economy and upon the staffing and development needs of our customers. The pace of customer capital spending programs, new product launches, and similar activities have a direct impact on the need for temporary and permanent employees and for project outsourcing. Any deterioration in the economic condition of the United States or any of the foreign countries in which we do business, or in any specific industry, could have a negative effect on our business, financial condition, cash flows, or results of operations.

Due to the competitiveness of the industry, Butler’s market share may be at risk.

                 The outsourcing, project management and technical staff augmentation services industries are highly competitive and fragmented with limited barriers to entry. In bid projects, price competition is significant, and pricing pressures from competitors and customers are increasing. We also face the risk that certain customers may decide to provide similar services internally. These risks could limit our ability to maintain or increase its market share or profitability.

Inability to retain or attract personnel (key employees) may disrupt the future ability of Butler to provide value to its customers.

                 Butler depends upon its ability to attract qualified personnel who possess the skills and experience to retain customers and to successfully bid for new customer projects. We must continually evaluate our base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Competition for individuals with proven professional or technical skills always exists. There is always uncertainty whether qualified personnel will continue to be available to Butler in sufficient numbers and on acceptable terms of employment.

                 Furthermore, at times of low unemployment rates in the areas Butler serves, it can be difficult to find qualified and affordable personnel. We may be unable to hire and retain a sufficient skilled labor force necessary to support operating requirements and growth strategy of the business. Additionally, labor expenses may increase as a result of a shortage in the supply of skilled personnel. Given an inability to hire employees with the requisite skills, we may also be forced to incur significant training expenses.

                 In addition to personnel, Butler’s operations depend on the continued efforts of its officers and other executive management. The loss of key officers and members of executive management may cause a significant disruption to our business.

Workers compensations premiums and claims liability exposes Butler to cost risks.

                 From time to time, various types of legal claims arise in connection with the ordinary course of business. Employees of Butler may make a variety of claims including workplace injury claims and employment-related claims such as discrimination, harassment, and wage and hour claims. For example, Butler’s business involves placing employees in customer workplaces. These types of claims may arise more frequently in those business operations. Paying premiums for and covering costs with regards to these claims can be substantial and can significantly impact the profitability of Butler.

Butler is unable to predict the pace of technology or the obsolescence of current technological and service practices, elements that are key to Butler’s profitability.

                 To satisfy increasingly sophisticated client requirements and achieve market acceptance, Butler must enhance and improve existing services, and must also continue to introduce new services. Any new services offered may not be introduced in a timely manner, and they may not achieve sufficient market acceptance necessary to generate significant revenue. If Butler is unable to successfully develop new services, or enhance existing services, sales may decline, and profitability will decrease.

                 Additionally, as a provider of technology services, Butler could be negatively affected if there is an inability to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

Existence of restrictive covenants in debt instruments may expose Butler to greater costs or limit its ability to pursue certain business strategies.

                 Butler’s debt instruments include certain provisions that restrict Butler or its subsidiaries in several key areas. Restrictive covenants including certain consolidations, mergers, and sales, transfers of assets, and limitations on the ability to grant liens upon our property or assets can limit the scope of future strategy.

Extending credit to clients exposes Butler to accounts receivable risks.

                 Butler grants credit to its customers, periodically assesses the credit of its customers, and continuously monitors the timeliness of customer payments. However, our customers may be adversely affected by an economic downturn, which may subject Butler to potential credit risks. If any of Butler’s major customers files for bankruptcy or experiences financial difficulties, we may not be able to collect receivables from them for work already performed or in the process of being performed. This could lead to reduced cash flows and a decline in liquidity.

Pink sheet trading will continue to decrease liquidity for investors.

                 Butler’s common stock is currently traded on the Pink Sheets. As a result, trading of the stock occurs in low volume and at sporadic times, and this decreases the liquidity value of an investment in Butler’s stock.

Fixed payments and salaried employees expose Butler to extra costs or project losses.

                 Charges for our services are billed to clients based either on (i) an hourly rate per contract employee, (ii) an hourly rate plus equipment charges (and overhead charges, if applicable), or (iii) a fixed price or a fixed unit price. With regard to fixed price billing systems, our profitability could decline if the actual costs of completion exceed original estimates. Butler’s process for estimating costs is based upon the professional knowledge and experience of our project managers and financial professionals. However, any changes in original estimates, or the assumptions underlying such estimates, may result in revisions to costs and income and their effects would be recognized in the period during which such revisions were determined. These changes could result in a reduction or elimination of previously reported profits, which could adversely affect profitability and the price of the common stock.

                 Additionally, Butler’s technical/professional employees fall into one of three categories (1) salaried employees, (2) contracted employees, and (3) independent contractors. Salaried employees continue to work for Butler after an assignment ends, usually starting their next assignment immediately, but sometimes working on internal projects while “on the bench.” Contracted employees and independent contractors are terminated if a new assignment is not identified. Inability to place salaried employees on assignment could decrease our profitability and value of our common stock.

Regulations in the United States may affect Butler’s ability to contract with employees, willingness of customers to contract for Butler’s services, and willingness of government customers to request additional services.

                 Because Butler does business with companies that have contracts with the United States Government, changes in government programs and requirements, or budgetary changes affecting government spending in agencies indirectly related to Butler, or changes in fiscal policies or available funding, may adversely affect results of business operations.

                 Additionally, Butler is subject to various laws that regulate the employer-employee relationship and impose registration, licensing, recordkeeping and reporting requirements, among other things. Changes in any of those government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing, or tax requirements. As a result, Butler may not be able to increase the fees charged to its customers in a timely manner or in a sufficient amount to cover increased costs as a result of any of the foregoing.

                Finally, the Federal Communications Commission regulates many of Butler’s communications customers. The FCC may interpret the application of its regulations to communication companies in a manner that is different than the way such regulations are currently interpreted and may impose additional regulations. If existing or new regulations have an adverse affect on communications customers and adversely impact the profitability of the services they provide, then demand for Butler’s services may be reduced.

Acquisitions may expose Butler to unanticipated costs or diversions.

                 Although Butler is not currently pursuing a growth strategy through acquisitions, we may acquire companies that expand, complement, or diversify our business as part of a future strategy of growth. We regularly review various opportunities and periodically engage in discussions regarding such possible acquisitions. Future acquisitions may expose Butler to operational challenges and risks, including the diversion of management’s attention from existing business, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves, and the potential impairment of acquired intangible assets. Butler’s ability to sustain growth and maintain a competitive position may be affected by the ability to successfully integrate any businesses acquired, which is not guaranteed.

Security breaches of proprietary client information or client system failure may leave Butler liable to monetary or reputational damages.

                 Butler’s business involves the use, storage and transmission of clients’ proprietary information. Any security breaches could expose us to a risk of loss of this information, litigation, and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to client data, our reputation will be damaged, and future business may suffer. We may be unable to anticipate these risks or to implement adequate preventative measures. If an actual or perceived breach of security occurs, the market perception of Butler’s security measures could be harmed and could result in the loss of sales and clients.

                 Additionally much of Butler’s business involves projects that are critical to the operations of clients’ businesses and provide benefits that may be difficult to quantify. Any failure in a client’s system could result in a claim for substantial damages against us, regardless of responsibility for such failure. Limitations of liability provisions set forth in certain of Butler’s service contracts may not be enforceable in all instances and may not otherwise protect us from liability for damages.

Profits from offshore delivery service are uncertain.

                Part of Butler’s business success depends on our plan for success and growth in our offshore delivery services. We may face increased competition and lower margins in this sector, or may not achieve growth targets as planned. These factors could negatively impact the value of Butler’s stock.

Exposure to regulatory and economic conditions in India exposes Butler to risks or loss of business.

                A significant element of our business strategy is to continue to develop and expand offshore operations in India. While wage costs in India are significantly lower than in the U.S. and other industrialized countries for comparably skilled IT professionals, wages in India are increasing at a faster rate than in the U.S., and could result in Butler losing its competitive edge from the switching of operations to India. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest. Butler may be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the infrastructure of the Indian economy is relatively poor. Further, the Indian government is significantly involved in and exerts considerable influence over its economy through its complicated tax code and pervasive bureaucracy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Changes in the business or regulatory climate of India could have a material adverse effect on our business, results of operations and financial condition.

                 India has also experienced persistent though declining mass poverty, civil unrest and terrorism and has been involved in conflicts with neighboring countries. In recent years, there have been military confrontations between India and Pakistan that have occurred in the region of Kashmir and along the Indian-Pakistan border. The potential for hostilities between the two countries has been high in light of tensions related to recent terrorist incidents in India and the unsettled nature of the regional geopolitical environment, including events in and related to Afghanistan and Iraq. Additionally, India’s recent nuclear activity could expose it to increased political scrutiny, exclusion, or sanctions. United States companies may decline to contract with Butler for services in light of international terrorist incidents, armed hostilities, or other political developments in India, even where India is not involved because of more generalized concerns about relying on a service provider utilizing international resources.

Exercise of outstanding options and warrants will result in further dilution.

                 The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our stockholders, and may reduce the trading price of our common stock.

                 At December 31, 2006, we had outstanding options and warrants to acquire 3,943,833 shares of common stock or 33% of total common stock outstanding, of which 153,667 of outstanding options are subject to future vesting.

                 To the extent that these stock options or warrants are exercised, dilution to the interests of our stockholders will likely occur. Additional options and warrants may be issued in the future at prices not less than 85% of the fair market value of the underlying security on the date of grant. Exercises of these options or warrants, or even the potential of their exercise may have an adverse effect on the trading price of our common stock. The holders of our options or our warrants are likely to exercise them at times when the market price of the common stock exceeds the exercise price of the securities. Accordingly, the issuance of shares of common stock upon exercise of the options and warrants will likely result in dilution of the equity represented by the then outstanding shares of common stock held by other stockholders. Holders of our options and warrants can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms which are more favorable to us than the exercise terms provided by these options and warrants.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

                 As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of the provisions of which are not yet applicable to us. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented regulatory requirements and guidance, we cannot assure that we are or will be in compliance with all potentially applicable regulations. For example, we cannot assure that in the future our management will not find additional material weaknesses in connection with our annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2003.

            As disclosed in the 2004 10-K, we have and continue to have a material weaknesses in our internal control in the past resulting in the restatement of our financial statements. The failure or circumvention of our controls and procedures could seriously harm our business and result in a material weakness in the future.

            Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent fraud or other errors in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to ensure that the objectives of the control system are met.

            We therefore cannot provide assurance that we could correct any such weaknesses thus not allowing our management to assess the effectiveness of our internal control over financial reporting. This may prevent our independent registered public accounting firm to attest that such assessment will have been fairly stated in our Annual Report on Form 10-K to be filed with the SEC or attest that we have maintained effective internal control over financial reporting as of the end of our fiscal year.

            If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, a failure of our controls and procedures to detect fraud or other errors could seriously harm our business, results of operations and may cause our stock price to decline.

The passage of legislation limiting outsourcing opportunities will adversely affect Butler’s opportunities in India.

                In the recent past, the issue of outsourcing of services abroad by companies has become a topic of political discussion in the United States and in other countries. Measures aimed at limiting or restricting outsourcing by companies are under discussion in the United States Congress as well as in as many of the state legislatures. While no substantive anti-outsourcing legislation has been enacted to date that significantly adversely affects Butler, given the continuing debate over this issue, the introduction and enactment of such legislation is possible. If introduced and enacted, such measures are likely to fall within two categories: (1) a broadening of restrictions on outsourcing by government agencies and on government contracts with firms that outsource services directly or indirectly, and/or (2) measures that impact private industry, such as tax disincentives, restriction on the transfer or maintenance of certain information abroad and/or intellectual property transfer restrictions. In the event that any such measures become law, our business, financial condition, cash flow and results of operations could be adversely affected and our ability to service our customers could be impaired.

Market fluctuations in our stock price may expose investors to decreased value of Butler’s stock.

                 Butler’s stock price has fluctuated and will continue to fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors,” many of which are beyond Butler’s control. These factors include actual or anticipated variations in quarterly operating results; announcements of new services by Butler or its competitors; announcements relating to strategic relationships or acquisitions; changes in financial estimates by securities analysts; and changes in general economic conditions. Because of this, Butler may fail to meet or exceed the expectations of its shareholders or of securities analysts and its stock price could fluctuate as a result.

Concentration of ownership may impact ability of stockholders to vote and approve specific corporate resolutions.

                 In total, Butler’s directors and executive officers retain 46.6% of voting rights in the Company. Our Directors and officers are therefore able to exercise significant voting control of Butler with respect to matters requiring stockholder approval, including the election of directors and the approval of major corporate transactions.

Item 1B. Unresolved Staff Comments.

                 None.

Item 2.   Properties  We own our corporate office facility located at 110 Summit Avenue, Montvale, New Jersey, 07645. In February 2005, our Board of Directors authorized the sale of the Montvale, New Jersey facility and the establishment of worldwide headquarters in Ft. Lauderdale, Florida, where we currently lease office space. The Montvale, New Jersey facility has served as our worldwide headquarters until December 2006 when the Ft. Lauderdale office was made the corporate headquarters. At October 1, 2007, Butler maintained office space at the following locations primarily for sales, recruiting, administrative functions, and professional services:

United States:

Albuquerque, NM	Griffin, GA	Schaumburg, IL
Aurora, IL	Huntington Beach, CA	Shelton, CT
Cary, NC	Irving, TX	St. Louis, MO
Cedar Rapids, IA	Jacksonville, FL	Towson, MD
Charleston, WV	Milpitas, CA	West Lafayette, IN
Dadenne Prairie, MO	Norcross, GA	Westlake Village, CA
Decatur, IL	O’Fallon, MO
Escondido, CA	Ontario, CA
El Segundo, CA	Peoria, IL
East Long Meadow, MA	Pleasanton, CA
Fort Lauderdale, FL	Saginaw, MI
Fort Wayne, IN
Glastonbury/Hartford, CT

International:

Hyderabad, India
Bantera Hills, India

         Except for our Montvale, New Jersey facility, we do not own any real estate and generally lease office space. We make modest investments in leasehold improvements, equipment and other tangible property, principally computer equipment, as required.

Item 3.   Legal Proceedings

         Butler and its subsidiaries are parties to various legal proceedings and claims incidental to its normal business operations for which no material liability is expected beyond which is recorded. While the ultimate resolution of the above matters is not known, management does not expect that the resolution of such matters will have a material adverse effect on our consolidated financial statements and results of operations.

         On December 27, 2006, the Company, along with certain of its subsidiaries and principal shareholders, entered into a Settlement Agreement and Mutual Release with Levine Leichtman Capital Partners III, L.P.(“Levine Leichtman”), in full and final settlement of litigation between the parties. The agreement provides for a payment by the Company to Levine Leichtman in the sum of $1,265,000, which was paid in full, as provided for in the Securities Purchase Agreement dated June 30, 2006 among Levine Leichtman, the Company and certain of its subsidiaries. The agreement also confirmed the termination of the warrant for the purchase of 1,041,254 shares of Common Stock that the Company had issued to Levine Leichtman.

         In January 2007, Thomas J. Carley et al. filed a second amended class action complaint alleging a breach of fiduciary duty concerning the December 2006 issuance of a warrant to purchase 2,125,000 shares of Butler stock, and a breach of fiduciary duty concerning the grant of certain restricted stock in May 2003. The second amended class action complaint was dismissed by the Circuit Court of Baltimore, Maryland on April 7, 2007.

Item 4.   Submission of Matters to a Vote of Security Holders

         A. The annual meeting of stockholders of Butler International, Inc. was held on December 12, 2005. A quorum consisting of approximately 86.9% of our issued and outstanding Common and Preferred shares, voting as a single class, was represented either in person or by proxy.

B. The following person was elected to the Board of Directors at the annual meeting pursuant to the following vote tabulation:

Name:	For	Withheld

Hugh G. McBreen	13,751,633	115,443

         Edward M. Kopko, Thomas F. Comeau, Walter O. LeCroy, Frank H. Murray, Louis F. Petrossi, Wesley B. Tyler and Ronald Uyematsu continued as directors following the meeting.

         C.  The following proposals were approved at the annual meeting pursuant to the following vote tabulation:

	For	Against	Abstain/ Withheld

Approval of amendments to the 2003 stock option plan	6,782,827	950,950	8,228
Approval of amendments to the 2002 stock option plan	6,665,326	1,068,350	8,329
Proposal to ratify the amended performance bonus plan	7,319,057	399,870	23,078
Ratification of appointment of independent auditors	13,854,860	4,020	8,156
15

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information:

         Butler’s Common Stock is quoted under the symbol “BUTL.PK” and is currently trading on the Pink Sheets. Butler’s common stock was traded on the NASDAQ National Market (now known as the NASDAQ Global Market) until January 8, 2003 and was traded on the NASDAQ Small Cap Market until April 11, 2006. Our common stock was de-listed from NASDAQ on April 11, 2006 as a result of noncompliance with Marketplace Rule 431(C) (14) regarding timely filed financial statements. Butler may apply for re-listing on NASDAQ, although Butler may not be successful in its efforts to obtain re-listing.

         The price range per share of common stock presented below for the last two years by quarter represents the highest and lowest closing prices for our common stock on the NASDAQ National Market or NASDAQ SmallCap Market and the highest and lowest prices bid on the Pink Sheets. Pink Sheet quotes represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	HIGH	LOW

2004
First Quarter	$2.00	$1.30
Second Quarter	$2.70	$1.88
Third Quarter	$2.40	$1.50
Fourth Quarter	$5.43	$1.72

2005
First Quarter	$5.44	$3.84
Second Quarter	$5.00	$2.97
Third Quarter	$4.29	$3.40
Fourth Quarter	$4.05	$2.68

2006
First Quarter	$3.57	$2.88
Second Quarter	$3.17	$1.88
Third Quarter	$2.50	$1.45
Fourth Quarter	$2.35	$1.50

2007
First Quarter	$2.10	$1.60
Second Quarter	$1.85	$1.30
Third Quarter	$1.75	$0.64

 Holders:

         As of October 3, 2007, there were approximately, 1,900 holders of record of Common Stock. Not reflected in the number of record holders are persons who beneficially own shares of Common Stock held in nominee or street name.

Dividends:

         No cash dividends were declared on Butler’s Common Stock during the years ended December 25, 2005 and December 31, 2004 and 2003. We intend to retain any future earnings for use in our business, and therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future. Furthermore, our revolving credit facility prohibits the payment of dividends.

Securities authorized for issuance under equity compensation plans:

         Butler has in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel. All equity plans have been approved by security holders except for the 1985 Non-qualified Stock Option Plan, the 1989 Directors Option Plan, the 1992 Stock Option Plan, and the 1992 Stock Option Plan for Non-employee Directors. Since the approval of the 2003 Stock Incentive Plan, the Board of Directors can no longer grant awards under Butler’s other stock option and stock bonus plans, except for the 2002 Stock Incentive Plan. See Notes to Consolidated Financial Statements for additional information on the equity plans.

         The following table sets forth certain information with respect to our equity compensation plans as of December 25, 2005:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,946,600	4.55	6,105,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,946,600	$4.55	6,105,000

Recent sales of unregistered securities:

         On December 21, 2006, we announced the closing on the sale to certain institutional and non-institutional investors (the “Investors”) of $8,500,000 in shares of Series A 7% Preferred Stock (the “Shares”) and warrants to purchase 2,125,000 shares of the Company’s Common Stock at $2.00 per share in a private placement (the “Offering”). The warrants are callable under certain circumstances. Each share of Preferred Stock, along with warrants to purchase 250 shares of the Company’s Common Stock, was issued at a price of $1,000. The Preferred Stock shares are not convertible into Common Stock.

         In connection with the Offering, the Company entered into a Registration Rights Agreement with the Investors, pursuant to which the Company granted the Investors certain registration rights with respect to the Shares. The Shares sold to the Investors have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.

Issuer purchase of equity securities:

None.
17

Item 6.   Selected Consolidated Financial Information

The following table sets forth selected financial data concerning Butler for each of the last five years. Prior year amounts have been restated to reflect adjustments to correct certain errors related to income tax expense, related tax assets and liabilities and employee compensated absences. Prior year amounts have been restated as filed in our fiscal 2004 Form 10-K/A. Refer to Item 7 regarding financial statement restatement.

(in thousands, except per share data)
	2005	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001 (Restated)

Operations data:
Net sales	$287,278	$251,325	$208,983	$246,174	$350,425
Gross margin	51,482	43,354	36,671	48,315	70,271

Income/(loss) from continuing operations	3,585	5,717	(16,488)	(11,401)	(11,504)
Income/(loss) from discontinued operations (1)	250	125	(786)	326	888
Cumulative effect of accounting change (2)	—	—	—	(12,338)	—

Net income/(loss)	$3,835	$5,842	$(17,274)	$(23,413)	$(10,616)

Per share data:
Earnings/(loss) per share of common stock:
Basic:
Continuing operations	$0.31	$0.52	$(1.66)	$(1.17)	$(1.26)
Discontinued operations	0.02	0.01	(0.08)	0.03	0.09
Cumulative effect of accounting change	—	—	—	(1.23)	—

Total	$0.33	$0.53	$(1.74)	$(2.37)	$(1.17)

Diluted:
Continuing operations	$0.26	$0.43	$(1.66)	$(1.17)	$(1.26)
Discontinued operations	0.02	0.01	(0.08)	0.03	0.09
Cumulative effect of accounting change	—	—	—	(1.23)	—

Total	$0.28	$0.44	$(1.74)	$(2.37)	$(1.17)

Weighted average number of shares outstanding:
Basic	10,373	10,228	10,174	10,037	9,422
Diluted	13,712	13,160	10,174	10,037	9,422

Balance Sheet Data:
Total assets	$118,060	$104,233	$98,208	$117,389	$158,574
Debt (including current portion)	64,568	61,907	58,369	63,140	76,004
Total liabilities	97,932	88,236	88,532	91,867	110,162
Stockholders’ equity	20,128	15,997	9,676	25,523	48,412

(1) On May 30, 2003, Butler sold its business in the United Kingdom (“UK”). The UK discontinued operations are shown separate from continuing operations for all periods presented.

(2) Effective January 1, 2002, Butler adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. We recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.

Item 7.   Management’s Discussion and Analysis of Results of Operations and Financial Condition

         Butler International, Inc. provides outsourcing, project management and technical staff augmentation services in technical, information technology, and telecommunications disciplines including: engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software quality assurance testing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation. We also provide fleet maintenance and repair services to major ground fleet-holders primarily in the telecommunication industry. The combined vertical industry segments of aerospace/aircraft, satellite and defense are Butler’s largest and fastest growing segments.

         Companies primarily utilize Butler’s services to help them execute projects quickly, more affordably and with high quality. Services are provided to clients on a contractual basis. Many of Butler’s major clients are large, well established US-based companies. We deliver our services directly to end-user customers as well as through equipment manufacturers such as Nortel Networks, and other partners. As of September 30, 2007, we had approximately 3,800 employees, of which approximately 3,400 billable employees provide services generally at client facilities, from a network of 34 offices in the United States and abroad. Through international operations, we currently provide services and staff functions from our office in India.

         The Company had adopted a 52-53 week fiscal period. Prior to fiscal year 2005, the Consolidated Financial Statements presented all fiscal years to begain as of January 1 and end as of December 31 for ease or presentation. This presentation does not have a material effect on the financial condition, results of operations or cash flows.

         In the fiscal year 2005, we had net sales of $287.3 million. Demand for Butler’s services began to increase in the second quarter of 2003. Net sales have increased sequentially in each of the last three quarters of 2003 and, except for the first quarter of 2005, in every quarter of 2004 and 2005. The Technical Services division experienced the most significant increase in sales followed by that of the Telecommunications Services division. Butler expects continued growth and profitability in 2006.

         In 2004, we notified the Chief Executive Group, L.P. (“CE Group”) of our intent to initiate legal proceedings to foreclose on all of Chief Executive Magazine, Inc.’s (“Chief Executive”) property and assets due to Chief Executive’s inability to repay its obligations to us. Negotiations for the non-judicial transfer to Butler of all the assets and certain liabilities of Chief Executive were substantially completed and we acquired Chief Executive’s assets in December 2005. General Electric Capital Corporation (“GECC”), our principal debt holder, consented to the foreclosure on the Chief Executive property and assets.

         We intend to hold and operate the net assets of Chief Executive acquired through foreclosure. The acquisition has been accounted for as a purchase subject to the provision of SFAS No. 141. The net assets were recorded at fair value in December 2005. In connection with the determination of the fair value of the Chief Executive’s net assets, Butler obtained an independent appraisal to assist in the fair value allocation.

         As the net tangible assets were acquired in late December 2005, the results of operations of Chief Executive have not been included in our Consolidated Statements of Operations for the year ended December 25, 2005. The expected future operating results of Chief Executive is immaterial to the operating results of Butler when taken as a whole. Pro forma financial information has been excluded, as the information is considered immaterial. The financial review that follows includes a discussion of Butler’s results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Restatements

         In compiling our results for the third quarter ended September 25, 2005, management identified certain errors that had occurred in previous financial periods. Management has evaluated the qualitative and quantitative impact of these errors in accordance with generally accepted accounting principals and has determined that the effect on the current year and on any previous periods is material to our consolidated financial statements taken as a whole and required restatements of our annual and quarterly financial statements beginning with the consolidated financial statements included in the December 31, 2002 annual report on Form 10-K and to and including the consolidated financial statements included in the June 26, 2005 quarterly report on Form 10-Q.

         On April 13, 2006, the Audit Committee of the Board of Directors, after consultation with management, determined that based upon certain errors relating to our methodology to calculate our income taxes, income tax liabilities and deferred tax assets and liabilities, we need to revise our original calculations.

         In addition, we reviewed our tracking system for our employees’ compensated absences and noted that the Company did not accrue for all necessary compensated absences.

         Lastly, we concluded that in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we should restate our Consolidated Statements of Cash Flows to appropriately classify cash flows from discontinued operations.

         The quarterly reports on Form 10-Q for the first and second fiscal quarters 2006 will be filed soon after this filing and will contain restated financial data for the corresponding quarters in 2005. The Company’s amended Annual Report for the year ended December 31, 2004 on Form 10-K/A and the quarterly report for the period ended September 25, 2005 on Form 10-Q will be filed simultaneously with this Form 10-K. See Note 3 of Notes to Consolidated Financial Statements regarding the effect of the restatement on the balance sheet and statements of operations and cash flows.

Financing

         On March 25, 2005, Butler and GECC entered into an amendment to the Second Amended and Restated Credit Agreement, dated September 28, 2001 (the “Credit Agreement”). This amendment, among other things, extended the term of the credit facility and two term loans to April 1, 2006 and increased the quarterly principal payments due October 1, 2005 and thereafter on Term A by $1.0 million to $2.0 million. The interest rate on both term loans is based on the 30-day Commercial Paper Rate plus three hundred fifty basis points which is the same interest Butler pays on its Term Loan A. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B. The Company has entered into several amendments to the credit facility with GECC. During the year ended December 25, 2005, the Company paid additional interest and financing fees related to the extensions of the termination dates of the credit facility.

         Butler has received quarterly amendments to its debt agreements with GECC. As part of one amendment with GECC extending the debt maturities, we were required to increase our quarterly loan payments from $1 million to $2 million. We have made all required increased payments since October 2005. The increased loan payments have reduced the availability of credit under our working capital revolver with GECC.

         On September 29, 2006, we entered into a Thirteenth Amendment to Credit Agreement with GECC, pursuant to which the termination date of the credit facility was extended from October 1, 2006 to October 31, 2006.

         On October 31, 2006, we entered into a Fourteenth Amendment to Credit Agreement with GECC whereby the termination date of the credit facility and term loans was extended from October 31, 2006 to April 30, 2007.

         On December 14, 2006, we entered into a Fifteenth Amendment to Credit Agreement with GECC, whereby the termination date of the credit facility and term loans was extended from April 30, 2007 to June 30, 2007.

         On April 30, 2007, we entered into a Sixteenth Amendment and Limited Waiver to Credit Agreement with GECC, whereby GECC waived defaults and events of defaults arising from the company’s failure to deliver Restated Financial Statements, 2005 Year End Financial Information and the annual Financial Statements and all other documentation required for the fiscal year ended December 31, 2006,

         On June 30, 2007, we entered into an amendment with GECC, whereby GECC agreed to forbear from the exercise of any of their rights and remedies available under the Credit Agreement and the Loan Documents as result of specified events of default through July 31, 2007. On August 29, 2007, we entered into another amendment with GECC to extend the maturity of its secured line of credit of $45 million to February 1, 2008.

         On December 21, 2006, we announced the closing on the sale to certain institutional and non-institutional investors (the “Investors”) of $8,500,000 in shares of Series A 7% Preferred Stock (the “Shares”) and warrants to purchase 2,125,000 shares of the Company’s Common Stock at $2.00 per share in a private placement (the “Offering”). The warrants are callable under certain circumstances. Each share of Preferred Stock, along with warrants to purchase 250 shares of the Company’s Common Stock, was issued at a price of $1,000. The Preferred Stock shares are not convertible into Common Stock. From the proceeds of the transaction, we retired $6.0 million in long-term debt with GECC and applied the balance of $2.5 million to the Revolving Credit Facility, also with GECC.

                 On August 29, 2007, Butler obtained a $23.0 million term loan (the “Monroe Term Loan”) from Monroe Capital Management Advisors LLC. The proceeds of the Monroe Term Loan were used to pay off the existing term loan with GECC, to pay off a portion of the existing revolving credit facility with GECC (the “Senior Revolving Loan”), to provide cash collateral for an existing letter of credit, and to provide additional working capital for Butler and its subsidiaries. The Monroe Term Loan matures August 29, 2012 unless the Series A Manditorily Redeemable Preferred Shares or the GECC Revolving Line of Credit expire prior to August 29, 2012. The GECC Revolving Line of Credit expires February 1, 2008. The Series A Manditorily Redeemable Preferred Shares are redeemable July 11, 2011. Pursuant to the agreement, there are certain events that can require the Company to prepay a portion of the outstanding Monroe Term Loan. The Monroe Term Loan bears interest at the per annum rate of LIBOR plus 4.25% to 6.0%. The interest rate may also be adjusted depending upon the syndication of the Monroe Term Loan. No warrants were issued in connection with the term loan.

Key Performance Indicators

         Butler manages and assesses its performance through various measures, including revenue growth, gross margin, operating profit, and cash balances. In addition, management monitors a number of economic indicators including capital spending by industry, unemployment rates, GDP growth, and interest rate changes.

         Revenue growth is favorably impacted by external factors such as a strong business environment, an increase in capital spending, and low U.S. unemployment rates. Improving economic growth typically results in increasing demand for labor. Low unemployment rates indicate relatively full employment for the types of employees Butler customers hire. Internally, Butler’s ability to capitalize on opportunities created by economic expansion, its performance on new and existing accounts, new contract and account wins, and the ability to mitigate competitive pricing pressures will affect Butler’s ability to increase revenue.

         Net income reflects Butler’s performance and ability to control costs. While net income can shift as a result of the mix of business, a focus on maintaining and improving overall margins leads to improved profitability.

         Operating profit is used to evaluate the performance of Butler and each individual reporting segment. Improvements in operating profit are positively impacted by increases in revenue and gross margins; efficiencies achieved in back office and support services; advances in Butler’s technology infrastructure; and other expense containment measures.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Fiscal Years Ended December 25, 2005 and December 31, 2004

         Net sales for the fiscal year ended December 25, 2005 were $287.3 million, an increase of $36.0 million or 14.3% compared with the prior year’s results of $251.3 million. A key Butler strategy is to pursue growth by focusing on key customer needs. Sales to the top ten customers accounted for 66.2% of net sales for the fiscal year ended December 25, 2005 compared with 68.8% in the prior year.

         Sales to the top ten customers grew $17.4 million or 10.1% for the fiscal year ended December 25, 2005 as compared with the prior year. Sales increases of 15% or more to five top ten customers were partially offset by declines of more than 30% to two top ten customers, resulting in the top ten customer sales growing at an overall rate less than the total sales growth. If the customer list is expanded to include the top twenty-five customers, seven of the remaining fifteen customers had sales growth in excess of 20% during the fiscal year ended December 25, 2005 and one new customer added $2.5 million of new sales.

         For the fiscal year ended December 25, 2005, Butler had an average of approximately 3,000 billable employees, an increase of approximately 5.5% over the average number of billable employees for the fiscal year ended December 31, 2004. The sales increase in fiscal 2005 resulted from the increase in the average number of billable employees as well as an increase in new business at higher average margin billing rates.

          Gross margin in the fiscal year ended December 25, 2005 was $51.5 million, an $8.1 million or 18.7% increase compared with $43.4 million for the 2004 fiscal year. The gross margin percentage for the fiscal year ended December 25, 2005 was 17.9% compared with 17.3% for the fiscal year ended December 31, 2004. The improvement in gross margin and gross margin percentage was attributable to higher sales and higher margin business

         Operating income for the fiscal year ended December 25, 2005 was $11.1 million, a $2.3 million or 27.1% increase compared with $8.8 million for the 2004 fiscal year. Operating income as a percentage of net sales for the fiscal year ended December 25, 2005 was 3.9% vs. 3.5% in 2004. The operating income improvement resulted from our increased sales, offset partially by selling, general and administrative expenses (“SG&A”), which grew at a faster rate than sales.

         SG&A expenses for the fiscal year ended December 25, 2005 were 13.3% of net sales compared to 12.9% of net sales for the fiscal year ended December 31, 2004. SG&A expenses increased 17.9% in the current year as compared with the fiscal year ended December 31, 2004. Net sales increased 14.3% in the current fiscal year. The increase of $5.8 million in SG&A expenses for the fiscal year ended December 25, 2005 compared with the 2004 fiscal year principally reflects the impact of higher labor costs and workers compensation expense ($4.7 million) and professional and audit fees ($1.1 million). Included in the increased labor costs were expenses for additional sales people and recruiters, additional support staff in both India and the U.S., and higher commissions to managers, sales people and recruiters. The additional sales people and support staff were hired to drive additional sales increases. The increase in commissions resulted from a significant increase in 2005 sales. Workers compensation expense increased during 2005. The increase in 2005 workers compensation expense was the result of a substantial refund in 2004 from retroactive experience which decreased the amount of the fiscal 2004 workers compensation expense. Professional and audit fees increased due to the delays in filing of the 2004 Form 10-K/A and the 2005 Form 10-Q for the third quarter of 2005 and the start of Sarbanes-Oxley Section 404 work.

         For the fiscal year ended December 25, 2005, depreciation expense decreased by $0.4 million or 21.4%, when compared to the prior year. Depreciation expense was lower in the 2005 fiscal year as a result of the reclassification of the Montvale facility to assets held for sale. Depreciation expense ceased when the assets were placed into an “asset held for sale” classification.

         The provision for bad debt expense increased $ 0.2 million from $ 0.2 million for the fiscal year ended December 31, 2004 to $-0.4 million for the fiscal year ended December 25, 2005. This increase was primarily caused by the continued deterioration of the financial condition of Chief Executive. The foreclosure on the net assets of Chief Executive was substantially completed in December 2005.

         Interest expense for the fiscal year ended December 25, 2005 was $5.2 million as compared with $4.2 million during the 2004 fiscal year. Interest expense increased primarily as a result of increases in amendment fees paid to GECC of approximately $0.6 million and increases in variable borrowing rates following interest rate increases by the Federal Reserve Board during 2004 and 2005, which more than offset a decrease in our average debt balance for the fiscal year ended December 25, 2005 as compared with the fiscal year ended December 31, 2004.

         Income tax expense for the 2005 fiscal year was $2.3 million as compared with a tax benefit of $1.1 million for the 2004 fiscal year. The effective income tax rate for the fiscal year ended December 25, 2005 was 39.4% as compared with a 24.6% benefit during the fiscal year ended December 31, 2004. For the fiscal year ended December 25, 2005, income taxes represent the current year provision for taxes offset by the recognition of current benefits from the reevaluation of prior year liabilities and the changes in our valuation allowances. The high effective tax rate in the current year primarily reflects the effect of recording nondeductible items under Internal Revenue Code Section 162(m) dealing with selected executive compensation, and state income taxes. Butler’s effective tax rate of a 24.6% benefit for the fiscal year ended December 31, 2004 was lower than the Federal statutory rate because of recording a reduction in accrued taxes payable, which resulted from the IRS notifying Butler that its returns for the years 1998 through 2002 had been accepted as filed during the third quarter of 2004. Butler did not pay any Federal income tax for the 2004 and 2005 taxable years.

         As a result of the above, income from continuing operations during the 2005 fiscal year was $3.6 million, a 37.3% decrease when compared with the $5.7 million in the 2004 fiscal year. Income from continuing operations expressed as a percentage of net sales for the fiscal year ended December 25, 2005 was 1.2% compared with 2.3% for the fiscal year ended December 31, 2004. Diluted earnings per share of common stock from continuing operations for fiscal 2005 was $0.26 compared with $0.43 per diluted share for the fiscal year ended December 31, 2004. (Refer to Note 2 of the Notes to the Consolidated Financial Statements)

         Butler has elected to do annual tests for indications of goodwill impairment as of June 30 of each year. The 2005 and 2004 evaluation indicated that there was no impairment of its goodwill. The 2003 evaluation indicated that goodwill recorded in the Information Technology Services segment was impaired and accordingly, we recognized a non-cash charge of approximately $12.3 million in 2003.

Comparison of Fiscal Years Ended December 31, 2004 and December 31, 2003

         Income from continuing operations was $5.7 million or $0.43 per diluted share in 2004, compared to a loss from continuing operations of $16.5 million or $1.66 per diluted share in fiscal year 2003. Income (loss) from discontinued operations reflects the results of the sale of our United Kingdom based staffing operation in 2003. In fiscal 2004, we received $0.1 million in additional proceeds from the sale. The loss from discontinued operations in

2003 of approximately $0.8 million or $0.08 per share includes the loss on disposal of approximately $1.4 million, net of tax. Butler recorded net income of $5.8 million, or $0.44 per diluted share for the fiscal year ended December 31, 2004 as compared to a net loss of $17.3 million, or $1.74 per diluted share for the fiscal year ended December 31, 2003. The net loss for the prior year included the following items, net of tax, that affect comparability with the current year: goodwill impairment loss ($7.8 million), restructuring charges ($1.6 million), legal settlement and related charges ($1.4 million) and provision for doubtful accounts related to Chief Executive ($1.1 million). Butler considers these items to be separate from day-to-day operations. These items total $11.9 million, net of taxes for the fiscal year ended December 31, 2003 (see table under Items Affecting Comparability at the end of this section). Excluding these items, the net loss for 2003 would have been $5.4 million. A $6.7 million or 18.2% increase in gross margin combined with a $0.7 million or 27.4% decrease in depreciation expense and a $0.7 million or 13.5% decrease in interest costs with SG&A decreasing by $.0.1 million were the driving forces behind the year over year improvement from 2003, exclusive of the above-mentioned items.

         Net sales in fiscal 2004 grew by $42.3million to $251.3 million. The Technical Services segment unit reported the majority of the revenue increases, although sales from the Telecommunication Services segment also grew significantly. Net sales for fiscal 2004 for the Technical Services segment grew by $33.4 million and sales for the Telecommunication Services segment increased by $11.0 million, both primarily due to the increase in billable employees. Revenue from the Information Technology Services segment decreased by $2.2 million in fiscal 2004 as a result of a decrease in billable employees. The primary driver of improved sales was our focus on growing our business with our top customers. These customers were in aerospace, defense, financial services and telecommunication industries, which are currently some of the fastest growing industries.

         Gross margins in fiscal 2004 increased by $6.7 million from the prior year primarily due to increased sales volume. Gross margin as a percent of sales declined slightly to 17.3 % from 17.5% in fiscal 2003. The decline was mainly due to a shift in client mix.

         Depreciation and amortization expense declined in fiscal 2004 by $0.7 million from prior year as a result of Butler’s efforts to effectively manage its capital expenditures through its cost reduction programs over the past three years.

         SG&A expenses year over year decreased slightly to $32.4 million in fiscal 2004 from $32.5 million in fiscal 2003. We implemented cost reduction programs over the past several years that allow us to improve performance without adding new resources or new fixed overhead. The decrease in SG&A expense in fiscal 2004 compared with fiscal 2003 principally reflects a decrease in salaries and related benefits for staff personnel ($0.6 million), a decline in office and equipment costs ($0.3 million) and decrease in the cost of insurance programs ($0.5 million) offset by an increase in professional services ($1.0 million) and recruiting costs ($0.3 million).

         The provision for doubtful accounts and notes decreased sharply in fiscal 2004 as an additional allowance of only $0.2 million for the Chief Executive receivable was required. In the fourth quarter of 2003, Butler increased its allowance for doubtful accounts and notes by $1.8 million due to the continued deterioration of the financial condition of Chief Executive.

         For the fiscal year ended December 31, 2004, interest expense was $4.2 million, compared with $4.8 million for the fiscal year ended December 31, 2003. The reduced interest expense in fiscal 2004 was primarily due to lower rates negotiated on one of our term loans in the fourth quarter of 2003 offset by increased borrowings caused by higher sales-driven receivables.

         For the fiscal year ended December 31, 2004, income taxes represent the current year provision for taxes offset by the recognition of current benefits from the reevaluation of prior year liabilities and the changes in our valuation allowances. This reevaluation of prior year liabilities is the primary reason for the decrease in Butler’s effective tax rate on income/ (loss) from continuing operations from a 27.5% benefit in 2003 to a 24.6% benefit in 2004. For the fiscal year ended December 31, 2003, income taxes mostly represent deferred benefits arising from the year’s U.S. net operating losses. Of the $6.3 million income tax benefit for 2003, approximately $2.9 million was related to future federal and state loss and tax credit carryover. (See Note 17 of the Notes to Consolidated Financial Statements)

         Butler recorded restructuring and other charges totaling approximately $2.4 million during fiscal 2003. No additional restructuring charges were recorded in fiscal 2004.

         In March 2004, Butler reached an agreement in principle with Knott Partners, L.P. and Old Oak Partners, LLC to settle certain litigation. Included in legal settlements and related costs in fiscal 2003 were the estimated costs of these settlements of approximately $1.6 million. On August 25, 2004, the Supreme Court of New Jersey approved the settlement and release agreement. Other than attorney fees incurred in 2004 and included in SG&A expenses, no additional costs for this settlement were recorded in 2004.

         Butler has elected to do annual tests for indications of goodwill impairment as of June 30 of each year. The 2004 evaluation indicated that there was no impairment of its goodwill. The 2003 evaluation indicated that goodwill recorded in the Information Technology Services segment was impaired and accordingly, we recognized a non-cash charge of approximately $12.3 million in 2003.

Discontinued Operations

         On May 30, 2003, Butler sold its UK operations. The sale agreement included a provision that entitled Butler to additional cash payments for a two-year period ended May 31, 2005 if the sold business achieved certain minimum performance targets and utilized certain tax benefits. These contingent payments were recognized as income from discontinued operations. In fiscal years 2005 and 2004, Butler received $250,000 and $125,000, respectively, of additional proceeds from its sale of the UK operations. Summarized selected financial information for the discontinued operations is as follows (in thousands):

	2005	2004	2003

Revenue	$—	$—	$10,234

Income from operations, net of tax	$250	$125	$621
Loss on disposal, net of tax	—	—	(1,407)

Income/(loss) from discontinued operations	$250	$125	$(786)

Results of Operations by Segment

         The operating segments reported below are the segments of Butler for which operating results are evaluated regularly by management in deciding how to allocate resources and in assessing performance. Butler’s reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The operating results for the Information Technology Services segment includes a goodwill impairment charge of approximately $12.3 million for the fiscal year ended December 31, 2003 Net sales and operating income/(loss) by segment are as follows (in thousands):

	2005	2004 (Restated)	2003 (Restated)

Net sales:
Technical services	$185,971	$156,938	$123,516
Telecommunication services	78,068	71,345	60,341
Information technology services	22,053	21,886	24,054
All other	1,186	1,156	1,072

Consolidated net sales	$287,278	$251,325	$208,983

Operating income/(loss):
Technical services	$17,715	$14,834	$10,673
Telecommunication services	7,113	5,759	2,964
Information technology services	1,353	1,856	(10,151)
Restructuring and other charges	—	—	(2,442)
Legal settlements and related costs	—	—	(2,262)
Corporate expenses	(15,057)	(13,695)	(16,705)

Consolidated operating income (loss)	$11,124	$8,754	$(17,923)

         For the fiscal year ended December 25, 2005, Butler’s two largest business segments, Technical Services (BTG) and Telecommunications Services (BTI). The Technical Services segment involves skilled technical and engineering personnel providing services to companies worldwide competing in a wide range of industries including aircraft/aerospace, defense, heavy equipment/machinery, research, energy, electronics, and pharmaceutical. The Telecommunications Services segment helps telecommunications equipment manufacturers and service providers upgrade wireless and wireline network infrastructure to support enhanced voice, high-speed data and video services. BTG and BTI have experienced sales growth of 18.5% and 9.4%, respectively, as compared with the year ended

December 31, 2004. BTG is Butler’s largest business segment and had the largest sales increase ($29.0 million) and percentage of sales increase (18.5%) during fiscal year 2005 as compared with the prior year. Certain BTG markets including aerospace, defense, and heavy equipment manufacturing are currently experiencing substantial growth in capital spending. BTI sales increase for the fiscal year ended December 25, 2005 was $6.7 million (9.4%) compared with the 2004 fiscal year. BTG and BTI sales increases were principally due to higher sales to our existing customers.

         The Information Technology Services segment (BTS) helps companies implement business solutions that harness the power of technology to optimize business performance. Net sales for BTS remained stable, increasing immaterially during the fiscal year ended December 25, 2005 as compared with the fiscal year ended December 31, 2004. Sales at BTS did increase during the last three quarters of 2005 as compared to the last three quarters of 2004.

         We primarily operate in the United States. Operations include the results of the India subsidiary, which represents less than 1% of net sales in all periods presented. In our Technical Services segment, those clients that individually represent 10% or more of net sales accounted for 46%, 30% and 76% of net sales for fiscal years 2005, 2004 and 2003, respectively.  Likewise, in our Telecommunication services segment, those clients that individually represent 10% or more of net sales accounted for 64%, 70% and 23% of net sales for 2005, 2004 and 2003, respectively. In our Information Technology services segment, those clients individually representing 10% or more of net sales accounted for 62%, 61% and 34% of net sales respectively for fiscal 2005, 2004 and 2003.

         For the year ended December 25, 2005, BTG and BTI each achieved growth in operating income as compared with the 2004 year. BTG’s operating income increased $2.9 million or 19.4% in line with the increase in revenue. The BTI operating income increase in the current year was $1.4 million, an increase of 23.5% when compared with the year ended December 31, 2004 primarily due to increased sales and higher margin business. BTS’s operating income decreased by $0.5 million or 27.1% as compared to the prior year due to declining sales and gross margins for two of its key customers.

         Sales and operating income for the fiscal year ended December 31, 2004 from the Company’s largest and fastest growing business segment, Technical Services, exceeded 2003’s sales and operating income by $33.4 million or 27.1% and $4.2 million or 39.0%, respectively. A large portion of the year over year increase came from work performed in the aerospace, defense and manufacturing sectors. Fiscal year 2004 sales from the Telecommunication Services segment exceeded fiscal year 2003 sales by $11.0 million or 18.2% while operating income rose $2.8 million or 94.3% for the prior year. The increased profitability was mainly due to increased volume, higher gross margin as a percent of sales and lower overhead. Revenue for the fiscal year 2004 for Information Technology Services was $2.2 million or 9.0% lower than last year as result of less billable employees. Information Technology Services’ operating income in fiscal year 2004 was $1.9 million, which is $0.3 million or 14.9% lower than fiscal year 2003’s operating income (exclusive of the goodwill impairment charge of $12.3 million in 2003).

Outlook

         Based on current business trends, Butler anticipates continued growth and profitability in 2006 and 2007. Butler’s growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on demand for services. Recent industry statistics generally support management’s observations of a stronger business environment including an improvement in the rate of economic activity, capital spending and job creation in the United States in 2006 and 2007. Management believes that Butler is pursuing a more focused business strategy, and should be able to capitalize on the improving marketplace. Butler continues to reorganize its business to achieve greater efficiencies in operations by pursuing a growth strategy focusing on key customer needs. Growth will be dependent upon the spending of our key customers, an increase in our share of the business, and an increase in the demand for offshore services.

         Should the United States economy decline in 2006 or 2007, Butler’s operating performance could be adversely impacted resulting in the need for future cost reductions, change in strategy and capital infusion. Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce Butler’s future earnings. Butler may not be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing. See also discussion under Item 1A-Risk Factors.

         The staffing services industry is very competitive and highly fragmented. There are limited barriers to entry and new competitors frequently enter the market. A significant number of its competitors are financially stronger than

Butler. We compete in national, regional and local markets with numerous temporary staffing and permanent placement companies including a number of national and regional consulting firms that offer employment-staffing services. Local employment staffing firms are typically operator-owned, and each market generally has one or more such competitors. Price competition in the staffing industry is significant, particularly for the provision of office and light industrial personnel, and pricing pressures from competitors and customers are increasing. Butler expects that the level of competition will remain high in the future, which could limit Butler’s ability to maintain or increase its market shares or profitability.

Items Affecting Comparability

         The following table reconciles the specific non-recurring items excluded from GAAP in the calculation of non-GAAP operating results for the periods indicated below (in thousands):

	2005	2004	2003

		(Restated)	(Restated)
Operating income (loss) - GAAP	$11,124	$8,754	$(17,923)
Goodwill impairment	—	—	12,331
Restructuring and other charges	—	—	2,442
Provision for doubtful accounts and notes related to Chief Executive Magazine	332	123	1,757
Legal settlements and related costs	—	—	2,262

Operating income – Non-GAAP	$11,456	$8,877	$869

Net income (loss) - GAAP	$3,835	$5,842	$(17,274)
Goodwill impairment	—	—	7,838
Restructuring and other charges	—	—	1,552
Net Provision for doubtful accounts and notes related to Chief Executive Magazine	202	95	1,117
Legal settlements and related costs	—	—	1,438

Net income (loss) – Non-GAAP	$4,037	$5,937	$(5,329)

         Non-GAAP financial measures should not be considered as a substitute for, or superior to, GAAP financial measures, which should be considered as the primary financial metrics for evaluating the Company’s performance.

LIQUIDITY AND CAPITAL RESOURCES

                 At December 25, 2005 and December 31, 2004, we had cash of approximately $0.2 million and $1.3 million, respectively, and working capital of approximately $23.2 million and $21.0 million, respectively. The increase in working capital was primarily due to the 47.1% increase in net accounts receivable that was offset by a 34.9% increase in accounts payable and accrued liabilities.

                 At December 25, 2005 and December 31, 2004, we had approximately $35.8 million and $28.3 million, respectively, of borrowings committed (outstanding balance plus letters of credit) under our revolving credit facility with General Electric Capital Corporation (“GECC”), leaving approximately $5.1 million and $5.6 million, respectively, of availability. Butler also has two term loans with GECC. The December 25, 2005 and the December 31, 2004 balances outstanding under GECC Term Loan A were $9.0 million and $14.0 million, respectively. As a result of our failure to timely file our financial statements with the Securities and Exchange Commission and as a result of our recent financial performance, we were in violation of certain terms and covenants contained in our debt agreement with GECC. We have received several waivers of these covenants and have negotiated several amendments to the agreements with GECC for extensions of time to meet the covenants.

                On April 30, 2007, Butler entered into a Sixteenth Amendment and Limited Waiver to Credit Agreement with GECC, whereby GECC waived defaults and events of defaults arising from the company’s failure to deliver Restated

Financial Statements, 2005 Year End Financial Information and the annual Financial Statements and all other documentation required for the fiscal year ended December 31, 2006.

               Our current financing arrangement (as amended) with GECC terminated on June 30, 2007 at which time we entered into an amendment with GECC, whereby GECC agreed to forbear from the exercise of any of their rights and remedies available under the Credit Agreement and the Loan Documents as a result of specified events of default through July 31, 2007.

                 On August 29, 2007, Butler obtained a $23.0 million term loan (the “Monroe Term Loan”) from Monroe Capital Management Advisors LLC. The proceeds of the Monroe Term Loan were used to pay off the existing term loan with GECC, to pay off a portion of the existing revolving credit facility with GECC (the “Senior Revolving Loan”), to provide cash collateral for an existing letter of credit, and to provide additional working capital for Butler and its subsidiaries. The Monroe Term Loan matures August 29, 2012 unless the Series A Manditorily Redeemable Preferred Shares or the GECC Revolving Line of Credit expire prior to August 29, 2012. The GECC Revolving Line of Credit expires February 1, 2008. The Series A Manditorily Redeemable Preferred Shares are redeemable July 11, 2011. Pursuant to the agreement, there are certain events that can require the Company to prepay a portion of the outstanding Monroe Term Loan. The Monroe Term Loan bears interest at the per annum rate of LIBOR plus 4.25% to 6.0%. The interest rate may also be adjusted depending upon the syndication of the Monroe Term Loan. No warrants were issued in connection with the term loan.

         Additionally, the term loan is subject to the lien of Butler’s secured lender, GECC, with whom Butler has also reached an agreement to extend the maturity date of its secured line of credit of $45 million to February 1, 2008.

         As we approach the maturity of the Monroe term loan, we will be required to either refinance with Monroe or to find a new lender. If we are unable to obtain new financing upon the termination of our current financing arrangement, it would have a material adverse effect on our business, financial condition and results of operations.

         Payrolls for billable employees are typically paid weekly and revenues for temporary staffing are recognized coincident with the payroll cycle. Customers are invoiced weekly, semi-monthly, or monthly for staffing services. Projects under fixed-price contracts are invoiced when specific milestones are met or based on a periodic schedule.

         Butler’s cash needs increased during fiscal 2005 above the levels in recent years due primarily to higher working capital requirements and increased capital spending as we grew. In addition, Butler has been required by GECC to pay certain waiver fees, and as discussed below, to make certain principal payments on loans outstanding to GECC. Due to these cash requirements, Butler has, at times, had significant liquidity concerns.

         We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

          The debt obligations of our subsidiaries, Butler Service Group, Inc. (“BSG”) and Butler New Jersey Realty Corporation (“BNJRC”), are reflected in our consolidated balance sheet. In order to obtain favorable terms, guarantees of subsidiary debt are issued to lending institutions requiring the parent company to repay the debt should BSG or BNJRC default on their debt obligations. At December 25, 2005, all of the consolidated debt of Butler is subject to these guarantees. Under the terms of the revolving credit facility, transfer of funds to the parent company by BSG is restricted. BSG and BNJRC hold approximately 84.6% and 6.1% respectively, of our consolidated assets.

Cash Requirements

      The following table summarizes Butler’s contractual obligations at December 25, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years

Revolving credit facility	$30,799	$—	$30,799	$—	$—
Total other debt	33,769	8,082	19,182	210	6,295

Total debt repayment	64,568	8,082	49,981	210	6,295

Standby letters of credit	5,774	3,774	—	2,000	—
Operating leases	4,904	2,331	2,318	255	—

Total contractual cash obligation	$75,246	$14,187	$52,299	$2,465	$6,295

Sources and Uses of Cash The following table summarizes our cash flows in 2005, 2004 and 2003 (in thousands):

	2005	2004 (Restated)	2003 (Restated)

Cash provided by (used in):
Operating activities	$(2,001)	$(665)	$4,962
Investing activities	(1,765)	(1,722)	(441)
Financing activities	2,701	3,185	(5,166)
Effects of exchange rate changes	(9)	1	28

Net Change in cash	$(1,074)	$799	$(617)

Operating Activities

         Net cash used in operating activities was approximately $2.0 million during fiscal year 2005. We had net income of approximately $3.8 million for fiscal 2005 and an increase in accounts payable and other liabilities of $6.3 million, offset primarily by an increase in accounts receivable of $17.1 million, which resulted in a negative cash flow from operations. The accounts receivable increase was primarily due to the 14.3% growth in net sales. Non-cash charges included $1.5 million of depreciation and amortization expense and $2.3 million in the provision for deferred income taxes.

         Net cash used in operating activities was approximately $0.7 million during fiscal year 2004. Although we had net income of approximately $5.8 million for the year, the increase in accounts receivable year over year of $7.0 million resulted in a negative cash flow from operations. The accounts receivable increase was primarily due to the 20.3% growth in net sales. Non-cash charges included $1.9 million of depreciation and amortization expense which was partly offset by $1.2 million from a decrease in the provision for deferred income taxes.

         Net cash provided by operating activities was approximately $5.0 million during fiscal year 2003. Although Butler had a net loss of approximately $17.3 million for the year, adjustments for non-cash charges and net changes in operating assets and liabilities resulted in a positive cash flow from operations. Non-cash charges included $12.3 million of goodwill impairment for the additional write-off of goodwill related to the Information Technology services segment, $1.4 million of net loss from the discontinued U.K. operations, $2.4 million increase in the provision for doubtful accounts and notes principally related to Chief Executive, $2.6 million of depreciation and amortization expense, $1.2 million for the Company’s Chief Executive Officer’s stock compensation award and $0.5 for additional restructuring and other costs offset by non-cash credits of $6.3 million from the increase in the provision for deferred income taxes primarily related to goodwill impairment and tax loss carryforwards.

Investing Activities

         We continued to increase our capital expenditures during fiscal year 2005 to approximately $2.0 million in response to sales growth. The capital expenditures were principally for purchases of software and related licensing fees and hardware including lease buyout costs, and capital improvements to the Montvale headquarters facility.

         Butler increased its capital expenditures from $0.6 million in fiscal year 2003 to $1.7 million in fiscal year 2004 in response to sales growth. The capital expenditures were principally for purchases of software and related licensing fees and hardware including lease buyout costs, and capital improvements to the Montvale headquarters facility.

         On May 30, 2003, we sold our UK Operations. The total gross proceeds of the sale were $2.3 million (excluding any contingent payments based on the sold business’ earnings). Butler transferred approximately $1.1 million of cash as part of the UK Operations, resulting in a net cash inflow in 2003 related to the UK Operations divestiture of $1.2 million. The loss on disposal recorded in 2003 was approximately $1.4 million.

         The acquisition of Chief Executive Magazine required a cash investment of $0.2 million in 2005.

Financing Activities

         Cash provided by financing activities was approximately $2.7 million in fiscal 2005 as compared with $3.2 million in fiscal 2004 and cash used in financing activities of approximately $5.2 million in fiscal 2003. The change in fiscal 2005 compared with fiscal 2004 was primarily due to additional borrowings and an increase in repayments of long-term debt. The change from 2003 to 2004 was primarily due to the additional borrowings under our revolving credit facility. Butler’s net sales grew by 20.3% in 2004 from 2003 thereby increasing the amount of financing required under the revolving credit facility to support the associated increase in accounts receivable.

         Butler repaid $5.1 million, $2.6 million and $0.6 million of the outstanding balance of Term Loan A with GECC and of the outstanding balance on its mortgage note in fiscal years 2005, 2004 and 2003, respectively. As amended, Butler’s credit facility with GECC increased its quarterly principal payments from $1 million to $2 million on Term Loan A after October 31, 2005. Our current financing arrangement (as amended) with GECC terminated on June 30, 2007 at which time we entered into an amendment with GECC, whereby GECC agreed to forbear from the exercise of any of their rights and remedies available under the Credit Agreement and the Loan Documents as a result of specified events of default through July 31, 2007

         As provided by the terms of GECC’s preferred stock, the shareholder has the option to collect the 7% dividend in cash or in additional shares of preferred stock. Because of a change in the tax regulations in 2002, a majority of preferred stock shareholders requested and were paid cash dividends. The Company paid approximately $0.3 million in cash dividends on its preferred stock in both fiscal years 2004 and 2003, respectively and issued approximately $0.3 million, $0.1 million and $0.1 million in additional shares of preferred stock in fiscal years 2005, 2004 and 2003, respectively. In 2005, $0.1 million was accrued for preferred dividend payments. However since all cash payments of preferred dividends were suspended in accordance with the provisions of the GECC credit facility, the accrued dividend has not been paid.

         On December 21, 2006, we announced the closing on the sale to certain institutional and non-institutional investors (the “Investors”) of $8,500,000 in shares of Series A 7% Preferred Stock (the “Shares”) and warrants to purchase 2,125,000 shares of the Company’s Common Stock at $2.00 per share in a private placement (the “Offering”). The warrants are callable under certain circumstances. Each share of Preferred Stock, along with warrants to purchase 250 shares of the Company’s Common Stock, was issued at a price of $1,000. The Preferred Stock shares are not convertible into Common Stock.

         In connection with the Offering, the Company entered into a Registration Rights Agreement with the Investors, pursuant to which the Company granted the Investors certain registration rights with respect to the Shares. The Shares sold to the Investors have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.

                 On August 29, 2007, Butler obtained a $23.0 million term loan (the “Monroe Term Loan”) from Monroe Capital Management Advisors LLC. The proceeds of the Monroe Term Loan were used to pay off the existing term loan with GECC, to pay off a portion of the existing revolving credit facility with GECC (the “Senior Revolving Loan”), to provide cash collateral for an existing letter of credit, and to provide additional working capital for Butler and its subsidiaries. The Monroe Term Loan matures August 29, 2012 unless the Series A Manditorily Redeemable Preferred Shares or the GECC Revolving Line of Credit expire prior to August 29, 2012. The GECC Revolving Line of Credit expires February 1, 2008. The Series A Manditorily Redeemable Preferred Shares are redeemable July 11, 2011. Pursuant to the agreement, there are certain events that can require the Company to prepay a portion of the outstanding Monroe Term Loan. The Monroe Term Loan bears interest at the per annum rate of LIBOR plus 4.25% to 6.0%. The interest rate may also be adjusted depending upon the syndication of the Monroe Term Loan. No warrants were issued in connection with the term loan.

         Additionally, the term loan is subject to the lien of Butler’s secured lender, GECC, with whom Butler has also reached an agreement to extend the maturity date of our secured line of credit of $45 million to February 1, 2008.

Net Cash Provided by Discontinued Operations

         Net cash provided by discontinued operations includes the income from discontinued operations and the change in assets and liabilities of the discontinued business. In 2005 and 2004, Butler received $250,000 and $125,000, respectively, of additional proceeds from its sale of the UK Operations.

Cash Management

         Our ability to make scheduled debt service payments and fund operations and capital expenditures depends on our future performance and financial results, including the successful implementation of our business strategy and, to a certain extent, the general condition of the staffing services industry and general economic, political, financial, competitive, legislative and regulatory environment. In addition, our ability to refinance our indebtedness depends to a certain extent on these factors as well. Many factors affecting Butler’s future performance and financial results, including the severity and duration of macroeconomic downturns, are beyond our control. Butler intends to use its cash flow to make debt service payments and fund its operations and capital expenditures and, therefore does not anticipate paying dividends on its common stock in the foreseeable future.

RISK MANAGEMENT

         From time-to-time Butler will use derivative instruments to limit its exposure to fluctuating interest rates. It is not our policy to use these transactions for speculation purposes. At December 25, 2005, we had no derivative instruments.

CRITICAL ACCOUNTING ESTIMATES

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions at a specific point in time that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable. Actual results could differ from those estimates. Outlined below are accounting policies, which are important to Butler’s financial position and results of operations, and require significant judgments and estimates on the part of Management. For a summary of all of our significant accounting policies, including the accounting policies discussed below, see Note 2 of Notes to Consolidated Financial Statements.

Revenue Recognition

         Butler’s revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”. A majority of our revenue is generated from time and material contracts where there is a signed agreement or approved purchase order in place that specifies the fixed hourly rate or fixed price per deliverable and other reimbursable costs to be billed based on direct labor hours incurred. Revenue is recognized on these contracts based on direct labor hours incurred. Fixed price contracts are primarily contracts to provide services related to installation and testing of equipment and for services performed by engineers. These contracts fall within the scope of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Accordingly, revenues from fixed-priced contracts are recognized on the percentage-of-completion method, measured by the percentage of services (direct labor hours) incurred to date to estimated total services (direct labor hours) for each contract. This method is used as expended direct labor hours are considered to be the best available measure of progress on these contracts. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent based upon estimating the cost to complete as determined by experience. Variations from estimated contract performance could result in adjustments to operating results.

Allowance for Doubtful Accounts and Notes

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management reviews a customer’s credit history before extending credit. Initially, we establish an allowance for doubtful accounts based on the overall aging of accounts receivable, historical trends and other information. This initial estimate is periodically adjusted when management becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing). While Butler has a large customer base that is diverse as to industry and geography, a general economic downturn in any of the industry segments in which we operate could result in higher than expected customer defaults and additional allowances may be required.

Goodwill

         Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is no longer amortized but rather is evaluated for impairment at least annually at the reporting unit level. Butler has elected to do annual tests for indications of goodwill impairment as of June 30 of each year. We utilize discounted cash flow models and relevant market multiples for comparable business to determine fair value used in the goodwill impairment evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit. Actual results could differ significantly from these estimates or related projections, resulting in impairment and losses related to recorded goodwill balances.

Workers Compensation

      Butler accepts responsibility for certain losses and costs relating to workers’ compensation, and liability insurances including losses incurred but not reported. Our liability is estimated on an undiscounted basis using statistical analysis supplied by our insurance broker and the insurance industry, and is based upon judgment and historical experience;

however, the final cost of many of these claims may not be known for ten years or longer. We purchase aggregate protection from our insurers to limit our total exposure on these programs. At December 25, 2005, these insurance-related accruals were approximately $4.2 million. Refunds on our workers compensation policy are shown as reductions of expenses in the period in which the refund is received.

          Actual results can vary from these estimates, which results in adjustments in the period of the change in estimate.

Vacation Accrual

Butler has established a vacation policy for its direct and indirect employees to provide opportunities for rest, relaxation, and personal pursuits. Direct employees, defined as billable employees, accrue vacation time on an annual basis starting and ending with their anniversary date, where applicable. The vacation accrual is estimated based on the vacation policies of our customers. Indirect employees are employees defined as performing a general and administrative role and accrue vacation based upon each eligible employee’s length of active, continuous service with the Company.

Litigation Accruals

         Butler is currently involved in certain legal proceedings and, if required, has accrued its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates.

Restructuring and other related costs

         In order to consolidate operations, downsize and improve operating efficiencies, Butler has recorded restructuring charges. The recognition of restructuring charges requires estimates and judgments regarding employee termination benefits and other exit costs to be incurred when the restructuring actions take place. Actual results can vary from these estimates, which results in adjustments in the period of the change in estimate.

Income Taxes

         Butler uses the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess recoverability of deferred tax assets. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Butler and its subsidiaries file a consolidated federal tax return. Where management believes that the deduction of an item is supportable for income tax purposes, the item is deducted in its income tax return. However, where treatment of an item is uncertain, tax accruals are established based upon potential exposure of different outcomes. These accruals are recorded in the accompanying consolidated balance sheet in other long-term liabilities, as management believes that these matters are more than one year away from any significant conclusion. Changes to these accruals may occur for varying reasons, such as, but not limited to, a settlement with relevant tax authority, the expiration of statues of limitations for the subject tax year, changes in tax laws, rules and regulations, etc.

Pension Benefit Plan Actuarial Assumptions

         Butler’s pension benefit obligations and related costs are calculated using actuarial concepts within the framework of SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and for Termination Benefits.”  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. Management evaluates these critical assumptions annually.

         To determine the expected long-term rate of return on the plan assets, management considered the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets would increase pension expense. The long-term expected rate of return on plan assets was 8.00% in both fiscal 2005 and fiscal 2004. A one-percentage point increase/decrease in the long-term return on pension asset assumption means the net periodic pension cost would decrease/increase by 0.9% of the pension benefit obligation or approximately $26,000.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). On April 14, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01 of Regulation S-X that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as originally required. Butler will adopt SFAS 123R effective January 1, 2006 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Butler will continue to utilize the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees. As of December 25, 2005, unearned compensation totaled $0.5 million. Butler estimates that the adoption of SFAS 123R will result in the recording of approximately $0.2 million in compensation expense in fiscal 2006.

         On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses the views of the SEC Staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. Butler believes that the views provided in SAB 107 are consistent with the approach taken in the valuation and accounting associated with share-based compensation issued in prior periods as well as those issued during 2005.

         On June 1, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement that do not otherwise include specific transition provisions. Previously, most changes in accounting principle were required to be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a change in accounting principle as if that principle had always been used. In addition, SFAS 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change while indirect effects should be recognized in the period of the accounting change. SFAS 154 also states that any error in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior-period adjustment by restating the prior period financial statements. SFAS 154 will be effective for fiscal years beginning after December 15, 2005. The impact of the adoption of SFAS 154 will depend upon the nature of accounting changes Butler may initiate in future periods, if any.

In February 2006, FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends FASB Statements No. 133 and 140. This statement simplifies the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. This statement also permits a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on our consolidated financial statements.

On July 14, 2006, The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”) FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. Liabilities resulting from FIN 48 are classified as long-term, unless payment is expected within the next twelve months. FIN 48 requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balance s of the unrecognized tax benefits on a worldwide aggregated basis. FIN 48 is effective for our fiscal 2007 year. Changes in net assets that result from the application of FIN 48 should be
32

recorded as an adjustment to retained earnings. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial statements upon adoption.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the rollover and iron curtain methods. SAB No. 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 157 will have on our financial statements upon adoption.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Obligations, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). The standard requires companies to recognize in their balance sheets any over or under-funded benefit obligations of each defined benefit pension and other postretirement plans. The resulting balance sheet adjustment is offset by a corresponding adjustment to other comprehensive income, net of deferred tax effects. This change would apply to the Company’s financial statements for the year ended December 31, 2006. We do not expect that the adoption of SFAS 158 will have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows, and results of operations.
33

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Butler uses financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Butler is exposed to market risk primarily from changes in interest rates, and to a lesser extent, changes in foreign currency rates. In managing exposure to these fluctuations, Butler may engage in various hedging transactions that have been authorized according to documented policies and procedures. Butler does not use derivatives for speculative or trading purposes. Butler’s capital costs are directly linked to financial and business risks.

Our exposure to market risk for changes in interest rates relates primarily to medium- and long-term debt. Our debt obligations outstanding as of December 25, 2005, are summarized in the table below. For debt obligations, the table below presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates disclosed represent the weighted average rates at the end of the period. There were no interest rate swap agreements outstanding at December 25, 2005. See Management’s Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources for discussion of new debt and refinancing.

(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Revolving credit facility - 6.25% average interest rate	$—	$30,799	$—	$—	$—	$—	$30,799	$30,799
Variable-rate Term Loan A - 6.75% average interest rate	8,000	1,000	—	—	—	—	$9,000	9,000
Variable-rate Term Loan B - 6.75% average interest rate	—	18,000	—	—	—	—	$18,000	18,000
6.85% mortgage notes	82	89	93	101	109	6,295	$6,769	5,993

	$8,082	$49,888	$93	$101	$109	$6,295	$64,568	$63,792

         Butler has received quarterly amendments to its debt agreements with GECC. As part of one amendment with GECC extending the debt maturities, the Company was required to increase its quarterly loan payments from $1.0 million to $2.0 million. We have made all required increased payments since October 2005. The increased term loan payments have reduced the availability of credit under its working capital revolver with GECC.

         Butler’s international operations are directed from offices in Hyderabad, India. Currently, approximately 3.7% of the Company’s personnel are employed in its India facility. On May 30, 2003, the Company sold its UK Operations. Included in income from discontinued operations are net sales from UK operations of $11.8 million for the year ended December 31, 2003. During fiscal years 2005, 2004 and 2003, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

34

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Butler International, Inc.:

We have audited the accompanying consolidated balance sheet of Butler International, Inc. and subsidiaries as of December 25, 2005 and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for the year ended December 25, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Butler International, Inc. and subsidiaries as of December 25, 2005, and the results of their operations and their cash flows for the year ended December 25, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP
Edison, New Jersey
October 4, 2007
36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Butler International, Inc.
Montvale, New Jersey

We have audited the accompanying consolidated balance sheet of Butler International, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audit also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Butler International, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3, the accompanying 2004 financial statements have been restated.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
July 25, 2005 (October 5, 2007, as to the effects of the restatement discussed in Note 3)

BUTLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	As of

	December 25, 2005	December 31, 2004 (Restated)

ASSETS
Current assets:
Cash	$214	$1,288
Accounts receivable, net	53,246	36,195
Inventories	74	75
Deferred income taxes	4,687	7,641
Other current assets	1,357	1,755

Total current assets	59,578	46,954
Property and equipment, net	3,026	11,682
Assets held for sale	8,889	—
Long-term deferred income taxes	6,322	5,289
Other assets	2,345	6,309
Goodwill	36,226	33,999
Other intangible assets, net	1,674	—

Total assets	$118,060	$104,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,279	$20,958
Current portion of long-term debt	8,082	5,076

Total current liabilities	36,361	26,034
Revolving credit facility – net of current portion	30,799	23,062
Long-term debt, net of current portion	25,687	33,769
Other long-term liabilities	5,085	5,371
Commitments and contingencies (see Note 9)

Stockholders’ equity:
Series B 7% Cumulative Convertible Preferred Stock: par value $0.001 per share, authorized 15,000,000, issued 6,065,189 in 2005 and 5,825,670 in 2004; Liquidation preference $6,065 in 2005 and $5,826 in 2004	6	6
Common stock: par value $0.001 per share, authorized 125,000,000; issued 11,771,796 in 2005 and 11,419,764 in 2004; outstanding 11,771,796 in 2005 and 11,389,712 in 2004	12	11
Additional paid-in capital	99,941	98,607
Receivables from stockholders	(5,735)	(5,735)
Accumulated deficit	(73,307)	(76,732)
Accumulated other comprehensive loss	(789)	(10)

Sub-total	20,128	16,147
Less - Treasury stock no shares in 2005 and 30,052 in 2004	—	(150)

Total stockholders’ equity	20,128	15,997

Total liabilities and stockholders’ equity	$118,060	$104,233

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	For the Fiscal Year Ended

	December 25, 2005	December 31, 2004 (Restated)	December 31, 2003 (Restated)

Net sales	$287,278	$251,325	$208,983
Cost of sales	235,796	207,971	172,312

Gross margin	51,482	43,354	36,671

Depreciation and amortization	1,506	1,915	2,637
Selling, general and administrative expenses	38,492	32,439	32,483
Provision for doubtful accounts	360	246	2,439
Restructuring and other charges	—	—	2,442
Legal settlements and related costs	—	—	2,262
Goodwill impairment	—	—	12,331

Operating income (loss)	11,124	8,754	(17,923)

Interest expense	5,208	4,167	4,819

Income (loss) from continuing operations before income taxes	5,916	4,587	(22,742)

Income tax expense (benefit)	2,331	(1,130)	(6,254)

Income (loss) from continuing operations	3,585	5,717	(16,488)
Income (loss) from discontinued operations, net of tax	250	125	(786)

Net income (loss)	$3,835	$5,842	$(17,274)

Income (loss) per share available to common stockholders:
Basic:
Continuing operations	$0.31	$0.52	$(1.66)
Discontinued operations	0.02	0.01	(0.08)

	$0.33	$0.53	$(1.74)

Diluted:
Continuing operations	$0.26	$0.43	$(1.66)
Discontinued operations	0.02	0.01	(0.08)

	$0.28	$0.44	$(1.74)

Average number of common shares and common share equivalents outstanding (in thousands):
Basic	10,373	10,228	10,174
Diluted	13,712	13,160	10,174

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Fiscal Year Ended

	December 25, 2005	December 31, 2004 (Restated)	December 31, 2003 (Restated)

Net income (loss)	$3,835	$5,842	$(17,274)

Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	(770)	587	166
Foreign currency translation adjustments	(9)	1	28
Reclassification of foreign currency translation losses realized upon sale of UK based operations	—	—	389

Other comprehensive income (loss)	(779)	588	583

Comprehensive income (loss)	$3,056	$6,430	$(16,691)

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended

	December 25, 2005	December 31, 2004 (Restated)	December 31, 2003 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,835	$5,842	$(17,274)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operation, net of tax	(250)	(125)	(621)
Loss on disposal of discontinued operations, net of tax	—	—	1,407
Depreciation and amortization	1,506	1,915	2,637
Provision for doubtful accounts and notes	360	246	2,439
Provision for deferred taxes	2,304	(1,160)	(6,298)
Amortization of deferred financing charges	252	682	773
Financing fees paid with stock	406	—	—
Net periodic pension (income) expense	(32)	(6)	119
Stock awards and grants	490	72	1,158
Loss (gain) on sale of equipment	26	42	(18)
Non-cash restructurings and other charges	—	—	538
Goodwill impairment	—	—	12,331
Other changes that (used) provided cash:
Accounts receivable	(17,140)	(6,990)	2,390
Inventories	1	5	15
Other current assets	(461)	334	842
Other assets	179	(1,382)	309
Accounts payable and accrued liabilities	6,392	(67)	823
Other long-term liabilities	(119)	(198)	—

Net cash (used in) provided by operating activities
Continuing operations	(2,251)	(790)	1,570
Discontinued operations	250	125	3,392

Net cash (used in) provided by operating activities	(2,001)	(665)	4,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	5	27
Capital expenditures	(1,765)	(1,727)	(601)

Net cash used in investing activities
Continuing operations	(1,765)	(1,722)	(574)
Discontinued operations	—	—	133

Net cash (used in investing activities	(1,765)	(1,722)	(441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facility	7,737	6,109	(3,029)
Repayment of long-term debt	(5,076)	(2,571)	(567)
Financing fees paid	(175)	(74)	(81)
Proceeds from exercise of stock options	215	—	—
Cash dividends on preferred shares	—	(314)	(314)
Purchase of treasury shares	—	(61)	—
Proceeds from repayment of notes receivable from director	—	96	—

Net cash provided by (used in) financing activities
Continuing operations	2,701	3,185	(3,991)
Discontinued operations	—	—	(1,175)

Net cash provided by (used in) financing activities	2,701	3,185	(5,166)

Effect of exchange rate changes on cash	(9)	1	28
Net decrease in cash	(1,074)	799	(617)

Cash at beginning of period	1,288	489	1,106

Cash at end of period	$214	$1,288	$489

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

										Accumulated
							Additional	Receivables		Other	Total
	Series B Preferred Stock		Common Stock		Treasury Stock		Paid-in	from	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Deficit	Loss	Equity

Balance at December 31, 2002	5,653,239	$6	10,183,864	$10	(15,473)	$(89)	$97,183	$(5,906)	$(64,500)	$(1,181)	$25,523
Preferred shares dividends paid in-kind	83,249	—	—	—	—	—	83	—	—	—	83
Preferred share dividends paid	—	—	—	—	—	—		—	(397)	—	(397)
Common stock issued	—	—	50,000	—	—	—	20	—	—	—	20
Restricted stock issued	—	—	1,073,400	1	—	—	1,137	—	—	—	1,138
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	166	166
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	28	28
Reclassification of foreign translation losses	—	—	—	—	—	—	—	—	—	389	389
Net loss	—	—	—	—	—	—	—	—	(17,274)	—	(17,274)

Balance at December 31, 2003	5,736,488	6	11,307,264	11	(15,473)	(89)	98,423	(5,906)	(82,171)	(598)	9,676
Preferred shares dividends paid in-kind	89,182	—	—	—	—	—	89	—	—	—	89
Preferred share dividends paid	—	—	—	—	—	—	—	—	(403)	—	(403)
Common stock issued	—	—	25,000	—	—	—	60	—	—	—	60
Restricted stock issued	—	—	100,000	—	—	—	185	—	—	—	185
Unearned compensation	—	—	—	—	—	—	(113)	—	—	—	(113)
Shares retired	—	—	(12,500)	—	—	—	(37)	—	—	—	(37)
Shares issued/(purchased)	—	—	—	—	(14,579)	(61)	—	—	—	—	(61)
Loans forgiven	—	—	—	—	—	—	—	75	—	—	75
Loans repaid	—	—	—	—	—	—	—	96	—	—	96
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	587	587
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1	1
Net income	—	—	—	—	—	—	—	—	5,842	—	5,842

Balance at December 31, 2004	5,825,670	6	11,419,764	11	(30,052)	(150)	98,607	(5,735)	(76,732)	(10)	15,997
Preferred shares dividends paid in-kind	317,064	—	—	—	—	—	317	—	—	—	317
Preferred share dividends paid	—	—	—	—	—	—	—	—	(410)	—	(410)
Conversion to common stock	(77,545)	—	—	—	22,100	150	(111)	—	—	—	39
Common stock issued	—	—	199,699	1	7,952	—	732	—	—	—	733
Restricted stock issued	—	—	50,000	—	—	—	250	—	—	—	250
Unearned compensation	—	—	—	—	—	—	(126)	—	—	—	(126)
Stock options exercised	—	—	102,333	—	—	—	272	—	—	—	272
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	(770)	(770)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(9)	(9)
Net income	—	—	—	—	—	—	—	—	3,835	—	3,835

Balance at December 25, 2005	6,065,189	$6	11,771,796	$12	—	$—	$99,941	$(5,735)	$(73,307)	$(789)	$20,128

The accompanying notes are an integral part of these consolidated financial statements.
42

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

1. DESCRIPTION OF BUSINESS AND SEGMENT INFORMATION

Butler International, Inc. (the “Company” or “Butler”) provides outsourcing, project management and technical staff augmentation services that are performed onsite at the client’s facility, offsite at a Company-owned facility, or offshore at our facility in Hyderabad, India. Butler offers expertise in technical, information technology, and telecommunications disciplines including: engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation. Combined, aerospace/aircraft and defense are Butler’s largest and fastest growing vertical industry segments.

Fiscal Year End

The Company had adopted a 52-53 week fiscal period. Prior to fiscal year 2005, the Consolidated Financial Statements presented all fiscal years to begain as of January 1 and end as of December 31 for ease or presentation. This presentation does not have a material effect on the financial condition, results of operations or cash flows.

Description of Business

Technical Services involve skilled technical and engineering personnel providing services to companies worldwide competing in a wide range of industries including aircraft/aerospace, defense, heavy equipment/machinery, research, energy, electronics, and pharmaceutical. Technical services also encompasses engineering support services including strategic consulting, project management, drafting and design, and total outsourcing, while specializing in establishing, managing, and staffing dedicated engineering support centers carrying out both long-term and short-term projects. Utilizing software design platforms such as Pro/ENGINEER, CATIA Unigraphics, and AutoCAD, Butler employees provide both staff augmentation and project engineering support in a number of different areas including design engineering, stress analysis/simulation, NC Programming, design, drafting, checking, and technical writing/illustration.

Telecommunications Services help telecommunications equipment manufacturers and service providers upgrade wireless and wireline network infrastructure to support enhanced voice, high-speed data and video services. Services may be performed in the central office, which is the nerve center of the public network, or in the outside plant, or at cell site locations. Services include integration of wireless, optical and broadband network systems, including engineering, installation and test (EF&I). Employees are skilled in working with a wide range of network equipment. We operate a technical training facility in our Irving, Texas location devoted to broadening employee technical competencies and verification of employee capabilities. Butler also provides fleet services, which involve customized fleet operations for major ground fleet-holders nationwide, mainly in the telecommunications sector, which include vehicle maintenance and repair and total fleet management solutions. Most of these services are provided by A.S.E. (Automotive Service Excellence) certified technicians.

Information Technology Services help companies implement business solutions that harness the power of technology to optimize business performance. We deliver Quality Assurance services that help clients implement more effective software quality assurance testing processes, which help prevent software defects from causing costly business interruptions. We also provide clients with onsite, offsite and offshore application development and implementation services. Butler provides the expertise clients need in order to successfully launch new or enhance existing software applications critical to internal and external business operations. Additionally, Butler provides enterprise network services which help organizations design and implement internal networks capable of addressing the demands stemming from e-business activity and inherent security risks. Clients also utilize our information technology staffing services to augment their internal IT staff. We provide these services to a variety of industries including financial services, telecommunications, and consumer products. Butler employees are specialists in a wide variety of applications, operating systems and platforms, offering a broad range of information technology expertise.

Segment Information

The operating segments reported below are the segments for which operating results are evaluated regularly by management in deciding how to allocate resources and in assessing performance. Our reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The accounting policies of the business segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of Notes to Consolidated Financial Statements. Intersegment sales are not significant. The operating results for the Information Technology Services segment includes a goodwill impairment charge of approximately $12.3 million for the fiscal year ended December 31, 2003 (see Note 2 of Notes to Consolidated Financial Statements).
43

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

Net sales and operating income (loss) by segment (in thousands):

	2005	2004 (Restated)	2003 (Restated)

Net sales:
Technical services	$185,971	$156,938	$123,516
Telecommunication services	78,068	71,345	60,341
Information technology services	22,053	21,886	24,054
All other	1,186	1,156	1,072

Consolidated net sales	$287,278	$251,325	$208,983

Operating income (loss):
Technical services	$17,715	$14,834	$10,673
Telecommunication services	7,113	5,759	2,964
Information technology services	1,353	1,856	(10,151)
Restructuring and other charges	—	—	(2,442)
Legal settlements and related costs	—	—	(2,262)
Corporate expenses	(15,057)	(13,695)	(16,705)

Consolidated operating income (loss)	$11,124	$8,754	$(17,923)

Management reviews our assets on a consolidated basis because it is not meaningful to allocate assets to the various segments. Management evaluates segment performance based on revenues and operating income. Butler does not allocate income taxes or charges determined to be non-recurring in nature, such as restructuring and impairment charges. Unallocated amounts of operating income consist of corporate expenses, certain general and administrative expenses from field operations and goodwill impairment.

The Company primarily operates in the United States. Operations include the results of the India subsidiary, which represents less than 1% of net sales in all periods presented. In our Technical services segment, those clients that individually represent 10% or more of net sales accounted for 46%, 30% and 76% of net sales for fiscal years 2005, 2004 and 2003, respectively. Likewise, in our Telecom services segment, those clients that individually represent 10% or more of net sales accounted for 64%, 70% and 23% of net sales for 2005, 2004 and 2003, respectively. In our Information Technology services segment, those clients individually representing 10% or more of net sales accounted for 62%, 61% and 34% of net sales respectively for fiscal 2005, 2004 and 2003.

No customer accounted for more than 10% of net accounts receivable as of December 25, 2005 and December 31, 2004.

2. SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Butler International, Inc. and its consolidated subsidiaries after elimination of all significant intercompany transactions and balances. On May 30, 2003, we sold our business in the United Kingdom (“UK”). The UK business had previously been reported as part of the Technical Group segment and is currently included in discontinued operations. (See Note 18)

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include workers compensation, vacation accrual, provision for income taxes and the allowance for bad debts. Actual results could differ from those estimates.
44

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

Inventory

Inventory consists of purchased goods and is valued at the lower of cost or market. Cost is determined by using an average cost per unit.

Property and Equipment

Property and equipment are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which generally range between one and ten years except for our headquarters facility which has a thirty-year life. In 2005 the headquarters was reclassified to an asset held for sale. Leasehold improvements are amortized using the straight-line method over the related lease or the estimated useful life of the asset whichever is shorter. Upon disposal of property and equipment, the asset and related accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in earnings. Fully depreciated assets are not removed from the accounts until physical disposition. Depreciation expense for the fiscal years ended December 25, 2005, December 31, 2004 and December 31, 2003 was $1.5 million, $1.9 million, and $2.6 million, respectively.

Assets held for sale

In February 2005, our Board of Directors authorized the sale of the Montvale, New Jersey facility and the establishment of worldwide headquarters in Ft. Lauderdale, Florida, where it currently leases office space. The Montvale, New Jersey facility had served as our worldwide headquarters. The Company is currently in negotiations to sell the building, although there can be no assurances when or if the sale will be consummated. Butler has classified the Montvale, New Jersey building and associated land in its balance sheet as “Assets held for sale” and is actively pursuing alternatives to sell the property. The net carrying value of the property is $8.9 million at December 25, 2005. The net proceeds from the sale of the facility will be used to retire debt. Depreciation on the facility ceased when the facility was classified as held for sale in February 2005.

Goodwill and Other Intangible Assets

We account for purchases of acquired companies in accordance with SFAS No. 141, “Business Combinations” (SFAS 141) and account for the related goodwill and other identifiable definite and indefinite-lived acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests require significant management judgments and estimates. These estimates are made based on, among other factors, consultations with an accredited independent valuation consultant, reviews of projected future cash flows and statutory regulations. In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Since the entities we have acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to our results of operations. Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill and acquired intangible assets.

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Effective January 1, 2002, Butler adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is no longer amortized but is evaluated for impairment at least annually at the reporting unit level. Butler has elected to perform annual tests for indications of goodwill impairment as of June 30 of each year. We utilize discounted cash flow models and relevant market multiples for comparable businesses to determine fair value used in the goodwill impairment evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting units. Actual results could differ significantly from these estimates or related projections, resulting in impairment and losses related to recorded goodwill balances.

Fair Value of Financial Instruments

Butler considers carrying amounts of cash, accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments. Our revolving credit facility and term loans are carried on the financial statements at cost which approximates their estimated fair values because they accrue interest at rates which generally fluctuate with interest rate trends. The carrying value of our mortgage note, including the current portion, was $6,769,000 as of December 25, 2005, compared to an estimated fair value of $6.0 million using discounted cash flows based on our incremental borrowing rate. The carrying value of the mortgage note, including the current portion, was $6.8 million as of December 31, 2004, compared to an estimated fair value of $6.7 million using discounted cash flows based on our
45

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

incremental borrowing rate. The fair value of letters of credit is determined to be zero, as management does not expect any material losses to result from these instruments because performance is not expected to be required.

Long-Lived Assets

It is our policy to review the carrying value of long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value.

Workers Compensation

Butler accepts responsibility for certain losses and costs relating to workers’ compensation, and liability insurances including losses incurred but not reported. Our liability is estimated on an undiscounted basis using statistical analysis supplied by our insurance broker and the insurance industry, and is based upon judgment and historical experience, however, the final cost of many of these claims may not be known for ten years or longer. We purchase aggregate protection from our insurers to limit our total exposure on these programs. At December 25, 2005 and December 31, 2004 these insurance-related accruals were approximately $4.2 million and $5.1 million, respectively and are included in accrued liabilities. We received a credit in 2004 of approximately $600,000 in the workers compensation reserves as a result of favorable trends in workers’ compensation occurrences and costs.

Vacation Accrual

Butler has established a vacation policy for its direct and indirect employees to provide opportunities for rest, relaxation, and personal pursuits. Direct employees, defined as billable employees, accrue vacation time on an annual basis starting and ending with anniversary date, where applicable. The vacation accrual is estimated based on the vacation policies of our customers. Indirect employees are employees defined as performing a general and administrative role and accrue vacation based upon each eligible employee’s length of active, continuous service with the Company.

Defined Pension Plan

We record annual amounts relating to our defined pension plan based on calculations which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases and turnover rates. We review these actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under our plan are reasonable based on our experience, market conditions and input from our actuaries and investment advisors.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent re-issuances of shares are credited or charged to additional paid-in capital using the average-cost method.

Stock-Based Compensation

Butler accounts for employee stock options and share awards under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted. Accordingly, compensation cost for stock options and share awards is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the exercise price an employee must pay to acquire the stock. We recognize compensation cost arising from the issuance of share awards over the vesting period of the stock grant. We have recognized no compensation expense related to employee stock options for any year shown as Butler grants stock options with the exercise price equal to the market value of the common stock on the date of grant. Compensation costs for share awards amounted to approximately $124,000, $72,000 and $1,137,000 for fiscal years 2005, 2004 and 2003, respectively. See Note 10 regarding our stock option plans and Note 11 regarding our share awards.

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in our financial statements. The Statement also allows us to continue to account for stock-based employee compensation using the intrinsic value for equity instruments. We have adopted the disclosure-only provision of SFAS No. 123, which requires that we provide pro forma information regarding net income (loss) and net income (loss) per common share as if the fair value method of accounting had been used. We also adopted the disclosure portion of SFAS No.
46

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Had compensation cost for the stock options issued and share awards granted been determined based on the fair value at the grant date and recognized over the service period, which is usually the vesting period, consistent with provisions of SFAS No. 123, our net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated as follows:

	2005	2004 (Restated)	2003 (Restated)

Net income (loss) - as reported	$3,835	$5,842	$(17,274)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	75	56	723
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(295)	(384)	(1,012)
Less: Preferred stock dividends	(410)	(403)	(397)

Net income (loss) basic pro forma	$3,205	$5,111	$(17,960)

Add: Income impact of assumed conversions	410	403	—

Net income (loss) – diluted pro forma	3,615	5,514	(17,960)

Income (loss) per share available to common stockholders:
Basic - as reported	$0.33	$0.53	$(1.74)
Basic - pro forma	0.31	0.50	(1.77)

Diluted - as reported	$0.28	$0.44	$(1.74)
Diluted - pro forma	0.26	0.42	(1.77)

The weighted average fair value of options granted during fiscal years 2005, 2004, and 2003 was estimated to be $2.28, $1.06, and $0.50, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions assuming no dividends paid in the foreseeable future:

	2005	2004	2003

Risk-free interest rate	4.25%	4.14%	3.98%
Expected life	5 Years	5.9 Years	6.1 years
Expected volatility	66%	83.81%	101.53%
Dividend rate	0%	0%	0%

Revenue Recognition

Butler’s revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”. A majority of our revenue is generated from time and material contracts where there is a signed agreement or approved purchase order in place that specifies the fixed hourly rate or fixed price per deliverable and other reimbursable costs to be billed based on direct labor hours incurred. Revenue is recognized on these contracts based on direct labor hours incurred. Fixed price contracts are primarily contracts to provide services related to installation and testing of equipment and for services performed by engineers. These contracts fall within the scope of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Accordingly, revenues from fixed-priced contracts are recognized on the percentage-of-completion method, measured by the percentage of services (direct labor hours) incurred to date to estimated total services (direct labor hours) for each contract. This method is used as expended direct labor hours are considered to be the best available measure of progress on these contracts. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent based upon estimating the cost to complete as determined by experience. Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in accounts receivable. Billings in excess of revenue that is recognized on service contracts are recorded as deferred income until the above revenue recognition criteria are met. Variations from estimated contract performance could result in adjustments to operating results.

47

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

Allowance for Doubtful Accounts and Notes

Butler maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Credit is extended based on evaluation of customers’ financial condition. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are treated as a reduction of the provision for doubtful accounts. While Butler has a large customer base that is diverse as to industry and geography, a general economic downturn in any of the industry segments in which Butler operates could result in higher than expected customer defaults and additional allowances may be required.

Rent Expense

Minimum rental expenses are recognized over the term of the lease. We recognize minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to occupancy. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. We also may receive tenant allowances including cash or rent abatements, which are reflected in other accrued expenses on the consolidated balance sheet and are amortized as a reduction to rent expense over the term of the lease. Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based upon use of utilities and the landlord’s operating expenses. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Income Taxes

Butler uses the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically assess recoverability of deferred tax assets. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Butler and its subsidiaries file a consolidated federal tax return. Where management believes that the deduction of an item is supportable for income tax purposes, the item is deducted in its income tax return. However, where treatment of an item is uncertain, tax accruals are established based upon potential exposure of different outcomes. These accruals are recorded in the accompanying consolidated balance sheet in other long-term liabilities, as management believes that these matters are more than one year away from any significant conclusion. Changes to these accruals may occur for varying reasons, such as, but not limited to, a settlement with relevant tax authority, the expiration of statues of limitations for the subject tax year, changes in tax laws, rules and regulations, etc.

Earnings Per Common Share

Butler presents both basic and diluted net income (loss) per common share. Basic earnings per common share are calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Earnings per common share assuming dilution reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of Butler. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Accordingly, all common equivalent shares were excluded from the calculation of diluted loss per share for the year ended December 31, 2003. We use the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation. For the years ended December 25, 2005, and December 31, 2004, and 2003, there were options and warrants totaling 743,100, 1,144,604, and 1,459,458, respectively, where the exercise price was greater than the average market price of the common shares and were excluded from the computation of diluted net income (loss) per share.

The following table presents the computation of basic and diluted net income (loss) per common share from continuing operations:
48

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

	2005	2004 (Restated)	2003 (Restated)

Income/(loss) from continuing operations	$3,585	$5,717	$(16,488)
Less: Preferred stock dividends	(410)	(403)	(397)

Net income (loss) - basic earnings per share calculation	3,175	5,314	(16,885)
Add: Income impact of assumed conversions:
Convertible preferred stock dividend	410	403	—

Net income (loss) - diluted earnings per share calculation	$3,585	$5,717	$(16,885)

Weighted-average number of common shares:
Basic	10,373	10,228	10,174
Add: Incremental shares from assumed conversions:
Restricted common stock	1,140	1,094	—
Stock options and warrants	534	197	—
Convertible preferred stock	1,665	1,641	—

Diluted	13,712	13,160	10,174

Net income (loss) per common share from continuing operations:
Basic	$0.31	$0.52	$(1.66)
Diluted	$0.26	$0.43	$(1.66)

Recently Issued Financial Accounting Standards

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). On April 14, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01 of Regulation S-X that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as originally required. Butler will adopt SFAS 123R effective January 1, 2006 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Butler will continue to utilize the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees. As of December 25, 2005, unearned compensation totaled $0.5 million. Butler estimates that the adoption of SFAS 123R will result in the recording of approximately $0.2 million in compensation expense in fiscal 2006.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses the views of the SEC Staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. Butler believes that the views provided in SAB 107 are consistent with the approach taken in the valuation and accounting associated with share-based compensation issued in prior periods as well as those issued during 2005.

On June 1, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement that do not otherwise include specific transition provisions. Previously, most changes in accounting principle were required to be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a change in accounting principle as if that principle had always been used. In addition, SFAS 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change while indirect effects should
49

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

be recognized in the period of the accounting change. SFAS 154 also states that any error in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior-period adjustment by restating the prior period financial statements. SFAS 154 will be effective for fiscal years beginning after December 15, 2005. The impact of the adoption of SFAS 154 will depend upon the nature of accounting changes Butler may initiate in future periods, if any.

In February 2006, FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends FASB Statements No. 133 and 140. This statement simplifies the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. This statement also permits a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on our consolidated financial statements.

On July 14, 2006, The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”) FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. Liabilities resulting from FIN 48 are classified as long-term, unless payment is expected within the next twelve months. FIN 48 requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balance s of the unrecognized tax benefits on a worldwide aggregated basis. FIN 48 is effective for our fiscal 2007 year. Changes in net assets that result from the application of FIN 48 should be recorded as an adjustment to retained earnings. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial statements upon adoption.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the rollover and iron curtain methods. SAB No. 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 157 will have on our financial statements upon adoption.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Obligations, an amendment of FASB Statements No. 87, 88, 106 and 132(R) “(“SFAS 158”). The standard requires companies to recognize in their balance sheets any over or under-funded benefit obligations of each defined benefit pension and other postretirement plans. The resulting balance sheet adjustment is offset by a corresponding adjustment to other comprehensive income, net of deferred tax effects. This change would apply to the Company’s financial statements for the year ended December 31, 2006. We do not expect that the adoption of SFAS 158 will have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows, and results of operations.

3.	RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

          In compiling our results for the third quarter ended September 25, 2005, management identified certain errors that had occurred in previous financial periods. Management has evaluated the qualitative and quantitative impact of these errors in accordance with generally accepted accounting principals and has determined that the effect on the current year and on any previous periods is material to our consolidated financial statements taken as a whole and required restatements of our annual and quarterly financial statements beginning with the financial statements for the years ended December 31, 2002 included in the 2004 Annual Report on Form 10-K and to and including the financial statements included in the June 26, 2005 quarterly report on Form 10-Q.

         On April 13, 2006, the Audit Committee of the Board of Directors, after consultation with management, determined that based upon certain errors relating to income taxes, income tax liabilities, deferred tax assets and liabilities, we need to revise our original calculations.

         In addition, we reviewed our tracking system for our employees’ compensated absences and noted that the Company did not accrue for all necessary compensated absences.

         Lastly, we concluded that in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we should restate our Consolidated Statements of Cash Flows to appropriately classify cash flows from discontinued operations.

         The quarterly reports on Form 10-Q for the first and second fiscal quarters of 2006 and third quarter of 2005 will be filed soon after this filing and will contain restated financial data for the corresponding quarters in 2005 and 2004, respectively. The Company’s amended Annual Report for the year ended December 31, 2004 on Form 10-K/A will be filed simultaneously with this Form 10-K.

         The following tables set forth the effects on the Company’s consolidated balance sheets as of December 31, 2004 and the consolidated statements of operations and cash flows for the years ended December 31, 2004 and 2003:

		2004			2003

	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated

Consolidated Balance Sheets at December 31,
Deferred income taxes	$7,577	$64	$7,641	$7,017	$1	$7,018
Total current assets	46,890	64	46,954	41,721	1	41,722
Long-term deferred income taxes	5,845	(556)	5,289	8,763	(359)	8,404
Total assets	104,725	(492)	104,233	98,566	(358)	98,208
Accounts payable and accrued liabilities	19,659	1,299	20,958	20,175	1,141	21,316
Total current liabilities	24,735	1,299	26,034	24,246	1,141	25,387
Other long-term liabilities	1,808	3,563	5,371	2,945	5,902	8,847
Accumulated deficit	(71,378)	(5,354)	(76,732)	(74,770)	(7,401)	(82,171)
Total liabilities and stockholders’ equity	$104,725	$(492)	$104,233	$98,566	$(358)	$98,208

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

		2004			2003

	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated

Consolidated Statements of Operations for the years ended December 31,
Cost of sales	$207,814	$157	$207,971	$172,497	(185)	$172,312
Gross margin	43,511	(157)	43,354	36,486	185	36,671
Selling, general and administrative expenses	32,351	88	32,439	32,483	—	32,483
Provision for doubtful accounts and notes	334	(88)	246	2,439	—	2,439
Operating income (loss)	8,911	(157)	8,754	(18,108)	185	(17,923)

Income tax expense (benefit)	1,074	(2,204)	(1,130)	(8,355)	2,101	(6,254)
Income (loss) from continuing operations	3,670	2,047	5,717	(14,572)	(1,916)	(16,488)
Net income (loss)	3,795	2,047	5,842	(15,358)	(1,916)	(17,274)

Basic earnings (loss) per share-continuing operations	$0.32	0.20	$0.52	$(1.47)	(0.19)	$(1.66)
Total basic earnings (loss) per share	$0.33	0.20	$0.53	$(1.55)	(0.19)	$(1.74)
Diluted earnings (loss) per share-continuing operations	$0.28	0.15	$0.43	$(1.47)	(0.19)	$(1.66)
Total diluted earnings (loss) per share	$0.29	0.15	$0.44	$(1.55)	(0.19)	$(1.74)

		2004			2003

	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated

Consolidated Statements of Cash Flows for the years ended December 31,
Cash flows from operating activities:
Net income	$3,795	2,047	$5,842	$(15,358)	(1,916)	$(17,274)
Provision for deferred taxes	1,044	(2,204)	(1,160)	(8,400)	2,102	(6,298)
Other assets	(1,381)	(1)	(1,382)	309	—	309
Current liabilities	(237)	170	(67)	1,009	(186)	823
Other long term liabilities	(198)	—	(198)	—	—	—

Net cash (used in) provided by operating activities:
Discontinued operations	—	125	125	—	3,392	3,392

Cash from (used in) operating activities	(790)	125	(665)	1,570	3,392	4,962

Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	—	—	1,209	(1,076)	133
Net cash (used in) provided by investing activities:
Continuing operations	(1,722)	—	(1,722)	635	(1,209)	(574)
Discontinued operations	—	—	—	—	133	133
Cash from (used in) investing activities	(1,722)	—	(1,722)	635	(1,076)	(441)

Cash flows from financing activities:
Net cash (used in) provided by financing activities:
Continuing operations	3,185	—	3,185	(3,991)	—	(3,991)
Discontinued operations	—	—	—	1,141	(2,316)	(1,175)
Cash from (used in) financing activities	3,185	—	3,185	(3,991)	(1,175)	(5,166)

Net cash provided by discontinued operations	125	(125)	—	1,141	(1,141)	—

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

4.	ACQUISITIONS

In 2004, we notified the Chief Executive Group, L.P. (“CE Group”) of our intent to initiate legal proceedings to foreclose on all of Chief Executive Magazine, Inc.’s (“Chief Executive”) property and assets due to Chief Executive’s inability to repay its obligations to us. See Note 20, Related Party Transactions, for additional information. Negotiations for the non-judicial transfer to Butler of all the assets and certain liabilities of Chief Executive were substantially completed and we acquired Chief Executive’s assets in December 2005. General Electric Capital Corporation (“GECC”), our principal debt holder, consented to the foreclosure on the Chief Executive property and assets.

We intend to hold and operate the net assets of Chief Executive acquired through foreclosure. The acquisition has been accounted for as a purchase subject to the provision of SFAS No. 141. The net assets were recorded at fair value in December 2005. In connection with the determination of the fair value of the Chief Executive’s net assets, Butler obtained an independent appraisal to assist in the fair value allocation.

The net assets acquired through the foreclosure total $4.1 million and include goodwill of $2.2 million and intangible assets of $1.7 million. Of the $1.7 million of acquired intangible assets, $1.5 million was assigned to registered trademarks that are not subject to amortization. The remaining $.2 million of acquired intangible assets has a weighted average useful life of approximately four years. The intangibles that make up that amount include subscriber relationships of $.2 million (4-year weighted-average useful life) and $.1 million of advertiser relationships (4-year weighted-average useful life).

The goodwill of $2.2 million was assigned to the “Other” segment.

As the net tangible assets were acquired in late December 2005, the results of operations of Chief Executive have not been included in our Consolidated Statements of Operations for the year ended December 25, 2005. The expected future operating results of Chief Executive is immaterial to the operating results of Butler when taken as a whole. Pro forma financial information has been excluded, as the information is considered immaterial. Approximately $4.1 million in net accounts receivable and net notes receivable were converted to equity upon the foreclosure. Refer to Note 20 – Related Party Transactions.

5.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Details of certain balance sheet accounts are as follows:

	2005	2004 (Restated)

Accounts Receivable:
Trade accounts receivable	$45,387	$31,991
Other including unbilled revenue	9,460	7,342
Allowance for doubtful accounts	(1,601)	(3,138)

	$53,246	$36,195

Property and Equipment:
Land	$—	$5,662
Buildings	—	4,168
Motor vehicles and equipment	6,663	6,216
Computer hardware and software	16,862	15,663
Leasehold improvements	560	2,545

	24,085	34,254
Less accumulated depreciation	(21,059)	(22,572)

	$3,026	$11,682

Accounts payable and accrued liabilities:
Accounts payable	$4,639	$3,010
Payroll and related benefits	10,418	6,074
Pension and other deferred benefits	2,741	2,234
Insurance-related payables	4,198	5,092
Accrued legal costs	243	300
Accrued audit costs	362	397
Taxes other than income taxes	2,629	1,957
Accrued restructuring charges	117	388
Bank Overdraft	779	—
Other accrued liabilities	2,153	1,506

	$28,279	$20,958

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

Other accrued liabilities are comprised of a volume discounts accrual, sales reserve, utilities accrual, professional fees and security deposit of our real estate lessees.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

On June 30, 2005, 2004 and 2003, Butler performed its annual goodwill impairment evaluation. To determine the implied fair value of each of its reporting units, we used a present value technique (discounted cash flows) corroborated by market multiples for all reporting units. The 2005 and 2004 evaluation indicated that there was no impairment of its goodwill. The 2003 evaluation indicated that goodwill recorded in the Information Technology Services segment was impaired and accordingly, we recognized a non-cash charge of approximately $12.3 million, (approximately $7.9 million, net of tax) in 2003. The primary factor resulting in the impairment charge was the continuing difficult economic environment in the information technology sector.

There was no change in the carrying amount of goodwill for the years ended December 31, 2003 and 2004. The change in the carrying amount of goodwill for the years ended December 25, 2005, December 31, 2004 and 2003, by operating segment, was as follows:

	Technical Services	Telecomm- unication Services	Information Technology Services	Other	Total

Balance at December 31, 2003	$18,581	$7,803	$7,615	$—	$33,999
Goodwill acquired	—	—	—	—	—

Balance at December 31, 2004	18,581	7,803	7,615	—	33,999
Goodwill acquired	—	—	—	2,227	2,227

Balance at December 25, 2005	$18,581	$7,803	$7,615	$2,227	$36,226

The net increase in the Other segment totaling $2.2 million reflects the acquisition through foreclosure of Chief Executive. See Note 4, Acquisitions.

All identifiable intangible assets as of December 25, 2005 are being amortized on a straight-line basis over the lives of the intangibles. The weighted average amortization period for all of the identifiable intangible assets is four years. Estimated amortization expense in fiscal years 2006 through 2009 is $45,000 per year. There was no amortization expense in 2005, 2004 or 2003. The net carrying value of the identifiable intangible assets for the year ended December 25, 2005 is as follows:
54

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

	As of December 25, 2005

	Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Subscriber relationships	$130	$—
Advertiser relationships	51	—

	$181	$—

Indefinite lived intangible assets:
Trademark	$1,493

Total other intangible assets, net	$1,674

7.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

Butler has a funded noncontributory defined benefit pension plan (the “Plan”). Benefits under the Plan are determined based on earnings and period of service. Butler funds the Plan in accordance with the minimum funding requirements of the Employees Retirement Income Security Act of 1974. A participant’s Employee Stock Option Plan (“ESOP”) credits reduced benefits payable under the Plan. Effective June 1997, retroactive to December 31, 1996, we froze future benefit accruals under the Plan and ESOP. We use a December 31 measurement date.

Butler recognized a settlement loss of approximately $73,000 during 2003 resulting from reductions in employment levels primarily in connection with restructuring activities. A settlement under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” must be recognized when the amount of single sum payments made during the year exceeded the sum of service and interest costs for that year. In 2003, the settlement was deemed to have occurred as of December 31, 2003.

The accumulated benefit obligation for the Plan was approximately $2.9 million and $2.6 million at December 25, 2005 and 2004, respectively. At December 31, 2003, Butler reduced its additional minimum pension liability by approximately $.3 million to approximately $.8 million. At December 31, 2004, the fair value of plan assets exceeded the accumulated benefit obligation of the pension plan. Accordingly, in accordance with SFAS No. 87, “Employer’s Accounting for Pensions”, we recorded a prepaid pension asset of approximately $.8 million in 2004. At December 25 2005, the accumulated benefit obligation of the pension plan exceeded the fair value of plan assets. Accordingly, in accordance with SFAS No. 87, “Employer’s Accounting for Pensions”, we recorded accrued pension cost of approximately $1.3 million in 2005.The adjustments to the additional minimum pension liability were recorded in accumulated other comprehensive income.

Net periodic pension (income)/expense in 2005, 2004 and 2003 included the following components:

	2005	2004	2003

Interest cost	$148	$148	$159
Return on assets	(211)	(190)	(166)
Recognized net actuarial loss/(gain)	31	36	53
Settlement losses	—	—	73

Net periodic pension expense/(income)	$(32)	$(6)	$119

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

The weighted-average assumptions were as follows:
	2005	2004	2003

Weighted average assumptions used to determine funded status:
Discount rate	5.41%	5.66%	6.00%
Rate of compensation increase (1)	n/a	n/a	n/a

Weighted average assumptions used to determine net periodic pension costs:
Discount rate	5.66%	6.00%	6.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase (1)	n/a	n/a	n/a

(1) Not applicable as future benefit accruals were frozen.

The change in benefit obligation, change in plan assets and reconciliation of funded status of the Plan for 2005 and 2004 are as follows:

	2005	2004

Change in benefit obligation:
Benefit obligations at beginning of year	$2,632	$2,575
Interest cost	148	148
Actuarial loss	195	52
Benefits paid	(119)	(143)
Settlements	—	—

Benefit obligations at end of year	$2,856	$2,632

Change in plan assets:
Fair value of the plan assets at beginning of year	$2,660	$2,403
Actual return on plan assets	(120)	400
Benefits paid	(119)	(143)

Fair value of the plan assets at end of year	$2,421	$2,660

Funded status of plan:
At beginning of year	$795	$28
Net periodic pension income	33	—
Unrecognized actuarial loss	—	767
Adjustment to recognize minimum liability	(1,263)	—

Net amount recognized	$(435)	$795

Amounts recognized in the consolidated balance sheet consisted of

	2005	2004

Prepaid/(accrued) pension cost	$(435)	$795
Accumulated other comprehensive loss	1,263	—

Net amount recognized	$828	$795

The expected long-term rate of return on plan assets represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation is to be paid. Butler determines its expected long-term rate of return based upon historical market returns for equities and fixed income securities, adjusted as deemed appropriate to reflect more recent capital market experiences as well as the rate of inflation and interest rates. The expected long-term rate of return is then validated by comparison to independent sources, which include actuarial consultants.

The Plan’s asset allocations at December 25, 2005 and December 31, 2004, by asset category were as follows:

	2005	2004

Equity securities	94%	92%
Cash and cash equivalents	6%	8%

	100%	100%

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

Butler’s pension assets are currently invested in domestic and international stocks and money market funds. Butler employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Current market conditions as well as forward-looking return expectations are evaluated based on the demographics of the plan’s participants, as part of our investment policy process. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. As a result asset allocations may vary over time as management tries to achieve a desired total asset return over the long term, with an accepted level of risk in the shorter term. Investment risk is measured in terms of likely volatility of annual investment returns, pension expense and funding requirements and monitored on an ongoing basis through periodic investment portfolio reviews. Butler also uses a third party to provide investment-consulting services.

Equity securities include 61,900 shares of Butler International Inc. common stock with a market value of approximately $207,000 (8.55% of total plan assets) and $253,000 (9.52% of total plan assets) at December 25, 2005 and December 31, 2004, respectively.

Butler does not expect to make any contributions to the Plan in 2006. Estimated future benefit payments are as follows:

2006	2007	2008	2009	2010	2011-2015

$44	$55	$68	$83	$106	$851

401(K) Plan

Butler provides a 401(k) savings plan. Butler suspended its matching program from September 1, 2002 to December 31, 2004. As of January 1, 2005, we reinstated the matching program. We made matching contributions of approximately $1.2 million in 2005.

Butler maintains a supplemental executive retirement plan (“SERP”) for certain key employees. This plan allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax-deferred earnings, plus investment earnings on the deferred balances, as a retirement fund. Participants do not receive a Company match on any of these deferrals. All employee deferrals vest immediately.

Post- employment and Postretirement Benefits

Butler currently does not provide post-employment and postretirement benefits other than the benefit plans stated above.

8.	DEBT

Debt is summarized as follows:

	2005	2004

Revolving credit facility expiring 2006 with average interest rate of 6.25% for 2005 and 4.37% for 2004	$30,799	$23,062
Variable-rate Term Loan A due 2006 with average interest rate of 6.75% for 2005 and 4.87% for 2004	9,000	14,000
Variable-rate Term Loan B due 2006 with average interest rate of 6.75% for 2005 and 4.87% for 2004	18,000	18,000
6.85% mortgage note due 2012	6,769	6,845

	64,568	61,907
Less current portion	(8,082)	(5,076)

	$56,486	$56,831

At December 25, 2005, the aggregate principal amounts of long-term debt scheduled for repayment for the years 2006 through 2010 were $8,082,000, $49,888,000, $93,000, $101,000, $109,000 with $6,295,000 due thereafter. In 2006, we obtained an amendment to our credit agreement extending our revolving credit facility and term loans to June 30, 2007. We plan to renew or extend this facility prior to its scheduled expiration. The debt obligations of our subsidiaries, Butler Service Group, Inc. (“BSG”) and Butler New Jersey Realty Corporation (“BNJRC”), are reflected in our consolidated balance sheet. In order to obtain favorable terms, guarantees of subsidiary debt are issued to lending institutions requiring the parent company to repay the debt should BSG or BNJRC default on their debt obligations. At December 25, 2005, all of our consolidated debt is subject to these guarantees. Under the terms of the debt agreement, transfer of funds to the parent
57

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

company by BSG is restricted. BSG and BNJRC hold approximately 84.6% and 6.1%, respectively, of our consolidated assets. Refer to Note 22 Subsequent Events - Debt Agreements.

Revolving Credit Facility

GECC provides Butler with a revolving credit facility for loans up to $47 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million. The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending billed receivables. On March 25, 2005, Butler and GECC entered into an amendment to the Second Amended and Restated Credit Agreement, dated September 28, 2001 (the “Credit Agreement”). This amendment, among other things, extends the term of the credit facility and two term loans to April 1, 2006 and increases the quarterly principal payments due October 1, 2005 and thereafter on Term A by $1.0 million to $2.0 million. The interest rate on both term loans is based on the 30-day Commercial Paper Rate plus three hundred fifty basis points which is the same interest Butler pays on its Term Loan A. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B.

At December 25, 2005, $30.8 million was outstanding under the revolving credit facility and an additional $5.8 million was used to collateralize letters of credit. The interest rate in effect at December 25, 2005 was 7.21%. At December 25, 2005, $9.0 million and $18.0 million were outstanding under Term Loan A and Term Loan B, respectively, each with an effective interest rate of 7.71%.

In fiscal 2005, the Company received a limited waiver to waive certain reporting and ratio covenants resulting in the compliance with its covenants. The Company was also in compliance at December 31, 2004.

See Note 22 Subsequent Events – Debt Agreements for further discussion of the Company’s debt agreement with GECC.

Letters of Credit

Butler has standby letters of credit in the amount of $3.8 million as collateral against its insurance program. These letters are renewed annually. We also have a $2.0 million letter of credit associated with the mortgage note.

Facility Mortgage

Butler has a 10-year, $7.0 million mortgage for its corporate office facility. The mortgage note has a fixed interest rate at 6.85%. The mortgage note contains various financial and other covenants including the requirement to meet certain fixed charge coverage and liquidity amounts. We were in compliance with all covenants at December 25, 2005 and December 31, 2004.

Interest Rate Risk Management

We may use interest rate swap agreements from time to time to manage the impact of interest rate changes on underlying floating-rate mortgage. During 2005 and 2004, the Company did not enter into any swap agreements.

9.	COMMITMENTS AND CONTINGENCIES

Butler has operating leases for office space, furniture and computer and office equipment. Substantially all of the property leases provide for increases based upon use of utilities and lessors’ operating expenses. Net rent expense for the fiscal year ended December 25, 2005, and calendar years ended December 31, 2004 and 2003 was approximately $2.5 million, $2.3 million, and $3.1 million respectively. Butler had rental income for the fiscal years ended December 25, 2005, and December 31, 2004 and 2003 of approximately $1.0 million, $1.3 million, and $0.9 million respectively. Estimated minimum future rental commitments under non-cancelable leases at December 25, 2005 are as follows:

2006	2007	2008	2009	2010	Thereafter	Total

$2,296	$1,625	$685	$255	$32	$—	$4,893

Butler and its subsidiaries are parties to various legal proceedings and claims incidental to their normal business operations for which no material liability is expected beyond which is recorded. While the ultimate resolution is not known, management does not expect that the resolution of such matters will have a material adverse effect on our consolidated financial statements and results of operations.
58

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

In March 2004, Butler reached an agreement in principal with Knott Partners, L.P. and Old Oak Partners, LLC to settle certain litigation. Included in legal settlements and related costs in 2003 were the estimated costs of these settlements of approximately $1.6 million. On August 25, 2004, the Supreme Court of New Jersey approved the settlement and release agreement. The final agreement included the following terms, among others:

(i.)	Edward M. Kopko (“E. Kopko”) will waive any right he may have to receive payments or compensation for damages arising out of Butler’s asserted breach of his Second Amended and Restated Employment Agreement;

(ii.)	E. Kopko will waive all rights he or his affiliates may have to receive managing general partner’s fees arising out of his affiliation with the Chief Executive Group, L.P. and E. Kopko will cooperate fully in any judicial or non-judicial foreclosure of the Company’s interest in Chief Executive Magazine;

(iii.)	The current directors with outstanding loans from Butler shall, subject to certain limitations, repay certain outstanding loans through cash payment or tender to Butler of shares of stock of Butler, provided that the closing price of the common or preferred stock reaches or exceeds $10.00 per share, averages $10.00 per share over a period of thirty consecutive days, and does not fall below such $10.00 per share purchase price prior to repayment (see Note 20 of Notes to Consolidated Financial Statements.); and

(iv.)	Butler will pay the legal fees and disbursements of Knott Partners, L.P. and Old Oak Partners, LLC related to the lawsuit, not to exceed $400,000.

10.	STOCK OPTIONS

Butler has in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel. Butler has adopted a 1985 non-qualified Stock Option Plan, a 1989 Directors Option Plan, a 1992 Stock Option Plan, and a 1992 Stock Option Plan for Non-employee Directors. Options granted under the 1992 and 1985 stock plans expire ten years from the date they were granted and vest over service periods that range between zero to five years. There were a total of 3,950,000 shares authorized under these plans. Options granted under the 1989 and 1992 Directors Stock Option Plans expire five and ten years, respectively, from the date of grant and vest immediately. There were a total of 937,500 shares authorized under the director plans. There are no available shares issuable under these plans.

In 2002, the stockholders approved the 2002 Stock Incentive Plan. In 2004, the stockholders approved an amendment to the 2002 Stock Incentive Plan to increase the number of shares authorized under this plan from 1,500,000 to 2,000,000. As of December 25, 2005, there were 644,500 shares issued under the 2002 Stock Incentive Plan and 1,355,500 shares are available for future issuance.

In 2003, the stockholders approved the 2003 Stock Incentive Plan. Butler may grant up to 5,000,000 shares of common stock under this plan and the Board of Directors can no longer grant awards under the Company’s other stock option and stock bonus plans, except for the 2002 Stock Incentive Plan. As of December 25, 2005, there were 250,000 shares issued under the 2003 Stock Incentive Plan and 4,750,000 shares are available for future issuance.

During 2005, Butler issued through its 2002 Stock Incentive Plan a total of 155,000 stock options to officers of Butler. Also during 2005, Butler issued through its 2002 Stock Incentive Plan a total of 126,000 stock options to Butler’s non-employee directors.

During 2004, Butler issued through its 2002 Stock Incentive Plan and 2003 Stock Incentive Plan a total of 57,500 and 250,000, respectively, stock options to officers of Butler. Also during 2004, we issued through our 2002 Stock Incentive Plan a total of 126,000 stock options to Butler’s non-employee directors.

During 2003, we issued through our 2002 Stock Incentive Plan a total of 126,000 stock options to Butler’s non-employee directors.

The following is a summary of stock option activity for the three fiscal years ended December 25, 2005:
59

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

	2005		2004		2003

	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Outstanding balance at beginning of year	1,853,958	$4.57	1,562,958	$5.67	1,568,833	$6.18
Granted	281,000	3.89	433,500	1.81	126,000	0.74
Exercised	(102,333)	2.10	—	—	—	—
Canceled	—		(105,000)	10.03	(120,625)	7.45
Expired	(86,025)	3.28	(37,500)	3.33	(11,250)	2.08

Outstanding balance at end of year	1,946,600	$4.55	1,853,958	$4.57	1,562,958	$5.67

Options exercisable at end of year	1,668,650	$4.74	1,454,903	$5.25	1,305,403	$6.14

Summarized below are stock options outstanding under the Company’s option plans at December 25, 2005:

	Options Outstanding			Options Exercisable

	Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 - $1.00	108,000	7.6	$0.74	108,000	$0.74
$1.50 - $5.25	1,279,000	7.2	2.57	1,001,050	2.32
$5.50 - $8.63	381,600	2.9	7.57	381,600	7.57
$9.68 - $17.67	178,000	3.0	14.67	178,000	14.67

Total	1,946,600	6.0	$4.55	1,668,650	$4.74

11.	EMPLOYEE STOCK PURCHASE PLAN

The Butler International, Inc. 1990 Employee Stock Purchase Plan (the “ESP Plan”) made available $2.5 million for loans to officers, directors and other key employees to purchase Butler International, Inc. stock. Loans under ESP Plan are non-recourse, non-interest bearing loans that were used to purchase shares of the common stock at market value. Therefore, no compensation expense was recognized when the loans were granted in accordance with APB No.25. Under the provisions of the ESP Plan, we may reduce the amount due with respect to each loan by 25 percent of the original principal balance on successive anniversary dates of the loan provided the employee has not terminated his employment for any reason other than that permitted by the ESP Plan. The amount of the loan forgiveness is included in compensation expense in the year the loan is forgiven. Two loans totaling $37,000 were forgiven in fiscal 2004 in connection with the resignations of two non-director executives. No loans were forgiven in fiscal 2005 and fiscal 2003. The loans are collateralized by the shares of the stock purchased and each individual has entered into a pledge agreement and has executed a secured non-recourse promissory note. One loan totaling $42,000 was repaid during fiscal 2004. The outstanding balance of the ESP Plan loans is classified as a reduction in stockholders’ equity on the consolidated balance sheet. At December 25, 2005 and December 31, 2004, there is $792,000 of these loans outstanding.

12.	CUMULATIVE CONVERTIBLE PREFERRED STOCK

Butler’s Series B Cumulative Convertible Preferred Stock (“Series B Preferred Shares”) accrues dividends at the rate of 7% per annum, based upon a liquidation value of $1.00 per share, payable in cash or in-kind at the option of the holder. The aggregate liquidation preference at December 25, 2005 and December 31, 2004 was approximately $6,065,000 and $5,826,000, respectively. In fiscal years 2005, 2004 and 2003, dividends in-kind amounting to approximately $317,000, $89,000 and $83,000 respectively, were paid to the holders of Series B Preferred Shares. Series B Preferred Shares are convertible at the election of the holder at a ratio of one Series B Preferred Share to 0.285 Common Shares. In fiscal 2005, there was $93,000 accrued for preferred dividend payments; however since all cash payments of preferred dividends were suspended in accordance with the provisions of the GECC credit facility, this accrual has not been paid.

13.	STOCK ACTIVITY

In September and December 2005, Butler issued 75,000 shares of common stock at $3.85 per share and 35,000 shares at $3.35 per share of common stock, respectively to GECC in connection with an amendment to its Credit Agreement, which among other things, extended the term of its credit facility and two term loans for one year. In June 2005, Butler granted 97,651 shares of unrestricted stock to our Chief Executive Officer under the 2003 Stock Incentive Plan in lieu of bonus
60

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

payments owed to him. The market value on the date of the grant was $365,428. In April 2005, we granted 50,000 shares of restricted stock to our Chief Financial Officer in connection with his employment. The market value on the date of the grant was $250,000. The stock is restricted for three years, subject to forfeiture or acceleration of vesting upon certain events. Butler is amortizing the cost of these shares over a three- year period.

In July 2004, Butler issued 25,000 shares of common stock at $2.40 per share to GECC in connection with an amendment to its Credit Agreement, which among other things, extended the term of its credit facility and two term loans for one year. We are amortizing the cost of these shares over one year. In October 2004, we granted 100,000 shares of restricted stock to our Chief Executive Officer. The stock is restricted for three years, subject to forfeiture or acceleration of vesting upon certain events. Butler is amortizing the cost of these shares over a three- year period.

In October 2003, our Chief Executive Officer elected to receive shares of Butler’s restricted stock in lieu of $510,000 bonus payments owed him in cash for the nine-month period ended September 30, 2003. Butler granted 1,073,400 shares of restricted stock to him under the 2003 Stock Incentive Plan. The stock is restricted for three years, subject to forfeiture or acceleration of vesting upon certain events. We included the cost of these shares in compensation expense in 2003. In November 2003, Butler issued 50,000 shares of common stock at $0.40 per share to GECC in connection with GECC’s granting of a waiver of certain financial covenants under the revolving credit facility. We included the cost of these shares in interest expense in 2003.

At December 31, 2003 Butler had 22,500 common stock purchase warrants outstanding and exercisable with exercise prices ranging from $3.00 to $4.00 per share that expired on April 28, 2004.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of and changes in accumulated other comprehensive loss are as follows:

	Foreign Currency Adjustments	Minimum Pension Liability	Accumulated Other Comprehensive Loss

Balance at December 31, 2003	$(11)	$(587)	$(598)
Change in fiscal 2004	1	587	588

Balance at December 31, 2004	(10)	—	(10)
Change in fiscal 2005	(9)	(770)	(779)

Balance at December 25, 2005	$(19)	$(770)	$(789)

The income tax expense/(benefit) associated with the minimum pension liability adjustment was ($493,000) and $375,000 in fiscal 2005 and fiscal 2004, respectively. The currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.

15.	TREASURY STOCK

There were 30,052 shares of common stock held in treasury as December 31, 2004. No shares were purchased or issued from treasury in fiscal 2003. In fiscal 2004, we purchased 14,759 shares into treasury. In fiscal 2005, 22,100 common shares in treasury were issued to a former employee for the conversion of Series B Preferred Shares to common shares and the remaining 7,952 shares in treasury were issued to the Chief Executive Officer in lieu of a cash bonus. There were no shares in treasury at December 25 2005.

16.	RESTRUCTURING AND OTHER CHARGES

Butler recorded restructuring and other charges totaling approximately $2.4 million during fiscal 2003. These charges were for costs incurred to eliminate excess capacity, to reduce both staff and service delivery personnel in all of our business units, to close certain unprofitable locations, to terminate unprofitable contracts and activities, and the elimination of unnecessary equipment. As a result of the restructuring, a total of 27 employees were terminated in fiscal 2003 in addition to the 166 employees terminated during a fiscal 2002 restructuring. No additional restructuring charges or adjustments to the restructuring accrual were recorded in fiscal 2005 and fiscal 2004. A summary of the significant components of the restructuring and other charges for the year ended December 31, 2003 by segment:
61

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

The following table presents a reconciliation of the restructuring charge activity from December 31, 2003 to December 25, 2005. The restructuring liability is included in accounts payable and accrued liabilities ($117,000 and $388,000, at December 25, 2005 and December 31, 2004, respectively) and in other long-term liabilities ($0 and $120,000, at December 25, 2005 and December 31, 2004, respectively):

	Balance at December 31, 2003	2004			Balance at December 31, 2004

		Charges	Adjustments	Payments

Severance and other employee costs	$172	$—	$(101)	$(44)	$27
Facility closing costs	1,076	—	101	(696)	481

Total restructuring	$1,248	$—	$—	$(740)	$508

	Balance at December 31, 2004	2005			Balance at December 25, 2005

		Charges	Adjustments	Payments

Severance and other employee costs	$27	—	—	$(18)	$9
Facility closing costs	481	—	—	(373)	108

Total restructuring	$508	$—	$—	$(391)	$117

All actions related to the Company’s restructuring are substantially complete. The Company does not expect to incur additional restructuring charges in 2006 except for adjustments, if necessary, to existing accruals. All payments of the remaining balances of restructuring charges are expected to be paid in 2006.

Severance payments to terminated employees are made in installments. Charges for facility closings relate to real estate, furniture and equipment lease contracts where Butler has exited certain locations and is required to make payments over the remaining lease term. All lease termination amounts are shown net of projected sublease income.

17.	INCOME TAXES

The components of income tax expense/(benefit) are as follows:

	2005	2004 (Restated)	2003 (Restated)

Current taxes
Federal	$—	$—	$—
State	27	25	24

Total current taxes	27	25	24
Deferred tax expense (benefit)	2,304	(1,155)	(6,278)

Income tax expense (benefit)	2,331	(1,130)	(6,254)
Deferred tax expense (benefit) on discontinued operations	—	—	618

Total income tax expense (benefit)	$2,331	$(1,130)	$(5,636)

62

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

The valuation allowance for deferred tax assets as of December 25, 2005 was $2,310,000. The net change in the total valuation allowance for the year ended December 25, 2005 was a net increase of $835,000. Significant components of our deferred tax assets/(liabilities) as of December 25, 2005 and 2004 are as follows:

	2005	2004 (Restated)

Current Deferred Tax Assets (Liabilities):
Allowance for doubtful accounts	$250	$3,418
Accruals not currently deductible	4,623	4,429
Other	(186)	(206)

Net current deferred tax asset	4,687	7,641

Non-Current Deferred Tax Assets (Liabilities):

Accruals not currently deductible	—	41
Depreciation, amortization and goodwill impairment	1,605	2,557
Other	71	126
Tax loss carryforwards	6,339	3,423
Tax credit carryforwards	617	617
Valuation allowance	(2,310)	(1,475)

Net non-current deferred tax asset	6,322	5,289

Net deferred tax assets	$11,009	$12,930

The reconciliation between the income tax expense/(benefit) computed by applying the federal statutory rate to income from continuing operations before income taxes to the actual expense/(benefit) is as follows:

	2005	2004 (Restated)	2003 (Restated)

Income tax expense (benefit) at statutory rate	$2,011	$1,560	$(7,732)

Goodwill impairment	—	—	337
Disallowed portion of business meals and entertainment	66	74	151
Excess compensation under Sec. 162(m)	211	288	330
State income tax	203	37	(608)

Changes in valuation allowance	50	201	—
Build up (reversals) for certain tax positions	(167)	(3,278)	1,317
Other including federal graduated and foreign tax rate differentials	(43)	(12)	(49)

Income tax expense (benefit)	$2,331	$(1,130)	$(6,254)

As of December 25, 2005, we have approximately $8.2 million of federal loss carryforwards expiring in 2022, 2023 and 2025 and approximately $4.4 million of federal capital loss carryforwards expiring in 2008. We also have approximately $36.6 million of state loss carryforwards arising from 2005, 2003, 2002 and 2001 operating losses, which expire in various years from 2011 to 2025. In addition to those loss carryovers, Butler has approximately $0.6 million in federal tax credits available to offset future years’ federal taxes. These credits have an unlimited carryover life. Management believes that it is more likely than not that these federal and most of the state loss and credit carryovers will be realized and, therefore, the income tax benefit has been recognized.

At the end of 2002, we had approximately $2.7 million of U.K. net operating loss carryforwards available to reduce future U.K. taxable income. Because of our sale of the U.K. business in 2003, the deferred tax assets associated with these future benefits were written off. This sale created a capital loss carryforward for U.S. tax purposes but as it is more likely than not that the Company will not be able to realize much, if any, benefit from this carryover, a valuation allowance was established against this deferred tax asset.
63

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

18.	DISCONTINUED OPERATIONS

On May 30, 2003, we sold the U.K. Operations. The total gross proceeds of the sale were $2.3 million (excluding any contingent payments based on the sold business’ earnings). Butler transferred approximately $1.1 million of cash as part of the U.K. Operations, resulting in a net cash inflow in fiscal 2003 related to the UK Operations divestiture of $1.2 million. The loss on disposal recorded in fiscal 2003 was approximately $1.4 million, net of tax, and was recorded in income/(loss) from discontinued operations. The sale agreement included a provision that entitled Butler to additional cash payments for the two-year period ending May 31, 2005 if the sold business achieved certain minimum performance targets and utilized certain tax benefits. These contingent payments were recognized as income from discontinued operations. In fiscal 2005 and fiscal 2004, the Company received $250,000 and $125,000, respectively, of additional proceeds from its sale of the UK operations. Summarized selected financial information for the discontinued operations is as follows:

	2005	2004	2003

Revenue	$—	$—	$10,234

Income from operations, net of tax	$—	$—	$621
Gain (Loss) on disposal, net of tax	250	125	(1,407)

Income (loss) from discontinued operations	$250	$125	$(786)

19.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table sets forth non-cash investing and financing activities and other cash flow information:

	2005	2004	2003

Cash received during the period for:
Income tax refunds	$—	$175	$3,284

Cash paid during the period for:
Federal, state and foreign income taxes	$27	$63	$32
Interest	4,547	3,424	4,106

Non-cash investing and financing activities:
Note from former officer forgiven in exchange for shares held as collateral	$—	$37	$—
Warrants and stock issued to lender as part of debt refinancing and waiver fees	406	60	20
ESP Plan loan forgiven	—	37	—
Stock grants to directors and employees	576	72	1,138
Dividends on Series B Preferred Shares paid in-kind	317	89	83
Dividends on Series B Preferred Shares accrued but not paid	93	—	—
Other non-cash activities:
Conversion of Preferred Stock to Common Stock	111	—	—
Net assets acquired in conversion of notes and accounts receivable in foreclosure of CE Magazine	4,004	—	—

20.	RELATED PARTY TRANSACTIONS

Loans to Directors, Former Directors and Officers

Under various approved stockholder option plans and stock purchase agreements, certain directors, former directors and officers have executed non-recourse, non-interest bearing notes to Butler to purchase common stock. The shares of the stock purchased by such individuals in connection with the loans or an equivalent amount of shares of Series B Preferred Stock,
64

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

collateralize the loans and each individual has entered into a pledge agreement and has executed a secured non-recourse promissory note. The loans are payable on the later of the specific date set forth in such promissory notes or the date when the officer fails to remain continuously employed by Butler. Directors and former directors with outstanding loans from Butler shall, subject to certain limitations, repay certain outstanding loans through cash payment or tender to Butler shares of stock of Butler, provided that the closing price of the common stock reaches or exceeds $10.00 per share, averages $10.00 per share over a period of thirty consecutive days, and does not fall below such $10.00 per share price prior to repayment.

In fiscal 2004, one loan to a former officer for approximately $37,000 was forgiven in exchange for the shares held as collateral. These shares were subsequently retired. One former director loan totaling $54,000 was repaid during fiscal 2004. The outstanding balance of these loans to our Chief Executive Officer (“CEO”) at December 25, 2005 and December 31, 2004 was $1,617,000 including a 1999 non-interest bearing note for $822,000 to enable the CEO to pay for tax obligations on options exercised that year. The outstanding balance of these loans to Butler’s directors, former directors and other stockholders at December 25, 2005 and December 31, 2004 was $4,118,000 and $4,121,000, respectively. These stockholder loans are classified as a reduction in stockholders’ equity in the consolidated balance sheet.

Also, Butler advanced amounts to its CEO against his future bonuses. The outstanding balance of the advances to him on December 25, 2005 and December 31, 2004 was approximately $635,000 and $665,000, respectively, and is included in other current assets. In fiscal 2003, Butler and its CEO agreed on a repayment plan whereby certain bonus amounts due to the CEO will be used to pay down his outstanding advance balance. Accordingly, during fiscal 2005 approximately $30,000 of the CEO’s bonus amounts was used to pay down advances.

The loans to these executives and directors were made prior to the effective date of the prohibition of loans to directors and executive officers under the Sarbanes-Oxley Act of 2002, and are grandfathered under such Act.

Chief Executive

During 2001, E. Kopko, Butler’s Chief Executive Officer, became the managing general partner of CE Group, the limited partnership that owns Chief Executive. Also in 2001, Butler converted approximately $2.0 million of accounts receivable from Chief Executive into a note receivable. The note bears interest at three hundred basis points above the prime rate (8.0% at December 31, 2004). In fiscal years 2004 and 2003, due to the deterioration of the financial condition of Chief Executive, we increased the allowance for doubtful accounts and notes by $0.2 million and $1.8 million, respectively, to cover the estimated losses resulting from Chief Executive’s inability to make required payments. In March 2004, our Board of Directors approved taking action to assume full ownership of Chief Executive’s assets. At December 31, 2004, trade receivables and the note receivable from Chief Executive totaled approximately $8.6 million and $1.3 million, respectively, and are included in other assets net of allowance for doubtful accounts and notes of $5.9 million. At December 31, 2003, trade receivables from Chief Executive of approximately $7.5 million are included in accounts receivable net of allowance for doubtful accounts of $5.3 million and the note receivable from Chief Executive of approximately $1.2 million is included in other current assets net of allowance for doubtful notes of $0.3 million. Butler acquired all the assets and certain liabilities of Chief Executive through a foreclosure proceeding which was substantially completed in December 2005 (see Note 4-Acquisitions for additional information).

The following table presents the billings, payments, interest charges and related charges to provision for doubtful accounts and notes for Chief Executive in 2005, 2004 and 2003:

Due from Chief Executive	2005	2004	2003

Accounts receivable at beginning of year	$8,649	$7,550	$5,841
Billings for services provided	3,432	3,583	3,751
Payments received	(3,157)	(2,484)	(2,042)

Converted to equity in foreclosure	(8,924)	—	—

Accounts receivable at end of year	$—	$8,649	$7,550

Allowance for doubtful accounts at beginning of year	$(5,437)	$(5,313)	$(3,556)
Additions	(289)	(124)	(1,757)

Converted to equity in foreclosure	5,726	—	—

Allowance for doubtful accounts at end of year	$—	$(5,437)	$(5,313)

Note receivable at beginning of year	$1,269	$1,178	$1,261
Interest income	112	91	84

Payments received	—	—	(167)

Converted to equity in foreclosure	(1,381)	—	—

Note receivable at end of year	$—	$1,269	$1,178

Allowance for doubtful notes at beginning of year	$(436)	$(345)	$(261)
Additions	(57)	(91)	(84)

Converted to equity in foreclosure	493	—	—

Allowance for doubtful notes at end of year	$—	$(436)	$(345)

65

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

Legal Counsel

Since 1986, two members of our Board of Directors, Frederick H. Kopko, Jr. and Hugh G. McBreen, were partners in Butler’s outside legal counsel, McBreen & Kopko. Frederick H. Kopko is the brother of Edward M. Kopko, our Chief Executive Officer. Frederick H. Kopko resigned from the Board of Directors during 2004. During fiscal years 2005, 2004, and 2003, Butler incurred approximately $602,000, $673,000, and $1,008,000, respectively, in fees and expenses to McBreen & Kopko. As a Director of several of Butler’s subsidiaries, Frederick H. Kopko Jr. is covered under the Company’s medical plan.

21.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2005 QUARTERS	FIRST (Restated)	SECOND (Restated)	THIRD	FOURTH

Net sales	$64,065	$72,863	$73,392	$76,958
Gross margin	10,801	13,164	13,214	14,303

Income - continuing operations	$473	$1,296	$792	$1,024

Income - discontinued operations (1)	—	250	—	—

Net income	$473	$1,546	$792	$1,024

Net income per share of common stock:
Basic:
Continuing operations	$0.04	$0.12	$0.07	$0.08
Discontinued operations	—	0.02	—	—

	$0.04	$0.14	$0.07	$0.08

Diluted:
Continuing operations	$0.03	$0.10	$0.06	$0.07
Discontinued operations	—	0.02	—	—

	$0.03	$0.12	$0.06	$0.07

2004 QUARTERS	FIRST (Restated)	SECOND (Restated)	THIRD (Restated)	FOURTH (Restated)

Net sales	$57,912	$63,055	$65,106	$65,252
Gross margin	9,672	10,938	11,173	11,571

Income - continuing operations	$1,139	$940	$2,339	$1299

Income - discontinued operations (1)	—	125	—	—

Net income	$1,139	$1,065	$2,339	$1,299

Net income per share of common stock:
Basic:
Continuing operations	$0.10	$0.08	$0.22	$0.12
Discontinued operations	—	0.01	—	—

	$0.10	$0.09	$0.22	$0.12

Diluted:
Continuing operations	$0.09	$0.07	$0.17	$0.10
Discontinued operations	—	0.01	—	—

	$0.09	$0.08	$0.17	$0.10

(1) On May 30, 2003, we sold our UK Operations (see Note 18).

66

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

22.	SUBSEQUENT EVENTS

On April 4, 2006, we announced a delay in the filing of our annual report on Form 10-K for the fiscal year ended December 25, 2005. We also announced that during the preparation of the consolidated financial statements for fiscal year 2005 and during the review of the third quarter 2005 financial data, management identified several tax and prior year balance sheet accounting issues that may lead to a restatement of the previously issued consolidated financial statements.

On April 7, 2006, we received a notice of delisting from NASDAQ as a result of noncompliance with Marketplace Rule 431C (14) regarding timely filed financial statements. The delisting became effective April 11, 2006.

On April 13, 2006, the Audit committee of the Board of Directors, after consultation with management, announced that certain non-cash adjustments would be required for the consolidated financial statements and therefore, previously issued annual and quarterly consolidated financial statements through June 26, 2005 should no longer be relied upon. We have filed with the Securities and Exchange Commission (“SEC”) an amended annual report for the year ended December 31, 2004 on Form 10-K/A and our quarterly report for the three months ended September 25, 2005 simultaneously with this report.

Debt Agreements

Butler has received quarterly amendments to its debt agreements with GECC. As part of one amendment with GECC extending the debt maturities, we were required to increase our quarterly loan payments from $1 million to $2 million. We have made all required increased payments since October 2005. The increased loan payments have reduced the availability of credit under our working capital revolver with GECC. During 2005, Butler issued 110,000 shares of common stock as part of the quarterly amendments.

On September 29, 2006, Butler entered into a Thirteenth Amendment to Credit Agreement with GECC, pursuant to which the termination date of the credit facility was extended from October 1, 2006 to October 31, 2006.

On October 31, 2006, Butler entered into a Fourteenth Amendment to Credit Agreement with GECC whereby the termination date of the credit facility and term loans was extended from October 31, 2006 to April 30, 2007. In addition, Butler agreed to issue to GECC 25,000 shares of common stock on November 30, 2006 and on each month-end date ending thereafter until the Commitment Termination Date.

On December 15, 2006, Butler entered into a Fifteenth Amendment to Credit Agreement with GECC, whereby the termination date of the credit facility and term loans was extended from April 30, 2007 to June 30, 2007.

On April 30, 2007, Butler entered into a Sixteenth Amendment and Limited Waiver to Credit Agreement with GECC, whereby GECC waived defaults and events of defaults arising from the Company’s failure to deliver Restated Financial Statements, 2005 Year End Financial Information and the annual Financial Statements and all other documentation required for the fiscal year ended December 31, 2006.

On July 3, 2007, effective June 30, 2007, Butler entered into an amendment with GECC, whereby GECC agreed to forbear from the exercise of any of their rights and remedies available under the Credit Agreement and the Loan Documents through July 31, 2007, as a result of Butler’s failure (i) to deliver to GECC certain of our financial information from fiscal years 2004, 2005 and 2006; (ii) to deliver to GECC a fully executed commitment letter for a $60 million revolving credit facility by April 30, 2007; and (iii) to repay GECC all principal, interest and other amounts due on the Loans prior to June 30, 2007.

On August 29, 2007, Butler obtained a $23.0 million term loan (the “Monroe Term Loan”) from Monroe Capital Management Advisors LLC. The proceeds of the Monroe Term Loan were used to pay off the existing term loan with GECC, to pay off a portion of the existing revolving credit facility with GECC (the “Senior Revolving Loan”), to provide cash collateral for an existing letter of credit, and to provide additional working capital for Butler and its subsidiaries. The Monroe Term Loan matures August 29, 2012 unless the Series A Manditorily Redeemable Preferred Shares or the GECC Revolving Line of Credit expire prior to August 29, 2012. The GECC Revolving Line of Credit expires February 1, 2008. The Series A Manditorily Redeemable Preferred Shares are redeemable July 11, 2011. Pursuant to the agreement, there are certain events that can require the Company to prepay a portion of the outstanding Monroe Term Loan. The Monroe Term Loan bears interest at the per annum rate of LIBOR plus 4.25% to 6.0%. The interest rate may also be adjusted depending upon the syndication of the Monroe Term Loan. No warrants were issued in connection with the term loan.
67

BUTLER INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

Additionally, the term loan is subject to the lien of Butler’s secured lender, GECC, with whom Butler has also reached an agreement to extend the maturity date of our secured line of credit of $45 million to February 1, 2008.

Securities Purchase Agreement

On June 30, 2006, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement) for $35 million of senior and subordinated debt financing with Levine Leichtman Capital Partners III, L.P. (“LLCP”). Under the terms of the Securities Purchase Agreement, $2.5 million of the $35 million was funded on June 30, 2006, with the remaining $32.5 million to be funded when we completed the filings of our restated and delinquent Securities and Exchange Commission (“SEC”) reports and satisfy other customary closing conditions.

Pursuant to the first funding of the Securities Purchase Agreement, the Company issued to LLCP an unsecured note in the original principal amount of $2.5 million (the “Unsecured Note”) with a 15% interest rate and a maturity date of August 14, 2006. Also in connection with the $35 million Securities Purchase Agreement, we granted LLCP the right to purchase an aggregate of 1,041,254 shares of the Company’s common stock pursuant to a warrant (the “Warrant”), which would have been exercisable for a period of ten years at an exercise price of $2.13 per share. The common shares that would have been issuable upon conversion of the Warrants would have been covered by a Registration Rights Agreement (the “Registration Rights Agreement”). If the $35 million funding were to have been completed, we would have outstanding to LLCP $10 million aggregate principal amount of Secured Senior Term Notes with an interest rate of LIBOR plus 6.75% and $25 million aggregate principal amount of Secured Senior Subordinated Notes with an interest rate of LIBOR plus 9.75%, both with a maturity date of June 30, 2011. Pursuant to the terms of a Letter Agreement with LLCP, we would have agreed to pay an increased rate of interest on these Term Notes and Subordinated Notes if we had not paid at least $7 million of indebtedness to LLCP by March 31, 2007.

We repaid $1 million of the $2.5 million Unsecured Note on August 14, 2006. The remaining $1.5 million was repaid on August 25, 2006.

On October 6, 2006, we announced the termination of the Securities Purchase Agreement with LLCP.

On December 27, 2006, the Company, along with certain of its subsidiaries and principal shareholders, entered into a Settlement Agreement and Mutual Release with LLCP, in full and final settlement of litigation between the parties. The agreement provides for a payment by the Company to Levine Leichtman in the sum of $1,265,000, which was paid in full, as provided for in the Securities Purchase Agreement dated June 30, 2006 among Levine Leichtman, the Company and certain of its subsidiaries. The agreement also confirmed the termination of the warrant for the purchase of 1,041,254 shares of Common Stock that the Company had issued to Levine Leichtman.

Sale of Preferred Stock

On December 21, 2006, Butler announced the closing on the sale to certain institutional and non-institutional investors (the “Investors”) of $8,500,000 in shares of Series A 7% Preferred Stock (the “Shares”) and vested warrants to purchase 2,125,000 shares of the Company’s Common Stock at $2.00 per share, in a private placement (the “Offering”). The warrants are callable under certain circumstances. Each share of Preferred Stock, along with warrants to purchase 250 shares of the Company’s Common Stock, was issued at a price of $1,000. The Preferred Stock shares are not convertible into Common Stock.

In connection with the Offering, the Company entered into a Registration Rights Agreement with the Investors, pursuant to which the Company granted the Investors certain registration rights with respect to the Shares. The Shares sold to the Investors have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. Additionally, in connection with the Offering, the Company retired $6.0 million in long-term debt with GECC and applied the remainder $2.5 million towards the Revolving Credit Facility, also with GECC.

On July 18, 2007, in connection with the Offering, Butler issued additional vested warrants to each Series A Preferred Stock holder to purchase up to 187,500 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrants were issued as the Company did not refinance its debt with GECC by June 30, 2007.

Other Items

On January 8, 2007, the Company announced that the employment of Thomas J. Considine, Jr. as Senior Vice President and Chief Financial Officer of the Company was terminated effective December 31, 2006. The Company’s Principal Accounting Officer assumed additional responsibilities as a result of this organizational change. An accrual of $300,000 was made in December 2006 relating to severance payments due to Mr. Considine pursuant to his employment agreement.
68

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On September 8, 2005, Deloitte & Touche LLP (“D&T”) resigned as the Company’s independent registered public accounting firm. D&T reports on the Company’s financial statements for the years ended December 31, 2004 and 2003 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the years ended December 31, 2004 and 2003 and through September 8, 2005, there have been no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of D&T would have caused D&T to make reference thereto in connection with its reports on the financial statements for such years.

         During the years ended December 31, 2004 and 2003 and through September 8, 2005, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

         On November 2, 2005, with the authorization and approval of the Audit Committee, the Company engaged Grant Thornton LLP (“Grant”) as its independent registered public accounting firm to audit the Company’s financial statements for the year ended December 25, 2005. During the years ended December 31, 2004 and 2003 and through November 2, 2005, the Company did not consult with Grant regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Background of Restatement

Subsequent to the issuance of our Form 10-K for the year ended December 31, 2004, the Company, in consultation with its Audit Committee, determined that previously issued financial statements should be restated to correct certain errors related to (i) income tax expense, related tax assets and liabilities, (ii) employee compensated absences, and (iii) the omission of separately identified cash flows from discontinued operations in the consolidated statement of cash flows. Accordingly, we restated our consolidated financial statements as of December 31, 2004 and 2003 and for each of the years ended December 31, 2004, 2003, 2002 and the quarters ended March 27, 2005 and June 26, 2005 included in this Annual Report on Form 10-K/A. The restatement is further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and in Note 3 to our consolidated financial statements included in Item 8.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal accounting officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 25, 2005.

During the fourth quarter of fiscal 2005, our management, with the participation of our principal executive officer and principal accounting officer, identified and re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 25, 2005.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon this definition, our management has concluded that, as of December 25, 2005, material weaknesses existed in our internal control over financial reporting in the following areas:

•	We had not designed and implemented appropriate controls relating to the calculation of income tax expense and related tax assets and liabilities as of December 25, 2005, which resulted in certain errors related to income tax expense and related tax assets and liabilities and contributed to the restatement reflected in our fiscal 2004 Form 10-K/A. Our management disclosed this to the Audit Committee and to our independent registered public accountants.

•	We had not designed and implemented appropriate controls relating to the calculation of certain employee compensated absences as of December 25, 2005, as a result of not accruing necessary employee compensated absences and
69

contributed to the restatement reflected in our fiscal 2004 Form 10-K/A. Our management disclosed this to the Audit Committee and to our independent registered public accountants.

Changes in Internal Control over Financial Reporting

During the first quarter of 2006, we have taken steps to remedy the material weaknesses in internal control over financial reporting identified above. The material weakness in our internal control over financial reporting indicates a need for more detailed analysis and documentation of certain of our balance sheet and income statement accounts. Management added certain additional reconciliations, analysis and documentation of balance sheet accounts created in fiscal years 2005, 2004 and prior years as the initial steps in our plan to remediate the aggregate internal control deficiencies identified above. These actions have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The remediation was completed during the financial close and reporting processes by the first quarter of fiscal 2006. We expect to take additional remedial measures to address the material weakness, as determined appropriate by our Audit Committee with the advice of our management. We have not yet tested such controls to ensure their effectiveness. Any of these additional measures may materially affect our internal control over financial reporting.

Item 9b. Other Information

         None.

70

PART III

Item 10.  Directors and Executive Officers of Registrant

Directors, Executive Officers, Promoters And Control Persons

(a)    Identification of directors

         Pursuant to the Company’s Articles of Incorporation and By-Laws, as amended, the Board of Directors currently consists of eight directors with five classes of directors having staggered terms of five years each. One class of directors’ term expires at each Annual Meeting, with the term of Messrs. Comeau and LeCroy expiring at the 2006 Annual Meeting and with the term of Ronald Uyematsu expiring at the 2007 Annual Meeting.

Name	Age	Position

Edward M. Kopko	52	Chairman of the Board of Directors, President and Chief Executive Officer

Thomas F. Comeau [1,2,4]	64	Director

Walter O. LeCroy [1,2,3]	71	Director

Hugh G. McBreen	51	Director

Frank H. Murray	53	Director

Louis F. Petrossi [1,3]	65	Director

Wesley B. Tyler	47	Director

Ronald Uyematsu [2,4]	45	Director

[1]	Member of Audit Committee

[2]	Member of Compensation Committee

[3]	Member of Nominations Committee

[4]	Member of Rule 4350(H) Committee

(b)   Identification of executive officers

         The executive officers of the Company or its subsidiaries are appointed by the respective Board of Directors and hold office for one-year terms or until their respective successors have been duly elected. The following executive officers, with the exception of Mark Koscinski, were in effect as of December 31, 2005:

Name	Age	Position

Edward M. Kopko	52	Chairman of the Board of Directors, President and Chief Executive Officer

James L. Beckley	53	Senior Vice President - Technical Services and Project Engineering

Ivan Estes (1)	62	Senior Vice President – Telecommunication Services

Thomas J. Considine, Jr. (1)	52	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Mark Koscinski	48	Vice President and Controller (Principal Accounting Officer)(Effective February, 2006)

(1) No longer employed by the Company as of December 31, 2006

(c) Identification of certain significant employees Not applicable.
71

(d) Family relationships There are no family relationships among any of the Company’s executive officers and directors. (e) Business experience Directors

Edward M. Kopko	Director since 1985 - Term expires in 2008

Mr. Kopko has been the President, Chief Executive Officer and the Chairman of the Board of Directors of the Company since its inception in November 1985. Mr. Kopko has also been the Chairman, President and Chief Executive Officer of Butler Service Group, Inc. since 1989, and the chairman of other Butler subsidiaries. In 2001, Mr. Kopko became the Chairman of the Board of Directors and Chief Executive Officer of Chief Executive Magazine. Mr. Kopko is a past President of the National Technical Services Association, the predominant trade association for the contract technical services industry. Mr. Kopko holds a B.A. degree in economics from the University of Connecticut, an M.A. degree in economics from Columbia University, and he undertook doctoral work in economics at Columbia.

Thomas F. Comeau	Director since 2001 - Term expires at the next scheduled Stockholder Meeting.

         Mr. Comeau is the President of Swissport Fueling, Inc., the fueling division of Swissport, Inc., and has been President since 1995. Swissport is a wholly owned subsidiary of Ferrovical Group, headquartered in Madrid, Spain. Swissport does business at over 140 airports worldwide. Mr. Comeau has served as Chairman of the Board of the National Air Transportation Association and Chairman of the General Aviation Taskforce. Mr. Comeau holds a B.S. degree from Salem State College.

Walter O. LeCroy	Director since 2003 - Term expires at the 2006 Stockholder Meeting.

Mr. LeCroy currently serves as a director of LeCroy Corporation (NASDAQ: LCRY), the company he founded in 1963. Using its core competency of wave shape analysis, defined as the capture and analysis of complex electronic signals, his company develops, manufactures, sells and licenses signal acquisition and analysis products. Its principal product line consists of a family of high-performance digital oscilloscopes used primarily by electrical design engineers in various markets, including communications test, data storage and power measurement. Mr. LeCroy holds a B.A. degree in physics from Columbia University.

Hugh G. McBreen	Director since 1986 - Term expires in 2010

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

Mr. Murray is the Founder, President and Director of InterTech Media, LLC, a software company that provides software to media companies throughout the United States and the Caribbean, since 1999. Concurrently, he is the Founder, President and Director of EMS Companies, LLC, a publishing and software company. From 1996 to 1999, he was Chairman and Chief Executive Officer of Goodman Manufacturing Company, one of the largest private companies in the United States. Previously, he held leadership positions in merger and acquisition services with The Beacon Group, Merrill Lynch & Co. and Dillon Read and Co. Mr. Murray received an A.B. degree in mathematics and economics from Ohio Wesleyan University and a M.B.A. degree from Harvard Business School. He is a Trustee of The Mead School.

Louis F. Petrossi	Director since 2003 - Term expires in 2008

         Mr. Petrossi has a varied business career mixing years in the financial services industry with Fortune 500 companies. Mr. Petrossi currently is the President and Managing Director of Chadwicke, Inc., Saratoga, CA., a comprehensive financial

72

planning business. Prior to his career in financial services, Mr. Petrossi worked in marketing for Johnson & Johnson and Pitney Bowes. Mr. Petrossi holds B.A. and M.A. degrees from the University of Hartford.

Wesley B. Tyler	Director since 2004 - Term expires in 2009

Mr. Tyler is the Founder and Principal of Old Oak Partners, LLC, a small business consulting and investment organization, since May 1999. He is also the President and Director of North American Commercial Parts & Service, Inc., a holding company of regional businesses that provide parts and repair services for commercial food equipment, since July 2003. He is also a Director and Principal of Westport Resources Investment Services, Inc., a registered broker-dealer with the SEC and National Association of Securities Dealers, and of Westport Resources Management, Inc., a registered investment advisor, since December 2002. From 1991 to May 1999, Mr. Tyler was president of GCS Service, Inc., the largest independent servicer of commercial food equipment and in 1998 he directed the sale of GCS to Ecolab, Inc. (ECL: NYSE), a Fortune 500 company. Mr. Tyler is registered as an Investment Advisor Representative through Flat Rock Three, LLC. Mr. Tyler attended Manhattanville College and the University of Bridgeport. He serves as a Trustee of Greens Farms Academy.

Ronald Uyematsu	Director since 2004 - Term expires in 2007

         Mr. Uyematsu has been a consultant for TMC Entertainment and its predecessor, Total Media Group, Inc., worldwide production and distribution companies, since May 2002. From July 1998 to April 2002, Mr. Uyematsu held the position of Vice President at VMR Capital Markets, U.S., a registered broker-dealer. Mr. Uyematsu attended Boston College and the University of California, Irvine.

Executive Officers

         James L. Beckley was promoted to Senior Vice President - Technical Services and Project Engineering in April 2004. Mr. Beckley had been Division Vice President - Butler International, Inc. (Technical Group) since January 1999. Mr. Beckley joined Butler in December of 1990 as the Vice President for the Northwest territory (San Jose and Seattle) of the former CTS division. Mr. Beckley has held a wide variety of positions with Butler that included management responsibility for all sales, recruiting, and administration for the CTS division west of the Mississippi River. He later became Vice President of BI Sales West, and eventually Vice President for all of BI Sales. Mr. Beckley received a BA degree in Public Administration from California State University, Chico.

         Ivan Estes has been Senior Vice President - Telecommunication Services since October 2002. Mr. Estes joined the Company in December of 1990 as Regional Sales Manager after a 25-year career with GTE. In 1993, he was promoted to Vice President, West Division and in 1996, he was promoted to Vice President and given general manager responsibility for telecommunications services. He was promoted to Senior Vice President in 1998. Mr. Estes graduated from Texas A&M University with a BBA degree in Management. Mr. Estes retired in November 2006.

         Thomas J. Considine, Jr. joined the Company on April 11, 2005 as Senior Vice President and Chief Financial Officer. From November 2000 to April 2005, Mr. Considine was employed by Technitrol, a New York Stock Exchange company and a multi-national producer of electronic components and electrical contact parts. Mr. Considine joined Technitrol as Treasurer in November 2000, served as its Vice President beginning May 2002, and served as Secretary beginning July 2004. Prior to Technitrol, from April 1998 until November 2000, Mr. Considine was the Treasurer of Vlasic Foods, a packaged food company. Mr. Considine holds an M.B.A. in Finance from the University of Pennsylvania, Wharton Business School, a Master’s degree from Duke University, and a Bachelor of Science degree from Rutgers University. Mr. Considine’s employment with the Company terminated in December 2006.

         Mark Koscinski, a certified public accountant, became Vice President and Controller on February 1, 2006 and Principal Accounting Officer in September 2006. Previously, he served as a Principal in the Financial Advisory Services of Northern New Jersey for SolomonEdwards Group, a management advisory and accounting services firm from June, 2005 until his appointment at the Company. Previous to this, Mr. Koscinski was the Vice President and Chief Financial Officer of Pressman Toy Corporation, a privately held manufacturer and distributor of toys in the United States from April 2002 until March 2005. Mr. Koscinski holds degrees in economics, accounting and tax. He is currently a doctoral student at Drew University in Madison, New Jersey. Mr. Koscinski also serves as the Finance Officer of the Byzantine Catholic Diocese of Passaic.

(f)    Involvement in certain legal proceedings

         None

(g)   Promoters and control persons

         None

73

(h)   Audit Committee financial expert

         The Company’s Board of Directors has determined that, due to Mr. LeCroy’s past and current affiliation with LeCroy Corporation, along with his other academic and business credentials, Mr. LeCroy has the prerequisite experience and applicable background to meet NASDAQ standards requiring financial sophistication of at least one member of the Audit Committee. The Company’s Board of Directors has also determined that neither Mr. LeCroy nor any other member of the Audit Committee is an audit committee financial expert as defined by applicable SEC regulations. The Company may choose to recruit a director who satisfies the current requirements for an audit committee financial expert; however, the Company has not yet identified an individual satisfying those criteria as well as other criteria that the Company believes are important for an individual to make a meaningful contribution to the deliberations of the Board of Directors as a whole. There can be no assurance when, or if, the Company will identify such an individual in the foreseeable future.

(i)    Identification of the audit committee

         The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Messrs. Comeau, LeCroy and Petrossi are members of the Audit Committee. The Company’s Board of Directors determined that all members of the Company’s Audit Committee are independent under the current listing standards of the NASDAQ. Mr. Comeau serves as Chair of the Audit Committee.

(j)    Procedure for submission of Director Nominees by Stockholders

         Stockholder recommendations of candidates for Board Membership will be considered when timely and properly submitted by a stockholder of record who is entitled to vote for the election of directors. The written notice with sufficient detail including candidate’s name, principal occupation during the past five years, listing of directorships, a statement that such nominee has consented to the submission of the nomination, amount of common stock of the Company held by the nominee and qualification (including information regarding compliance with the Company’s by-laws on qualifications) should be sent to the Company’s Corporate Secretary at 110 Summit Avenue, Montvale, NJ 07645. To be considered, the written notice by the Corporate Secretary no later than January 5, 2007 (120 days before the estimated date of mailing of the 2007 proxy statement).

Section 16 (a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and any persons who beneficially own more than ten percent of the Company’s common stock, to file certain reports of beneficial ownership of the common stock and changes in such ownership with the SEC and provide copies of these reports to the Company. Based solely on its own review of these reports, management believes that except as set forth below during the year ended December 25, 2005, all filings applicable to its officers, directors, greater-than-ten-percent stockholders and other persons subject to Section 16 of the Securities Exchange Act of 1934, were timely.

         Each of the non-employee directors, consisting of Messrs. Comeau, LeCroy, McBreen, Petrossi, Murray, Tyler and Uyematsu filed one late report on Form 4 relating to their respective automatic grants of non-employee director stock options. In addition, Mr. Beckley filed a late report on Form 4 relating to the grant from the Company of 10,000 shares of common stock pursuant to the 2003 Stock Incentive Plan.

Code Of Ethics

         The Company has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) as defined in Item 406 of Regulation S-K and as required by NASDAQ, which applies to all directors, officers and employees. The Code of Ethics is available free of charge on the Company’s internet web site at www.butler.com under “Investors”. The Company will also post on its website any waivers under the Code of Ethics granted to any of its directors or executive officers. The Company will also provide a copy of its Code of Ethics, without charge, to any investor who requests it. Requests should be addressed in writing to: Corporate Secretary, Butler International, Inc., 110 Summit Avenue, Montvale, New Jersey 07645.

Item 11. Executive Compensation

Summary Compensation Table

         The following table summarizes cash and non-cash compensation for each of the last three fiscal years awarded to, earned by or paid to the Company’s Chief Executive Officer and the other four executives officers for the year ended December 25,

74

2005 including one executive officer, Craig Tireman, who resigned from the Company prior to December 25, 2005 but whose compensation exceeded $100,000 in 2005 (collectively, the “Named Executive Officers”). As of December 25, 2005, the Company had only four executive officers.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other [1] ($)		Restricted Stock Awards ($)		Securities Underlying Options[2] (#)	All Other[9] ($)

Edward M. Kopko	2005	570,746	225,488	539,995	[3]	—		—	430,686
President and Chief	2004	426,727	562,673	581,544	[4]	185,000	[5]	250,000	67,268
Executive Officer	2003	425,844	31,336	286,140	[6]	1,137,804	[7]	—	67,220

James Beckley	2005	166,115	127,966	—		—		25,000	8,977
Sr. VP -	2004	140,635	114,542	—		—		15,000	1,085
Technical Services	2003	127,800	69,125	—		—		—	1,085

Ivan Estes	2005	173,727	95,432	—		—		10,000	5,039
Sr. VP - Telecom	2004	168,365	97,500	—		—		10,000	606
Services	2003	153,000	40,000	—		—		—	606

Craig Tireman	2005	150,455	30,000	—		—		—	6,554
VP Finance and	2004	134,773	30,000	—		—		25,000	1,108
Controller	2003	103,740	25,935	—		—		—	1,108

Thomas J. Considine Jr. Sr. VP and Chief Financial Officer	2005	167,212	150,000	—		250,000	[8]	100,000	80

[1]	Excludes perquisites and other personal benefits that, in the aggregate, do not exceed the lesser of $50,000 or 10% of the Named Executive Officer’s salary and bonus for any year.

[2]	No options were repriced during the last fiscal year or at any time since the Company’s inception.

[3]	Consists of imputed interest on loans to buy common stock of the company amounting to $133,233, tax gross-up on imputed interest, tax gross-up on insurance payments, vacation payout, and commissions in the amounts of $76,419, $38,423, $281,689, and $10,231 respectively.

[4]	Consists of imputed interest on loans to buy common stock of the company amounting to $133,233, tax gross-up on imputed interest, tax gross-up on insurance payments, and vacation payout in the amounts of $110,874, $55,748, and $281,689 respectively.

[5]	The Company granted 100,000 shares of restricted stock to Mr. Kopko under the 2003 Stock Incentive Plan, which 66,666 shares are vested and, 33,334 will become vested on October 15, 2006, subject to forfeiture or acceleration of vesting upon certain events. The market value of the restricted shares at December 25, 2005 was $335,000.

[6]	Consists of imputed interest on loans to buy common stock of the Company in the amount of $133,233 and tax gross-up on imputed interest and insurance payments in the amounts of $101,748 and $51,159, respectively.

[7]	During 2003, Mr. Kopko elected to receive shares of the Company’s restricted stock in lieu of $510,000 bonus payments owed him in cash for the nine-month period ended September 30, 2003. The Company granted 1,073,400 shares of restricted stock to him under the 2003 Stock Incentive Plan. The stock is restricted for three years, subject to forfeiture or acceleration of vesting upon certain events. The market value of the restricted shares at December 25, 2005 was $3,595,890.

[8]	The Company granted 50,000 shares of restricted stock to Mr. Considine, on April 30, 2005, under the 2003 Stock Incentive Plan. Shares vest over three years. The market value of the shares at December 25, 2005 was $167,500.

[9]	For the Named Executive Officers, this column consists of the following payments by the Company in the years indicated:
75

Name	Year	401(k) Company Match	Term Life Insurance Payments	Disability and Whole Life Insurance Premiums	Common Stock Granted In Lieu of Bonus		Post- employment Consulting Fees

Edward M. Kopko	2005	$6,990	$276	$66,992	$356,428	[10]	$—
	2004	—	276	66,992			—
	2003	—	228	66,992			—

James Beckley	2005	$7,892	1,085	—			—
	2004	—	1,085	—			—
	2003	—	1,085	—			—

Ivan Estes	2005	$4,433	606	—			—
	2004	—	606	—			—
	2003	—	606	—			—

Thomas J. Considine Jr.	2005	—	80	—			—

Craig Tireman	2005	$4,000	554	—			2,000
	2004	—	1,108	—			—
	2003	—	1,108	—			—

[10]	The Company granted 97,651 shares of common stock to Mr. Kopko, on June 30, 2005, under the 2003 Stock Incentive Plan in lieu of his cash bonus at his election. Shares vest immediately, subject to section 16(b) restrictions. The market value of the shares at December 25, 2005 was $327,131.

Stock Options Grants in Fiscal Year 2005

         This table shows stock options grants during 2005 to the Named Executive Officers. No stock appreciation rights have been granted to the Named Executive Officers.

OPTIONS GRANTED IN 2005

Name of Individual	Number of Securities Underlying Options Granted		Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date[1]	Grant Date Present Value[2]

James Beckley	25,000	[3]	12.2%	$4.29	February 28, 2015	$51,250
Ivan Estes	10,000	[4]	4.9%	4.29	February 28, 2015	25,000
Thomas J. Considine Jr	100,000	[5]	73.2%	5.00	April 11, 2015	277,000

[1]	These options could expire earlier in certain situations such as an individual’s termination of employment with the Company.

[2]	The estimated fair value of stock options is measured at the grant date using the Black-Scholes option pricing model based on the following assumptions: expected stock price volatility of 48.7% based on the average monthly closing price of the Company’s common stock for 2005; expected term to exercise of approximately 5.93 years; and interest t-rates equal to the U.S. Treasury Note rates at the date of grant (4.17% for options granted on February 28, 2005, and 4.20% for options granted on April 11, 2005). The actual value, if any, an individual may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance the value realized will be at or near the value estimated above.

[3]	Consists of options granted under the 2002 Stock Incentive Plan on February 28, 2005, of which 8,333 are exercisable on each of February 28, 2006 and 2007 and 8,334 are exercisable on February 28, 2008.

[4]	Consists of options granted under the 2002 Stock Incentive Plan on February 28, 2005, of which 3,333 are exercisable on each of February 28, 2006 and 2007 and 3,334 are exercisable on February 28, 2008.
76

[5]	Consists of options granted under the 2002 Stock Incentive Plan on April 11, 2005, of which 33,333 are exercisable on each of April 11, 2006 and 2007 and 33,334 are exercisable on April 11, 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

         No options were exercised by the Named Executives Officers in fiscal year 2005. This table shows information regarding the number and value of options held at year-end by the Named Executives Officers.

2005 YEAR-END OPTION VALUES

Name of Individual	Shares Acquired On Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at 2005 Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at 2005 Year-End ($) Exercisable/ Unexercisable

Edward M. Kopko	0	$0	412,1001 / 167,667	$239,610 / $250,000
James Beckley	0	$0	58,5002/ 35,000	$58,450 / $18,500
Ivan Estes	0	$0	61,8343/ 16,667	$55,368 / $12,332
Thomas J. Considine Jr.	0	$0	04/100,000	$0 / 0

[1]	Consists of: (1) currently exercisable non-qualified stock options to purchase 26,100 shares, granted in 1986 and 1987 at an option price of $6.68 per share; (2) currently exercisable options to purchase 90,000 shares under the 1992 Incentive Stock Option Plan, granted on August 2, 1993, at an exercise price of $2.93 per share; (3) currently exercisable options to purchase 150,000 shares under the 1992 Non-Qualified Plan, granted on December 1, 1999, at an exercise price of $8.00 per share; (4) currently exercisable options to purchase 62,667 shares under the 1992 Incentive Stock Option Plan granted on March 1, 2002, at the exercise price of $2.12 per share, ; and (5) options to purchase 250,000 shares under the 2002 Stock Incentive Plan granted of October 14, 2004, at the exercise price of $1.85 per share, of which 83,333 are currently exercisable and 83,333 are exercisable on April 14, 2006 and 83,334 are exercisable on April 14, 2007.

[2]	Consists of: (1) currently exercisable incentive stock options to purchase 3,000 shares, granted in December 1996 at an exercise price of $6.42 per share; (2) currently exercisable incentive stock options to purchase 3,375 shares granted in December 1997 at an exercise price of $11.25 per share; (3) currently exercisable incentive stock options to purchase 3,375 shares granted in April 1999 at an exercise price of $13.00 per share; (4) currently exercisable incentive stock options to purchase 3,750 shares granted in February 2000 at an exercise price of $9.69 per share; (5)currently exercisable options to purchase 40,000 shares under the 1992 Incentive Stock Option Plan granted on March 1, 2002, at the exercise price of $2.12 per share, (6) options to purchase 15,000 shares under the 2002 Stock Incentive Plan granted on February 9, 2004 at $1.50 per share, of which 5,000 are currently exercisable and 5,000 are exercisable on each of February 9, 2006 and 2007 and (7) options to purchase 25,000 shares under the 2002 Stock Incentive Plan granted on February 28, 2005 at $4.29 per share, of which 8,333 are exercisable on each of February 28, 2006 and 2007 and 8,334 .are exercisable on February 28, 2008.

[3]	Consists of: (1) currently exercisable incentive stock options to purchase 4,500 shares, granted in December 1996 at an exercise price of $6.42 per share; (2) currently exercisable incentive stock options to purchase 4,500 shares granted in December 1997 at an exercise price of $11.25 per share; (3) currently exercisable incentive stock options to purchase 4,500 shares granted in April 1999 at an exercise price of $13.00 per share; (4) currently exercisable incentive stock options to purchase 5,000 shares granted in February 2000 at an exercise price of $9.69 per share; (5) currently exercisable options to purchase 40,000 shares under the 1992 Incentive Stock Option Plan granted on March 1, 2002, at the exercise price of $2.12 per share, (6) options to purchase 10,000 shares under the 2002 Stock Incentive Plan granted on February 9, 2004 at $1.50 per share, of which 3,333 are currently exercisable and of which 3,333 are exercisable on February 9, 2006 and 3,334 are exercisable on February 9, 2007 and (7) options to purchase 10,000 shares under the 2002 Stock Incentive Plan granted on February 28, 2005 at $4.29 per share, of which 3,333 are exercisable on each of February 28, 2006 and 2007 and 3,334 .are exercisable on February 28, 2008.

[4]	Consists of: options to purchase 100,000 shares, granted under the 2002 Stock Incentive Plan on April 11, 2005 at an exercise price of $5.00 per share, of which 33,333 are exercisable on each of April 11, 2006 and 2007 and 33,334 are exercisable on April 11, 2008.
77

Defined Benefit Plan Disclosure

         Staff employees of the Company, including the executive officers referred to in the Summary Compensation Table, are entitled to participate in the Butler Service Group, Inc. Defined Benefit Plan (the “Plan”), which is a non-contributory, defined benefit retirement plan. The Defined Benefit Plan was frozen as of December 31, 1996. Retirement benefits are computed on the basis of a specified percentage of the average monthly base compensation (during any 60 consecutive months of an employee’s final 120 months of employment which results in the highest average) multiplied by the employee’s years of credited service. The Plan provides for several optional forms of benefit payment including a straight life annuity, a 50% joint and survivor annuity, a period certain annuity, and a lump sum. Retirement benefits are in addition to benefits payable from Social Security. Normal retirement age is 65, although benefits may begin as early as age 55 with ten years of service. A pension benefit is vested after five years of service.

         As of December 31, 1996, the Named Executive Officers had the following years of credited service for retirement compensation purposes: Mr. Kopko--11, Mr. Beckley--6, Mr. Estes--6, and Mr. Tireman--14. The following table shows the estimated annual retirement benefits payable assuming that retirement occurs at age 65.

PENSION PLAN TABLE

	Years of Service
Average Annual Earnings for the Highest Consecutive 60 Months of the Last 120 Months Prior to 1/1/97
	10	15	20	25

$100,000	$11,532	$17,298	$23,064	$28,830
$150,000*	$17,532	$26,298	$35,064	$43,830

* Salary limited by terms of Plan and the law to $160,000 as of January 1, 1997. For Mr. Kopko, the compensation used for service prior to 1994 is $235,840.

         The above pensions are offset by pension equivalents from two other plans: (1) The Company sponsored Employee Stock Ownership Plan (“ESOP”); and (2) Pensions purchased from Nationwide Insurance Company due to termination of predecessor plan. The ESOP has approximately 46,000 shares of the Company’s stock. The shares of stock were allocated to employees over seven years beginning in 1987 and ending in 1993.

         The Company established a 401(k) savings plan (“401(k) Plan”) for all employees. The 401(k) Plan is designed to provide an incentive for employees of the Company, including the Named Executive Officers, to save regularly through payroll deductions. The Company may make matching contributions or other additional discretionary contributions to the 401(k) Plan in amounts determined by the Employee Benefits Administrative Committee. As of September 1, 2002, the Company suspended its matching program. On January 1, 2005, the matching program was reinstated. The Company made matching contributions of approximately $1,160,000 in 2005.

         The Company also maintains a supplemental executive retirement plan (“SERP”) for certain key employees, including the Named Executive Officers. The SERP allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax-deferred earnings, plus investment earnings on the deferred balances, as a retirement fund. Participants do not receive a Company match on any of these deferrals. All employee deferrals vest immediately.

Directors Compensation

         Of the Company’s current directors, only Mr. Kopko is a salaried employee of the Company. All other directors receive separate compensation for Board services. That compensation is comprised of:

Retainer:	$5,000 per quarter (Board members)
$4,500 per quarter (Audit Committee Chair)
$2,000 per quarter (Compensation Committee Chair)

Attendance Fees:	$1,000 for each in-person board meeting
$800 for each telephonic meeting
$850 for each in-person committee meeting
$700 for each telephonic committee meeting

Stock Options:	18,000 shares annually
78

         The Company reimburses all directors for travel and other necessary business expenses incurred in the performance of their services for the Company. Additionally, the Company extends coverage to them under the Company’s medical, dental, life, accidental death and dismemberment, and directors’ and officers’ indemnity insurance policies. Non-employee directors also participate in certain of the Company’s stock option and stock plans including the 1990 Employee Stock Purchase Plan.

         The cash compensation paid to each non-employee director in 2005 was as follows: Mr. Comeau - $39,700; Mr. LeCroy - $31,050; Mr. McBreen - $25,000; Mr. Murray - $25,000; Mr. Petrossi - $34,350; Mr. Tyler $25,000; and Mr. Uyematsu - $27,850.

Employment Contracts and Termination of Employment and Change-in-Control Arrangement

         On December 12, 2002, as the result of the Sarbanes-Oxley Act of 2002 and management salary reductions, the Board of Directors and the Executive Compensation Committee approved the terms of a second amended and restated employment agreement (collectively, the “Employment Agreement”) with Mr. Kopko. Under the Employment Agreement, Mr. Kopko has agreed to serve as President, Chairman of the Board and Chief Executive Officer of the Company, and in a similar capacity for the Company’s subsidiaries, for a term commencing on January 1, 1991 and terminating three years after a notice of termination is given by either the Company or Mr. Kopko, subject to earlier termination in accordance with the terms of the Employment Agreement.

         The Employment Agreement provides for base compensation and annual raises of not less than five percent of the prior year’s salary. The employment agreement, however, further provides that (i) during the year 2002, Mr. Kopko’s salary reflected a ten percent reduction effective September 2002: (ii) Mr. Kopko would not receive the automatic five percent salary increase for the year 2002; (iii) Mr. Kopko would not receive the automatic five percent increase for the year 2003 and (iv) Mr. Kopko would not receive the automatic five percent increase for the year 2004. Mr. Kopko will also receive payment of a performance bonus (referred to in the Employment Agreement as an annual cash bonus) in an amount equal to five percent of the Company’s operating income of $3 million or less, plus three percent of operating income above $3 million, but not less than $150,000 per quarter. The Employment Agreement also provides for an incentive bonus based on the successful completion of management objectives and other factors. In no event is the total annual bonus to exceed four times Mr. Kopko’s base salary.

         “Operating Income” is defined in the Employment Agreement as net income of the Company’s principal operating subsidiary before adjustments for Federal and State income taxes and taxes imposed at the federal/national level by foreign countries (based upon income), and excluding extraordinary items. “Operating income” is also defined to exclude such items as corporate expense allocation from the Company and certain goodwill amortization, and to include items such as general and administrative expense and related working capital interest income and expense.

         The Employment Agreement further provides that prior to the end of the first three calendar quarters of each year, the Company shall pay to Mr. Kopko an amount equal to the sum of the following: (i) eighty percent of the Company’s estimate of Mr. Kopko’s performance bonus for said quarter based on the operating income of the Company, as reported to the Board of Directors for the quarter; and (ii) eighty percent of the Company’s incentive bonus for said quarter, based on satisfactory progress toward completion of the management objectives. The remaining payment will be made within ninety days of the end of the fiscal year.

         The previous employment agreement entered into between the Company and Mr. Kopko contained a performance-based bonus plan for Mr. Kopko (the “Performance Bonus Plan”) which is intended to comply with the provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Section 162(m) generally authorizes the tax deduction of compensation in excess of $1,000,000 per taxable year payable to a chief executive officer (and certain other officers) only where such compensation is based on performance, satisfies certain other requirements, and is approved by the stockholders. The Company’s stockholders approved the Performance Bonus Plan at the Company’s 1999 Annual Meeting, The Performance Bonus Plan was amended by the terms of the December 12, 2002 employment agreement as set forth above (the “Amended Performance Bonus Plan”), and the Amended Performance Plan was approved by the Company’s stockholders at the Company’s 2005 Annual Meeting. Consequently, any Performance Bonus payments made to Mr. Kopko, pursuant to the amended Performance Bonus Plan are to be fully tax deductible. Mr. Kopko is also entitled to benefits, including stock options and payment of taxes on his behalf based on imputed income. If the Company breaches its duty under the Employment Agreement, if Mr. Kopko determines in good faith that his status with the Company has been reduced, or if, after a change in control of the Company, Mr. Kopko determines in good faith that the financial prospects of the Company have significantly declined, Mr. Kopko may terminate his employment and receive all salary and bonus owed to him at that time, pro rated, plus three times the highest annual salary and bonus paid to him in the three years immediately preceding the termination.

         The Company and General Electric Capital Corporation (“GECC”) on March 28, 2003, entered into a third amendment and waiver of its credit facility dated September 28, 2001 (the “GE Third Amendment”), whereby, among other things, certain scheduled amortization payments were waived and certain covenants were modified. Additionally, the GE Third Amendment provides that certain compensation payments to senior executive officers may only be paid in the form of non-cash consideration. During 2003, the CEO elected to receive shares of the Company’s restricted stock in lieu of $510,000 bonus payments owed him in cash for the nine-month period ended September 30, 2003. The Company granted 1,073,400 shares of restricted stock to him under the 2003 Stock Incentive Plan. The stock is restricted for three years, subject to forfeiture or acceleration of vesting upon certain events.

         In April 2005, the Company entered into a three-year employment agreement with Thomas J. Considine, Jr. at an annual salary of $235,000. Mr. Considine’s employment agreement is terminable by either party with four months prior notice. Mr. Considine received an immediate bonus of $75,000 at the commencement date of his contract. In addition, Mr. Considine is eligible for bonuses of up to $100,000 ($50,000 was guaranteed for 2005), based on the achievement of mutually agreed upon goals and objectives (as defined) and other factors. The employment agreement provides that if Mr. Considine’s employment is terminated other than for cause, he will be entitled to up to one year’s base salary or a lesser amount based on his remaining contract term. The agreement provides that Mr. Considine will not compete with the Company for a period of one year after termination of employment. Mr. Considine’s employment was terminated on December 31, 2006.

         In July 2001, the Company entered into an employment agreement with James Beckley. Mr. Beckley’s employment agreement is terminable by either party with four months prior notice. Mr. Beckley is eligible for bonuses of up to 50% of his base salary, based on his achieving specified management objectives (as defined) and other factors. The employment agreement provides that if Mr. Beckley’s employment is terminated other than for cause, he will be entitled to four months salary. The agreement provides that Mr. Beckley will not compete with the Company for a period of one year after termination of employment.

         In July 2001, the Company entered into an employment agreement with Ivan Estes. Mr. Estes’ employment agreement is terminable by either party with four months prior notice. Mr. Estes is eligible for bonuses of up to 50% of his base salary, based on his achieving specified management objectives (as defined) and other factors. The employment agreement provides that if Mr. Estes’ employment is terminated other than for cause, he will be entitled to four months salary. The agreement provides that Mr. Estes will not compete with the Company for a period of one year after termination of employment. Mr. Estes resigned from the Company in November 2006.

         In February 2006, the Company entered into an employment agreement with Mark Koscinski at an annual salary of $175,000 plus a monthly car allowance of $550. Mr. Koscinski’s employment agreement may be terminated with six months prior notice. Mr. Koscinski received an immediate bonus of $29,167 at the commencement date of his contract. In addition, Mr. Koscinski is eligible for bonuses of up to 25% of his base salary, based on his achieving specified management objectives (as defined) and other factors.

Report of the Compensation Committee on Annual Compensation of Executive Officers

         The Company’s executive compensation programs are intended to attract and retain qualified executive and non-executive officers and to motivate them to achieve goals that will lead to increased stockholder value. The main components of executive compensation are base salary, annual incentive cash bonus, and longer-term equity-based incentive compensation. A portion of most executives’ compensation is dependent upon the Company’s profitability and appreciation in the market price of the Company’s common stock. Also impacting executive compensation is the achievement of certain other corporate goals and objectives that promote the long-term success of the Company. These goals have traditionally included objectives for customer satisfaction, quality standards, market share, key account strategy, and process improvement mechanisms that have been important to the Company’s strategic development.

         The Compensation Committee periodically reviews independent surveys, peer group compensation, compensation trends, and competitive factors in making judgments on the appropriate compensation package for each executive employee. In certain cases, the Company has hired executive talent from outside, and both base pay and other compensation elements have been determined with the guidance of the executive search firm used for that purpose. The Compensation Committee’s decisions also acknowledge that Butler’s Retirement Program is very modest compared with many other companies, with the Company’s Defined Benefit Plan frozen since 1996.

         The “Survey Report on Top Management Compensation – 2005/2006”, published by Watson Wyatt Data Services (“WWDS”), was the primary source for reviewing the compensation of executive and non-executive officers for 2005 and recommendations for 2006. WWDS is a leading provider of global compensation, benefits and employment practices information. WWDS is also the survey service the Employers Association of New Jersey uses. The Committee used both the “Non-Manufacturing Super Sector” and the “Services Sector” in comparing the Company’s compensation package of its Chief Executive Officer, other named executive officers, and non-executive officers. The results and conclusions as described below were very similar under either sector analysis. In addition, in late 2004, the Compensation Committee engaged a Watson Wyatt consultant to review the compensation of its CEO, Mr. Kopko, and its other named executive officers, and to make recommendations on their compensation structure going forward. During 2005, the Committee also engaged outside compensation experts to assist it in amending the Company’s incentive stock option plans to allow awards to officers and employees based on performance which then may be tax deductible notwithstanding the limitations of Section 162(m) of the Internal Revenue Code.

         In its review, the Committee noted that Mr. Kopko’s salary in 2005 was well above the 50th percentile, or median, for CEOs of “All Non-Manufacturing Companies” in Butler’s sales range. His salary included a significant increase effective April 2005, in accordance with his employment agreement, after four years of no increase and one salary decrease. His combined salary and bonus, including a guaranteed bonus component most of which was paid in shares of common stock, was also significantly above the median for total cash compensation. Mr. Kopko’s long-term incentive compensation, however, was significantly below the median of other CEOs. As a result, the Committee determined that Mr. Kopko’s total direct compensation was also below the median.

         The Committee recommended no additional guaranteed compensation other than the salary increase contained in Mr. Kopko’s employment agreement. In light of Mr. Kopko’s already significant ownership position in the Company, the Committee made no restricted stock award and no stock option grant in 2005.

         In evaluating Mr. Kopko’s compensation against the Company’s performance, the Committee was pleased with the significant progress made over the past year toward successfully implementing the three-pronged strategic plan: Client-focused top account growth (25 customers represent 83% of 2005 revenues); realigning resources (outsourcing back-office operations to India and increasing the sales force and other front-office presence in the United States); and leveraging the global services model to fuel bottom line results.

         Using the same approach with the other three named executive officers, their combined base salaries were below the median of the WWDS survey for comparable positions, and at the median for total cash compensation. Collectively, their long-term incentive compensation was significantly below the median and, therefore, their total direct compensation was also below the median. An analysis of total compensation of non-executive officers showed similar results.

         Executive Employment Agreements:  On December 12, 2002, the Board of Directors and the Executive Compensation Committee approved the terms of a second amended and restated employment agreement (collectively, the “Employment Agreement”) with Mr. Kopko. The terms of Mr. Kopko’s Employment Agreement are set forth below under “Employment Agreements”.

         Thomas J. Considine, Jr., the Company’s Senior Vice President - Finance and Chief Financial Officer, entered into an employment agreement effective April 2005, as authorized by the Committee. James Beckley, the Company’s Senior Vice President - Technical Services and Project Engineering, entered into an employment agreement effective July 2001, as authorized by the Committee. Ivan Estes, the Company’s Senior Vice President - Telecommunication Services, entered into an employment agreement effective July 2001, as authorized by the Committee. The terms of these employment agreements are set forth below under “Employment Agreements”.

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

         Annual Incentive Cash Bonus:  Each executive officer and certain non-executive officers are eligible to participate in an annual cash bonus plan. A contractual agreement is reached early in the year, with each such officer to be given the opportunity to earn a cash bonus generally based in part on the achievement of profitability and in part on the accomplishment of several key individual, department, or business unit objectives that are believed to be vital to the Company’s success. The financial objectives are generally based on operating income of the Company as a whole, or of a business unit, division or region — rather than on target thresholds. The mix between financial and non-financial objectives depends upon the nature of each executive’s responsibilities. An officer with bottom line responsibility typically has a greater portion of incentive bonus tied to the operating profit of his or her group. However, all executive officers and non-executive officers have some portion of their bonus dependent upon the successful completion of non-financial objectives such as specific projects for their group and/or individually. The bonuses awarded in 2005 to the officers (other than the CEO) reflect the mix of corporate, department and individual performance achieved. The Committee intends to explore Watson Wyatt’s recommendation for additional structure around the bonus program.

         Longer-Term Equity-Based Incentive Compensation:  The Company has longer-term, equity-based plans whose purpose is to promote the interests of the Company and its stockholders by encouraging greater management ownership of the Company’s common stock. Such plans provide an incentive for the creation of stockholder value over the long term, since the full benefit of the compensation package cannot be realized unless an appreciation in the price of the Company’s common stock occurs. Additionally, these plans strengthen the Company’s ability to attract and retain experienced and knowledgeable employees over a longer period and to furnish additional incentives to those employees upon whose judgment, initiative and efforts the Company largely depends. The plans currently in use are the 2002 Stock Incentive Plan and the 2003 Stock Incentive Plan.

         The Committee believes it is important that the CEO and other senior officers have a significant number of stock options whose value can provide a powerful incentive to driving the Company’s bottom line and stock performance. Stock option awards are based on an officer’s level of responsibilities and expected contribution, rather than following the achievement of certain targets. In 2005, a total of 155,000 incentive stock options were awarded to five officers, including 135,000 incentive stock options to the named executive officers. In addition, the CEO elected to receive 97,350 shares of stock in lieu of cash bonus, and the CFO received 50,000 shares of restricted stock.

         The Committee believes that, in general, the executive compensation policies and programs serve the interests of the stockholders and will continue to seek ways to make them better. Such compensation is intended to be a function of the Company’s increase in profits and share price value over a longer-term perspective. At the same time, the Committee plans to review the ways in which the Company provides incentives to its executives, particularly stock-based compensation, and will continue to seek ways to make them better.

 Internal Revenue Code Section 162(m): Internal Revenue Code Section 162(m) generally limits the tax deduction to $1 million for compensation paid to the CEO and each of the four other most highly compensated executive officers of Butler. Qualifying performance-based compensation is not subject to the deduction limitation if certain requirements are met. The Compensation Committee’s policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing the Company’s executives with appropriate rewards for their performance. Towards this end, the Company’s 2002 Stock Incentive Plan and its 2003 Stock Incentive Plan, based upon stockholder approval at the 2005 Annual Meeting, are structured such that awards may qualify as performance-based compensation that are not subject to the deductibility limitation imposed by Section 162(m). Also, based upon ratification of the Amended Performance Bonus Plan at the 2005 Annual Meeting, certain payments made to the Company’s Chief Executive Officer that are directly tied to the attainment of the Company’s business performance may qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code.

COMPENSATION COMMITTEE
Ronald Uyematsu, Chair

Thomas F. Comeau

Walter O. LeCroy

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation

         The Compensation Committee is comprised entirely of independent directors and is periodically advised by independent consultants. No employee of the Company serves on the Compensation Committee. The Company employs Mr. Comeau’s son in a non-executive officer position. Mr. Comeau’s son’s compensation exceeds $60,000 annually.

STOCK PERFORMANCE GRAPH

         The following graph compares the cumulative total return on the Company’s common stock for the last five years with the cumulative total return of the NASDAQ Market Index and a self-constructed peer group of companies. The peer group companies are CDI Corporation, Comforce Corporation, Computer Horizons Corporation, Dycom Industries, Inc., Keane, Inc., Kelly Services, Inc., Mastec, Inc., Quanta Services, Inc., RCM Technologies, Inc., and SOS Staffing Services, Inc. The results are based on an assumed $100 invested on December 31, 2000 and the reinvestment of dividends.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG BUTLER INTERNATIONAL, INC., NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2000 ASSUMES DIVIDEND REINVESTED THROUGH FISCAL YEAR ENDING DECEMBER 31, 2005

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

         This information is included in Item 5.

Security Ownership of Certain Beneficial Owners and Management

         The following table presents information as of May 31, 2007 regarding the beneficial ownership of the Company’s common stock, Series A 7% preferred stock and Series B 7% cumulative convertible preferred stock by: (i) all persons known by the Company to be the beneficial owners of more than 5% of the common stock and/or preferred stock of the Company; (ii) each director and nominee; (iii) each executive officer named in the Summary Compensation Table on page 11; and (iv) all directors and executive officers as a group. Under the rules of the Securities and Exchange Commission, “beneficial ownership” includes shares for which the individual, directly or indirectly, has or shares voting or investment power, whether or not the shares are held for the individual’s benefit. Unless otherwise stated, all shares are held directly with sole voting and investment power. The business address of the named stockholders is the address of the Company, except as otherwise noted. Except as disclosed in the chart below, the Company knows of no other person or group owning 5% or more of any class of the Company’s voting securities.

PRINCIPAL STOCKHOLDERS

	Common Stock[1]			Preferred Stock[2]			Total Equivalent Voting Rights[3]

Name	# of Shares		% of Class	# of Shares		% of Class	# of Shares	% of Total

Edward M. Kopko	3,658,351	[4]	29.3%	1,410,297		23.3%	5,068,648	19.4%

Hugh G. McBreen	455,371	[5]	3.8%	1,416,280	[6]	23.4%	1,871,651	9.8%

Wesley B. Tyler	186,600	[7]	1.6%	—		—	186,600	1.0%

Walter O. LeCroy	151,950	[8]	1.3%	—		—	151,950	*

Thomas F. Comeau	147,075	[9]	1.2%	—		—	147,075	*

Frank H. Murray	66,300	[10]	*	—		—	66,300	*

Louis F. Petrossi	54,000	[11]	*	—		—	54,000	*

Ronald Uyematsu	36,000	[12]	*	—		—	36,000	*

James Beckley	138,867	[13]	1.2%	—		—	138,867	*

Ivan Estes	83,558	[14]	*	—		—	83,558	*

M Koscinski	1,939		*	—		—	1,939	*

T Considine	16,666	[15]	*	—		—	16,666	*

C Tireman	30,978		*	—		—	30,978	*

Frederick H. Kopko, Jr.	1,398,953	[16]	11.6%	1,357,343	[17]	22.4%	2,756,296	14.9%

David M. Knott	1,051,800	[18]	8.8%	—		—	1,051,800	5.7%

Prescott Group Capital
Management LLC	1,181,533	[19]	9.9%	—		—	1,181,533	6.4%

Caxton Associates, LLC	603,685	[20]	5.1%	—		—	603,685	3.3%

Charlie Jobson	613,569	[21]	5.1%	—		—	613,569	3.3%

SFE Partners	1,000,000	[22]	8.4%	—		—	1,000,000	5.4%

ISB Development Corp.	1,750,000	[23]	14.7%	—		—	1,750,000	9.5%

All directors and executive officers as a group (11)	5,027,655	[24]	38.3%	2,826,577		46.6%	7,854,232	32.5%

* Less than 1%

1.	Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of January 31, 2007 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

2.	Series B Preferred Stock consists of 6,065,189 outstanding shares, has one vote per share, and is convertible into shares of Common Stock at a rate of 0.285 per share of Series B Preferred Stock.

3.	Assumes Series B Preferred Stock is not converted.

4.	Includes 1,073,400 shares of restricted stock. The restricted stock is subject to forfeiture or acceleration of vesting upon certain events. Also includes 378,767 shares that may be purchased upon exercise of options exercisable within 60 days of January 31, 2007, and 375,000 shares that may be purchased upon exercise of voteable warrants exercisable within 60 days of January 31, 2007, of which 312,500 are owned individually by Mr. Kopko and of which 62,500 are owned in his IRA. Also includes 1,000,000 shares that may be purchased upon exercise of voteable warrants exercisable within 60 days of January 31, 2007 which are owned by SFE Partners, of which Mr. Kopko may be deemed to share voting and dispositive power, but of which Mr. Kopko has no pecuniary interest. Mr. Kopko also owns 1,250 shares of Series A Preferred Stock individually, and 250 shares of Series A Preferred Stock through his IRA.

5.	Includes 5,437 shares beneficially owned by Mr. McBreen’s children (as to which Mr. McBreen disclaims beneficial ownership), and 144,000 shares that may be purchased upon exercise of options exercisable within 60 days of January 31, 2007. Also includes 100,000 shares that may be purchased upon exercise of voteable warrants exercisable within
84

60 days of January 31, 2007, of which 87,500 are owned individually by Mr. McBreen and of which 12,500 are owned by Peter J. McBreen & Associates, Inc., a corporation of which Mr. McBreen is a principal. Mr. McBreen also owns 350 shares of Series A Preferred Stock individually, and 50 shares of Series A Preferred Stock through Peter J. McBreen & Associates, Inc The business address of Mr. McBreen is 20 North Wacker Drive, Suite 2520, Chicago, IL 60606.

6.	Includes 2,982 shares owned by Mr. McBreen’s wife (as to which Mr. McBreen disclaims beneficial ownership).

7.	Includes 36,000 shares that may be purchased upon exercise of options exercisable within 60 days of January 31, 2007. Also, includes 150,600 shares held through Old Oak Partners, LLC. Mr. Tyler is a managing member of Old Oak Partners, LLC.

8.	Includes 54,000 shares that may be purchased upon exercise of options exercisable within 60 days of May 31, 2007.

9.	Includes 102,000 shares that may be purchased upon exercise of options exercisable within 60 days of May 31, 2007.

10.	Includes 36,000 shares that may be purchased upon exercise of options exercisable within 60 days of May 31, 2007.

11.	Consists of 54,000 shares that may be purchased upon exercise of options exercisable within 60 days of May 31, 2007.

12.	Consists of 36,000 shares that may be purchased upon exercise of options exercisable within 60 days of Nay 31, 2007.

13.	Includes 85,167 shares that may be purchased upon exercise of options exercisable within 60 days of May 31, 2007.

14.	Includes 68,500 shares that may be purchased upon exercise of options exercisable within 60 days of May 31, 2007.

15.	Mr. Considine’s employment was terminated at December 31, 2006.

16.	Includes 108,000 shares that may be purchased upon exercise of options exercisable within 60 days of January 31, 2007. Also includes 1,000,000 shares that may be purchased upon exercise of voteable warrants exercisable within 60 days of January 31, 2007 which are owned by SFE Partners, of which Mr. Kopko may be deemed to share voting and dispositive power. The business address of Mr. Kopko is 20 North Wacker Drive, Suite 2520, Chicago, IL 60606.

17.	Includes 8,464 shares owned by Mr. Kopko’s wife (as to which Mr. Kopko disclaims beneficial ownership).

18.	Based on publicly available information reported on November 13, 2006, Mr. Knott may be deemed to own beneficially 1,051,800 shares of the Company’s Common Stock. Mr. Knott individually has the sole power to vote 965,400 shares of the Company’s Common Stock held in the Knott Partners, L.P.’s account As President of Dorset Management Corporation (“Dorset”), Mr. Knott shares with certain of Dorset’s clients the power to vote that portion of 78,900 shares of Common Stock held in their respective accounts. The business address of Mr. Knott is 485 Underhill Boulevard, Syosset, NY 11791.

19.	Based on publicly available information reported on August 11, 2006, Prescott Group Capital Management, LLC (“Prescott Capital”), Prescott Group Aggressive Small Cap, L.P. (“Prescott Small Cap”), Prescott Group Aggressive Small Cap II, L.P. (“Prescott Small Cap II”) and Mr. Phil Frohlich, the principal of Prescott Capital, may be deemed to beneficially own 1,181,533 shares of the Company’s common stock. The shares were purchased by Prescott Small Cap II and by Prescott Small Cap (collectively, the “Small Cap Funds”) through the account of Prescott Group Aggressive Small Cap Master Fund, G.P. (“Prescott Master Fund”), of which the Small Cap Funds are a general partner. Prescott Capital serves as the general partner of the Small Cap Funds and may direct the Small Cap Funds, the general partners of Prescott Master Fund, to direct the vote and disposition of the 1,181,533shares of common stock held by the Master Fund. As the principal of Prescott Capital, Mr. Frohlich may direct the vote and disposition of the 1,181,533 shares of common stock held by Prescott Master Fund. The business address of Prescott Capital, Prescott Small Cap, Prescott Small Cap II, and Mr. Frohlich is 1924 South Utica, Suite 1120, Tulsa, Oklahoma 74104-6529.

20.	Based on publicly available information reported on February 23, 2006, Mr. Kovner and Caxton Associates, L.L.C. (“Caxton”) and Caxton International Limited (“CI”) may be deemed to own beneficially 603,685 shares of the Company’s Common Stock. Mr. Kovner is the Chairman of Caxton and the sole shareholder of Caxton Corporation, the manager and majority owner of Caxton. Caxton is the trading advisor to CI and as such, has voting and dispositive power with respect to investments of Caxton and CI. CI owns 603,685 shares of the Company’s Common Stock. The business address of CI is c/o Prime Management Limited, Mechanics Building, 12 Church Street, Hamilton HM11, Bermuda. The business address of Caxton is Princeton Plaza, Building 2, 731 Alexandar Road, Princeton, NJ 08540. The business address of Mr. Kovner is 500 Park Avenue, New York, NY 10022.
85

[21]	Based on publicly available information reported on August 25, 2006, Mr. Charles Jobson has sole voting and dispositive power over 613,569 shares of common stock. The business address of Mr. Jobson is One International Place, Suite 2401, Boston, MA 02110.

[22]	Consists of 1,000,000 shares that may be purchased upon exercise of voteable warrants exercisable within 60 days of January 31, 2007. The partners in SFE Partners are ISB Development, Frederick H. Kopko, Jr. and Edward M. Kopko, each of which are entitled to jointly direct the voting and disposition of the warrants and the 4,000 shares of Series A Preferred Stock of Butler which are also owned by SFE Partners. As the President of ISB Development Corp., Sergei Kouzmine may exercise voting and disposition rights held by ISB Development Corp. The shares of Series A Preferred Stock are non-voting except in certain circumstances.

[23]	Consists of 250,000 shares that may be purchased upon exercise of voteable warrants exercisable within 60 days of January 31, 2007 held by ISB Development Corp. individually and 1,000,000 shares that that may be purchased upon exercise of voteable warrants held by SFE Partners. As a partner of SFE Partners, ISB Development Corp. is entitled to jointly direct voting and disposition of the warrants and the 4,000 shares of Series A Preferred Stock of Butler also held by SFE Partners. ISB Development Corp. also owns 1,000 shares of Series A Preferred Stock of Butler individually.

[24]	Includes 1,214,334 shares that may be purchased upon exercise of options exercisable within 60 days of May 31, 2007.

Item 13. Certain Relationships and Related Transactions

(a)	Transactions with management and others

The Company employs Mr. Comeau’s son in a non-executive capacity whose compensation exceeds $60,000 annually.

(b)	Certain business relationships

In 2004, the Company notified the Chief Executive Group, L.P. (“CE Group”) of its intent to initiate legal proceedings to foreclose on all of Chief Executive Magazine, Inc.’s (“Chief Executive”) property and assets due to Chief Executive’s inability to repay its obligations to the Company. During 2001, Mr. Kopko, the Company’s Chief Executive Officer, became the managing general partner of Chief Executive Group, L.P. (“CE Group”), and the limited partnership that owns the magazine. Also in 2001, the Company converted approximately $2.0 million of accounts receivable from Chief Executive into a note receivable. The note bore interest at three hundred basis points above the prime rate (8.0% at December 31, 2004). In 2004 and 2003, due to the deterioration of the financial condition of Chief Executive, the Company increased its allowance for doubtful accounts and notes by $0.2 million and $1.8 million, respectively, to cover its estimated losses resulting from Chief Executive’s inability to make required payments. In 2004, as a result of the pending foreclosure, the Company had included all of the receivables from Chief Executive and related allowances in other assets. At December 31, 2004, trade receivables and the note receivable from Chief Executive totaled approximately $8.6 million and $1.3 million, respectively, and are included in other assets net of allowance for doubtful accounts and notes of $5.9 million. Negotiations for the non-judicial transfer to the Company of all the assets and certain liabilities of Chief Executive were completed and the Company acquired Chief Executive’s assets during December 2005. General Electric Capital Corporation, the Company’s principal debt holder, consented to the foreclosure on the Chief Executive property and assets.

The Company intends to hold and operate the net assets of Chief Executive acquired through foreclosure. The net assets were recorded at fair value during December 2005. In connection with the determination of the fair value of the Chief Executive’s net assets, the Company obtained an independent appraisal. Of the $3,235,000 of acquired intangible assets, $was assigned to registered trademarks that are not subject to amortization. The remaining $355,000 of acquired intangible assets has a weighted average useful life of approximately four years. The intangibles that make up that amount include subscriber relationships of $240,000 (4-year weighted-average useful life) and advertiser relationships (4-year weighted-average useful life). The amortization period is four years and the Company will recognize annual amortization expense of $45,000.

One member of the Company’s current Board of Directors, Mr. McBreen, is a partner in the Company’s outside legal counsel, McBreen & Kopko. Frederick H. Kopko, Jr., who is also a partner at McBreen & Kopko, is the brother of Mr. Kopko. During 2005, the Company incurred approximately $602,000 in fees and expenses to McBreen & Kopko. Frederick H. Kopko, Jr. resigned as a director effective with the date of the 2004 Annual Meeting. As a director of several of the Company’s subsidiaries, Frederick H. Kopko Jr. is covered under the Company’s medical plan.

(c )	Indebtedness of management
86

Under various approved stockholder option plans and stock purchase agreements, certain directors, former directors and officers have executed non-recourse, non-interest bearing notes to the Company to purchase common stock. The shares of the stock purchased by such individuals in connection with the loans collateralize the loans and each individual has entered into a pledge agreement and has executed a secured non-recourse promissory note. The loans are payable on the later of the specific date set forth in such promissory notes or the date when the officer fails to remain continuously employed by the Company. Directors and former directors with outstanding loans to the Company shall, subject to certain limitations, repay certain outstanding loans through cash payment or tender to the Company of shares of stock of the Company, provided that the closing price of the Company’s common stock reaches or exceeds $10.00 per share, averages $10.00 per share over a period of thirty consecutive days, and does not fall below such $10.00 per share purchase price prior to repayment. In 2004, one loan to a former officer for approximately $37,000 was forgiven in exchange for the shares held as collateral. These shares were subsequently retired. One former director loan totaling $54,000 was repaid during 2004. The outstanding balance of these loans to the Company’s CEO at December 25, 2005 and 2004 was $1,617,000. The outstanding balance of these loans to the Company’s directors, former directors and other stockholders at December 25, 2005 and 2004 was $4,121,000 and $4,121,000, respectively. These stockholder loans are classified as a reduction in stockholders’ equity on the consolidated balance sheet. Additionally, in 1999, the Company provided its CEO with a non-interest bearing loan in the amount of $822,000 to enable him to meet his tax obligation on options exercised in that year. The full principal amount of this loan is currently outstanding and is classified as a reduction in stockholders’ equity on the consolidated balance sheet. The loans to these executives and directors were made prior to the effective date of the prohibition of loans to directors and executive officers under the Sarbanes-Oxley Act of 2002, and are grandfathered under such Act.

Also, the Company has advanced amounts to Mr. Kopko against his future bonuses. The outstanding aggregate balance of the advances to Mr. Kopko on December 25, 2005 was $634,565 and the largest aggregate amount of advances outstanding during 2005 was $665,295. In April 2005, a bonus in the amount of $30,730 was applied against his advances. The outstanding aggregate balance of the advances to Mr. Kopko on December 31, 2004 was $665,295 and the largest aggregate amount of advances outstanding during 2004 was $696,634. In 2003, the Company and Mr. Kopko agreed on a repayment plan whereby certain bonus amounts due him will be used to pay down his outstanding advance balance.

Item 14. Principal Accounting Fees and Services

Audit Fees

         The aggregate fees billed by Grant Thorton LLP for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 25, 2005 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the third quarter of 2005 were approximately $1.2 million.

         The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2004 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for fiscal years 2005 and 2004 were approximately $413,000 and $318,000, respectively.

Audit-Related Fees

         The aggregate fees billed by Deloitte & Touche LLP for audit-related services for fiscal years 2005 and 2004 primarily related to employee benefit plan audits and accounting consultations, approximated $70,000 and $42,000, respectively.

Tax Fees:

         The aggregate fees billed by Deloitte & Touche LLP fees for tax compliance, tax advice and tax planning for fiscal year 2004 approximated $9,000.

All Other Fees

         There were no fees for other services for fiscal years 2005 and 2004.

Pre-Approval Policies

         The Audit Committee has adopted a policy which requires it to pre-approve the audit and non-audit services performed by the Company’s auditor in order to assure that providing such services will not impair the auditor’s independence.

         For audit services Grant Thorton LLP will provide the Audit Committee each fiscal year with an engagement letter outlining the scope of the audit services proposed to be performed in connection with that fiscal year. If agreed to by the Committee, the Committee will formally accept this engagement letter at a scheduled meeting. The independent auditor will submit to the Committee an audit services fee proposal after acceptance of the engagement letter. The Committee must approve that fee proposal. In connection with its approval of the fee proposal, the Committee will also pre-approve the expenditure by management of an amount up to an additional 10% of such fee proposal to cover such additional costs as may be incurred for audit services that are performed for that fiscal year.

         For non-audit services, the Company’s management will submit to the Committee for approval a detailed list of non-audit services that it recommends the Committee engage the independent auditor to provide for the current fiscal year. Management and the independent auditor will each confirm to the Committee that each non-audit service on the list is permissible under all applicable legal requirements. In addition to the list of anticipated non-audit services, a budget estimating non-audit service spending for the fiscal year will be provided. The Committee must approve both the list of permissible non-audit services and the budget for such services. The Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

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

         The independent auditor must ensure that the Committee has approved all audit and non-audit services provided to the Company. The Company’s Vice President and Controller will be responsible for tracking all of the independent auditor’s fees against the budget for such services and report at least annually to the Audit Committee.

PART IV Item 15. Exhibits and Financial Statement Schedules The following documents are filed as part of this report:

(1)	Financial Statements:

Consolidated Balance Sheets at December 25, 2005 and December 31, 2004

Consolidated Statements of Operations for each of the three years in the period ended December 25, 2005

Consolidated Statements of Comprehensive Income/(Loss) for each of the three years in the period ended December 25, 2005

Consolidated Statements of Cash Flows for each of the three years in the period ended December 25, 2005

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 25, 2005

Notes to Consolidated Financial Statements

Report of Independently Registered Accountants

(2)	Financial Statement Schedules for each of the three years in the period ended December 25, 2005:

II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibit Index is included after signatures. New exhibits, listed as follows, are attached:

Exhibit No.	Description

10.35 (q)	Amendment effective June 30, 2007, by and between Registrant, certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2007 and hereby incorporated by reference.

22.1	List of Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 32.2.

(b)	The Registrant has filed, as exhibits to this annual report on Form 10-K, the exhibits by required by Item 601 of Regulation S-K.

(c)	The Registrant has filed, as financial statement schedules to this annual report on Form 10-K, the financial statements required by Regulation S-X, which are excluded from the annual report to shareholders by Rule 14a-3(b).
89

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 8, 2007	BUTLER INTERNATIONAL, INC.

(Registrant)

By: /s/ Edward M. Kopko

Edward M. Kopko, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edward M. Kopko	Chairman of the Board of Directors	October 8, 2007
and Chief Executive Officer
Edward M. Kopko	(Principal Executive Officer)

/s/ Mark Koscinski	Vice President	October 8, 2007
And Controller
Mark Koscinski	(Principal Accounting Officer)
(Acting Principal Financial Officer)

/s/ Thomas F. Comeau	Director	October 8, 2007

Thomas F. Comeau

/s/ Walter O. LeCroy	Director	October 8, 2007

Walter O. LeCroy

/s/ Hugh G. McBreen	Director	October 8, 2007

Hugh G. McBreen

/s/ Frank H. Murray	Director	October 8, 2007

Frank H. Murray

/s/ Louis F. Petrossi	Director	October 8, 2007

Louis F. Petrossi

/s/ Wesley B. Tyler	Director	October 8, 2007

Wesley B. Tyler

/s/ Ronald Uyematsu	Director	October 8, 2007

Ronald Uyematsu

Schedule II

BUTLER INTERNATIONAL, INC. VALUATION AND QUALIFYING ACCOUNTS (in thousands)

		Additions

Description	Balance at beginning of period	Charged to costs and Expenses	Charged to other accounts	Deductions		Balance at end of period

2003
Allowance for doubtful accounts receivable	$6,424	$2,356	$—	$280		$8,500

Allowance for doubtful notes receivable	912	84	—	—		996

Allowance for deferred taxes	—	1,274	—	—		1,274

2004
Allowance for doubtful accounts receivable	$8,500	$243	$—	$169		$8,574	(a)

Allowance for doubtful notes receivable	996	91	—	—		1,087

Allowance for deferred taxes	1,274	201	—	—		1,475

2005
Allowance for doubtful accounts receivable	$8,574	$621	$—	$7,594	(b)	$1,601

Allowance for doubtful notes receivable	1,087	111	—	1,198	(b)	—

Allowance for deferred taxes	1,475	(35)	870			2,310

(a) Balance is comprised of the allowance for doubtful accounts – Accounts Receivable (See Note 5) totaling $3.1million and allowance for doubtful accounts – Chief Executive (See Note 20) totaling $5.4 million.

(b) Eliminated as part of foreclosure of Chief Executive Magazine.
91
BUTLER INTERNATIONAL, INC. EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Registrant, as amended, filed as Exhibit No. 3(a) to the Registrant’s Registration Statement on Form S-4, Registration No. 33-10881 (the “S-4”), and hereby incorporated by reference.

3.2	Amended and Restated By-laws of the Registrant, as filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 13, 2004 and hereby incorporated by reference.

3.3	Articles Supplementary to the Articles of Incorporation (Series B 7% Cumulative Convertible Preferred Shares), as filed with the Department of Assessments and Taxation of the State of Maryland on September 29, 1992, filed as Exhibit No. 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1992, and hereby incorporated by reference.

3.4	Amendment to Articles Supplementary to the Articles of Incorporation (Series B 7% Cumulative Convertible Preferred Shares) as filed with the Department of Assessments and Taxation of the State of Maryland on July 12, 1993, filed as Exhibit No. 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, and hereby incorporated by reference.

3.5	Articles Supplementary dated December 18, 2006 establishing and fixing the rights and preferences of a series of shares of preferred stock filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2006 and hereby incorporated by reference.

4.1	Specimen Stock Certificate for the Registrant’s common stock, par value $.001 per share, filed as Exhibit No. 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-2479 (the “S-1”), and hereby incorporated by reference.

4.2	Specimen Stock Certificate representing the Registrant’s Series B 7% Cumulative Convertible Preferred Stock, par value $.001 per share, filed as Exhibit No. 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, and hereby incorporated by reference.

10.1*	Incentive Stock Option Plan of the Registrant, as amended, filed as Exhibit No. 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.2*	Stock Option Plan of the Registrant, as amended, filed as Exhibit No. 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.3*	1989 Directors Stock Option Plan of the Registrant, dated November 1, 1988, as amended, filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.4*	Stock Purchase Agreement, dated September 19, 1990, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.5*	Plan Pledge Agreement, dated September 19, 1990, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.6*	Plan Promissory Note, dated January 16, 1991, executed by Edward M. Kopko, and made payable to the order of North American Ventures, Inc. in the amount of $445,000, filed as Exhibit No. 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC. EXHIBIT INDEX (Continued)

Exhibit No.	Description

10.7*	Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.8*	Promissory Note, dated January 16, 1991, executed by Edward M. Kopko and made payable to the order of North American Ventures, Inc. in the amount of $154,999.40, filed as Exhibit No. 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.9*	Form of Plan Pledge Agreement, dated September 19, 1990, between North American Ventures, Inc. and each of John F. Hegarty, Hugh G. McBreen, and Frederick H. Kopko, Jr. (“Outside Directors”), filed as Exhibit No. 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.10*	Form of Plan Promissory Note, dated September 19, 1990, each executed by an Outside Director and each made payable to the order of North American Ventures, Inc. in the amount of $185,000, filed as Exhibit No. 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.11*	Form of Stock Purchase Agreement, dated November 4, 1988, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.12*	Form of Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.13*	Form of Promissory Note, dated January 16, 1991, executed by each of the Outside Directors and each payable to the order of North American Ventures, Inc., in the amount of $63,000, filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.14*	Form of Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.15*	Form of Promissory Note, dated January 16, 1991, executed by each of John F. Hegarty and Hugh G. McBreen and each made payable to the order of North American Ventures, Inc. in the amount of $54,000, filed as Exhibit No. 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.16*	Form of Promissory Note, dated January 16, 1991, executed by each of the Outside Directors and each payable to the order of North American Ventures, Inc., in the amount of $225,450, filed as Exhibit No. 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.17*	Form of Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC. EXHIBIT INDEX (Continued)

Exhibit No.	Description

10.18*	Form of Security Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.19*	1990 Employee Stock Purchase Plan of the Registrant, as amended, filed as Exhibit No. 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.20(a)*	Second Amended and Restated Employment Agreement, dated December 12, 2002 among Butler International, Inc., Butler Service Group, Inc. and Edward M. Kopko, filed as exhibit 10.20(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and hereby incorporated by reference.

10.21*	Stock Purchase Agreement, dated December 17, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

10.22*	Plan Pledge Agreement, dated December 17, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

10.23*	Plan Promissory Note, dated December 17, 1991, executed by Edward M. Kopko, and made payable to the order of North American Ventures, Inc. in the amount of $84,000, filed as Exhibit No. 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

10.24*	Form of Stock Purchase Agreement, dated December 17, 1991, between North American Ventures, Inc. and each of John F. Hegarty and Hugh G. McBreen, filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

10.25*	Form of Plan Pledge Agreement, dated December 17, 1991, between North American Ventures, Inc. and each of John F. Hegarty and Hugh G. McBreen, filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

10.26*	Form of Plan Promissory Note, dated December 17, 1991, executed each of John F. Hegarty and Hugh G. McBreen, and each made payable to the order of North American Ventures, Inc., in the amount of $42,000, filed as Exhibit No. 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

10.27*	1992 Stock Option Plan, filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, and hereby incorporated by reference.

10.28*	1992 Incentive Stock Option Plan, filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, and hereby incorporated by reference.

10.29*	1992 Stock Bonus Plan, filed as Exhibit No. 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC. EXHIBIT INDEX (Continued)

Exhibit No.	Description

10.30*	1992 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, and hereby incorporated by reference.

10.31*	Butler Service Group, Inc. Employee Stock Ownership Plan and Trust Agreement, filed as Exhibit No. 19.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987, and hereby incorporated by reference.

10.32*	Form of Promissory Note dated May 3, 1995 in the original principal amount of $142,500 executed by Frederick H. Kopko, Jr. and Hugh G. McBreen, and made payable to the order of Butler International, Inc., filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and hereby incorporated by reference.

10.33*	Form Pledge Agreement dated May 3, 1995 between Butler International, Inc. and each of Frederick H. Kopko, Jr. and Hugh G. McBreen, filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and hereby incorporated by reference.

10.34	Second Amended and Restated Credit Agreement dated September 28, 2001, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and hereby incorporated by reference.

10.35(a)	First Amendment Agreement, dated as of February 27, 2002, between Butler Service Group, Inc. and General Electric Corporation, filed as Exhibit 10.37(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and hereby incorporated by reference.

10.35(b)	Second Amendment and Waiver, dated November 14, 2002, between Butler Service Group, Inc. and General Electric Corporation, filed as Exhibit 10.36(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and hereby incorporated by reference.

10.35(c)	Third Amendment and Waiver, dated March 27, 2003, between Butler Service Group, Inc. and General Electric Corporation, filed as Exhibit 10.36(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and hereby incorporated by reference.

10.35(d)	Fourth Amendment and Waiver, dated May 14, 2003, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.36(d) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and hereby incorporated by reference.

10.35(e)	Fifth Amendment and Waiver, dated November 14, 2003, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.36(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and hereby incorporated by reference.

10.35(f)	Sixth Amendment and Waiver, dated March 30, 2004, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.36(f) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and hereby incorporated by reference.

10.35(g)	Seventh Amendment, dated July 1, 2004, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.35(g) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and hereby incorporated by reference.

10.35(h)	Eighth Amendment, dated November 10, 2004, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.35(h) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC. EXHIBIT INDEX (Continued)

Exhibit No.	Description

10.35(i)	Ninth Amendment, dated March 25, 2005, between Butler Service Group, Inc. and General Electric Capital Corporation, filed to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 as Exhibit 10.35(i) and hereby incorporated by reference.

10.35(j)	Tenth Amendment, dated July 19, 2005, between Butler Service Group, Inc. and General Electric Capital Corporation, filed to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 as Exhibit 10.35(j) and hereby incorporated by reference

10.35(k)	Eleventh Amendment, dated September 1, 2005, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.35(k) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.35(l)	Twelfth Amendment, dated November 30, 2005, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 1, 2005 and hereby incorporated by reference.

10.35(m)	Thirteenth Amendment to Credit Agreement dated September 29, 2006, executed on October 2, 2006, by and between Registrant, certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2006 and hereby incorporated by reference.

10.35(n)	Fourteenth Amendment to Credit Agreement dated October 31, 2006, 2006, by and between Registrant, certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2006 and hereby incorporated by reference.

10.35(o)	Fifteenth Amendment to Credit Agreement dated December 14, 2006, 2006, by and between Registrant, certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2006 and hereby incorporated by reference.

10.35(p)	Sixteenth amendment and Limited Waiver to Credit Agreement dated as of April 30, 2007, by and between Registrant, certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2007 Articles Supplementary dated December 18, 2006 establishing and fixing the rights and preferences of a series of shares of preferred stock filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2006 and hereby incorporated by reference.

10.35 (q)	Amendment effective June 30, 2007, by and between Registrant, certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2007 and hereby incorporated by reference.

10.36*	Form of Promissory Note dated January 28, 1998 in the original amount of $168,278.74 executed by Hugh G. McBreen and made payable to the order of Butler International, Inc., filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and hereby incorporated by reference.

10.37*	Form Pledge Agreement dated January 28, 1998 between Butler International, Inc. and Hugh G. McBreen, filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and hereby incorporated by reference.

10.38*	Form of Promissory Note dated October 13, 1998 in the original amount of $181,000 executed by Frederick H. Kopko, Jr. and made payable to Butler International, Inc. filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC. EXHIBIT INDEX (Continued)

Exhibit No.	Description

10.39*	Form Pledge Agreement dated October 13, 1998 between Butler International, Inc. and Frederick H. Kopko, Jr., filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, and hereby incorporated by reference.

10.40*	Form of Promissory Note dated March 2, 1999 in the original amount of $890,625 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and hereby incorporated by reference.

10.41*	Form Pledge Agreement dated March 2, 1999 between Butler International, Inc. and Edward M. Kopko, filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and hereby incorporated by reference.

10.42*	Form of Promissory Note dated March 2, 1999 in the original amount of $822,441 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and hereby incorporated by reference.

10.43*	Form of Promissory Note dated September 12, 2000 in the original amount of $367,000 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.

10.44*	Form Pledge Agreement dated September 12, 2000 between Butler International, Inc. and Edward M. Kopko, filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.

10.47	Form of Promissory Note dated January 2, 2002 in the original amount of $362,250 executed by Bridge Financing Partners LLC and made payable to Butler International, Inc. filed as Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference.

10.48	Form Pledge Agreement dated January 2, 2002 between Butler International, Inc. and Bridge Financing Partners LLC filed as Exhibit 10.54 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference.

10.49*	Form of Promissory Note dated March 12, 2002 in the original amount of $219,750 executed by Frederick H. Kopko, Jr. and made payable to Butler International, Inc. filed as Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference.

10.50*	Form Pledge Agreement dated March 12, 2002 between Butler International, Inc. and Frederick H. Kopko, Jr. filed as Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference.

10.51	Form of Promissory Note dated March 12, 2002 in the original amount of $186,180 executed by Hugh G. McBreen and made payable to Butler International, Inc. filed as Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference.

10.52	Form Pledge Agreement dated March 12, 2002 between Butler International, Inc. and Hugh G. McBreen filed as Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC. EXHIBIT INDEX (Continued)

Exhibit No.	Description

10.53	Mortgage and Security Agreement dated September 30, 2002, between Butler of New Jersey Realty Corp. and GMAC Commercial Mortgage Corp., filed as Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and hereby incorporated by reference.

10.53(a)	Promissory Note dated September 30, 2002, between Butler of New Jersey Realty Corp. and GMAC Commercial Mortgage Corp., filed as Exhibit 10.58(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and hereby incorporated by reference.

10.54*	Notification of Default Letter date May 12, 2003 to Board of Directors, Butler International, Inc. regarding Edward M. Kopko’s employment agreement, filed as Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, and hereby incorporated by reference.

10.55*	Senior Management Employment Agreement between Butler Technology Solutions and Ivan Estes, filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.

10.56*	Senior Management Employment Agreement between Butler Technical Group and James Beckley, filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.

10.57	Settlement and Release Agreement, dated May 5, 2004, filed as Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and hereby incorporated by reference.

10.58	Employment Agreement dated April 14, 2005, between Butler International, Inc. and Thomas J. Considine, Jr., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2005.

10.59	Securities Purchase Agreement dated June 30, 2006, by and among Registrant, certain of its subsidiaries, and Levine Leichtman Capital Partners II, L.P., a California limited partnership(“LLCP”), filed as Exhibit 10.1 to the Registrant’s Current Report on form 8-K filed on July 7, 2006 and hereby incorporated by reference.

10.60	Unsecured Note due 2006, dated June 30, 2006, in the original principal amount of $2,500,000, from BI and certain of its subsidiaries in favor of LLCP, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 7, 2006 and hereby incorporated by reference.

10.61	Warrant to purchase 1,041,254 shares of common stock, dated June 30, 2006 from Registrant in favor of LLCP, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 7, 2006 and hereby incorporated by reference.

10.62	Registration Rights Agreement dated June 30, 2006 between Registrant and LLCP, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 7, 2006 and hereby incorporated by reference..

10.63	Letter Agreement dated June 30, 2006 between Registrant and LLCP, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 7, 2006 and hereby incorporated by reference...

10.64	Investor Rights Agreement dated June 30, 2006 by and among Registrant, Edward M. Kopko and Frederick H. Kopko, Jr., filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 7, 2006 and hereby incorporated by reference..

* Denotes compensatory plan, compensation arrangement, or management contract.
98

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit No.	Description

10.65	Intercompany Subordination Agreement dated June 30, 2006 by and among Registrant, certain of our subsidiaries and LLCP, filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 7, 2006 and hereby incorporated by reference.

10.66	General and Continuing Guaranty dated June 30, 2006, by certain subsidiaries of Registrant in favor of LLCP, filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on July 7, 2006 and hereby incorporated by reference..

10.67	Noncompetition Agreement dated June 30, 2006, by and between Registrant and Edward M. Kopko, filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on July 7, 2006 and hereby incorporated by reference.

10.68	Personal Guaranty dated June 30, 2006, by Edward M. Kopko in favor of LLCP, filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on July 7, 2006 and hereby incorporated by reference.

10.69	First Amendment to Securities Purchase Agreement and to Unsecured Note Due 2006 dated August 14, 2006, by and among Registrant, certain of its subsidiaries, and LLCP, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 16, 2006 and hereby incorporated by reference.

10.70*	Senior Management Employment Agreement dated February 1, 2006, between the Registrant and mark Koscinski, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 22, 2006 and hereby incorporated by reference.

10.71	Form of Registration Rights Agreement dated December 15, 2006, between Registrant and certain non-institutional investors, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 21, 2006 and hereby incorporated by reference.

10.72	Form of Registration Rights Agreement dated December 15, 2006, between Registrant and certain non-institutional investors, filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on December 21, 2006 and hereby incorporated by reference.

10.73	Form of Warrant dated December 15, 2006, between Registrant and certain institutional investors, filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on December 21, 2006 and hereby incorporated by reference.

10.74	Form of Warrant dated December 15, 2006, between Registrant and certain non-institutional investors, filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on December 21, 2006 and hereby incorporated by reference.

10.75	Form of Subscription Agreement dated December 15, 2006, between Registrant and certain institutional investors, filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on December 21, 2006 and hereby incorporated by reference.

10.76	Settlement and Mutual Release by and among Registrant, certain of its subsidiaries, and LLCP, dated December 27, 2006, filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 4, 2007 and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.
99

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit No.	Description

22.1	List of subsidiaries

23.1	Consent of Grant Thornton LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 32.2.

* Denotes compensatory plan, compensation arrangement, or management contract.
100