Form 10-Q
period 2005-09-25
BUTLER INTERNATIONAL INC /MD/
filed 2007-10-15
CIK 786765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file Number: 0-14951

BUTLER INTERNATIONAL, INC. (Exact name of registrant as specified in its charter)

Maryland	06-1154321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

New River Center, 200 East Las Olas Boulevard
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding September 30, 2007

Common stock, $0.001 par value	12,839,392

BUTLER INTERNATIONAL, INC.
Form 10-Q for Period Ended September 25, 2005
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)
(UNAUDITED)

	As of

	September 25, 2005	December 31, 2004 (Restated)

ASSETS
Current assets:
Cash	$69	$1,288

Accounts receivable, net	52,372	36,195

Inventories	75	75

Deferred income taxes	5,414	7,641

Other current assets	2,145	1,755

Total current assets	60,075	46,954

Property and equipment, net	3,108	11,682

Assets held for sale	8,889	—

Long-term deferred taxes	6,080	5,289

Other assets	6,307	6,309

Goodwill	33,999	33,999

Total assets	$118,458	$104,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,841	$20,958

Current portion of long-term debt	8,081	5,076

Total current liabilities	35,922	26,034

Revolving credit facility	30,369	23,062

Long-term debt, net of current portion	27,705	33,769

Other long-term liabilities	4,945	5,371
Commitments and contingencies (see note 11)

Stockholders’ equity:

Series B 7% Cumulative Convertible Preferred Stock: par value $0.001 per share, authorized 15,000,000, issued 5,904,434 in 2005 and 5,825,670 in 2004; Liquidation preference $5,904 in 2005 and $5,826 in 2004	6	6

Common stock: par value $0.001 per share, authorized 125,000,000; issued 11,678,844 in 2005 and 11,419,764 in 2004; outstanding 11,678,844 in 2005 and 11,389,712 in 2004	12	11

Additional paid-in capital	99,471	98,607

Receivables from stockholders	(5,735)	(5,735)

Accumulated deficit	(74,224)	(76,732)

Accumulated other comprehensive loss	(13)	(10)

Sub-total	19,517	16,147

Less - Treasury stock no shares in 2005 and 30,052 in 2004	—	(150)

Total stockholders’ equity	19,517	15,997

Total liabilities and stockholders’ equity	$118,458	$104,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(UNAUDITED)

	For the Three-Month Period Ended
	September 25, 2005	September 30, 2004 (Restated)

Net sales	$73,392	$65,106
Cost of sales	60,178	53,933

Gross margin	13,214	11,173

Depreciation and amortization	391	493
Selling, general and administrative expenses	10,391	7,985

Operating income	2,432	2,695

Interest expense	1,537	1,125

Income before income taxes	895	1,570

Income tax expense (benefit)	103	(769)

Net income	$792	$2,339

Income per share available to stockholders:
Basic	$0.07	$0.22
Diluted	$0.06	$0.18

Average number of common shares and common equivalent shares outstanding (in thousands):
Basic	10,379	10,243
Diluted	12,055	13,049

The accompanying notes are an integral part of these condensed consolidated financial statements.
4

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(UNAUDITED)

	For the Nine-Month Period Ended
	September 25, 2005	September 30, 2004 (Restated)

Net sales	$210,320	$186,073
Cost of sales	173,140	154,290

Gross margin	37,180	31,783

Depreciation and amortization	1,145	1,440
Selling, general and administrative expenses	28,929	24,224

Operating income	7,106	6,119

Interest expense	3,682	3,159

Income from continuing operations before income taxes	3,424	2,960

Income tax expense (benefit)	863	(1,457)

Income from continuing operations	2,561	4,417

Income from discontinued operations, net of tax	250	125

Net income	$2,811	$4,542

Income per share available to common stockholders:
Basic:
Continuing operations	$0.22	$0.40

Discontinued operations	0.02	0.01

	$0.24	$0.41

Diluted:
Continuing operations	$0.19	$0.34

Discontinued operations	0.02	0.01

	$0.21	$0.35

Average number of common shares and common equivalent shares outstanding (in thousands):
Basic	10,314	10,227
Diluted	13,695	13,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Nine-Month Period Ended
	September 25, 2005	September 30, 2004 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,811	$4,542
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Income from discontinued operations, net of tax	(250)	(125)
Depreciation and amortization	1,145	1,440

Provision for doubtful accounts and notes	289	272

Provision (benefit) for deferred taxes	1,379	(1,491)

Amortization of deferred financing charges	147	641

Issuance of common shares for amendment fee	289	—

Stock awards and grants	412	—

Loss on sale of equipment	—	42

Other changes that (used) provided cash:
Accounts receivable	(16,466)	(12,140)

Inventories	—	(6)
Other current assets	(427)	108
Other assets	32	121
Accounts payable and accrued liabilities	6,696	(107)
Other long-term liabilities	(426)	(42)

Net cash used in operating activities
continuing operations	(4,369)	(6,745)

discontinued operations	250	125

Net cash used in operating activities	(4,119)	(6,620)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of equipment	—	4
Capital expenditures	(1,460)	(1,109)

Net cash used in investing activities	(1,460)	(1,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facility	7,307	10,096
Repayment of long-term debt	(3,059)	(1,554)
Financing fees paid	(100)	(50)

Net proceeds from exercise of stock options	215	—

Cash dividends on preferred shares	—	(157)

Repayment of director loans	—	96

Net cash provided by financing activities	4,363	8,431

Effect of exchange rate changes on cash	(3)	(3)

Net decrease in cash	(1,219)	703
Cash at beginning of period	1,288	489

Cash at end of period	$69	$1,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular information in Thousands, except Per Share Amounts)

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Butler International, Inc. and subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments and accruals considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2005 due to seasonal and other factors. These condensed consolidated financial statements should be read in conjunction with the audited restated consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A as restated for the year ended December 31, 2004 filed on October 11, 2007.

2.	RESTATEMENTS:

In compiling our results for the third quarter ended September 25, 2005, management identified certain errors that had occurred in previous financial periods. Management has evaluated the qualitative and quantitative impact of these errors in accordance with generally accepted accounting principles and has determined that the effect on the current year and on any previous periods is material to our consolidated financial statements taken as a whole and required restatements of our annual and quarterly financial statements beginning with the financial statements for the years ended December 31, 2002 included in the 2004 Annual Report on Form 10-K, and to and including the financial statements included in the June 26, 2005 quarterly report on Form 10-Q.

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

The quarterly reports on Form 10-Q for the first and second fiscal quarters of 2006 will be filed soon after this filing and will contain restated financial data for the corresponding quarters in 2005 and 2004, respectively.

The accompanying consolidated financial data set forth below present the Company’s consolidated statements of operations for the quarters ended June 26, 2005 and March 27, 2005 and on a comparative basis showing the amounts as originally reported and as restated.

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular information in Thousands, except Per Share Amounts)

	Three Months Ended March 27, 2005		Three Months Ended June 26, 2005

	As Previously Reported	As Restated	As Previously Reported	As Restated

	(in thousands)		(in thousands)

Consolidated Statements of Operations
Cost of sales	$53,217	$53,264	$59,651	$59,698
Gross margin	10,848	10,801	13,212	13,164
Operating income (loss)	743	696	1,880	1,833
Income tax expense (benefit)	310	223	783	537
Income (loss) from continuing operations	433	473	1,097	1,296
Net income (loss)	$433	$473	$1,347	$1,546

Basic earnings (loss) per share-continuing operations	$0.03	$0.04	$0.10	$0.12
Basic earnings (loss) per share-discontinued operations	$—	$—	$0.02	$0.02
Total basic earnings (loss) per share	$0.03	$0.04	$0.12	$0.14
Diluted earnings (loss) per share-continuing operations	$0.03	$0.03	$0.08	$0.10
Diluted earnings (loss) per share-discontinued	$—	$—	$0.02	$0.02
Total diluted earnings (loss) per share	$0.03	$0.03	$0.10	$0.12

3.	DESCRIPTION OF BUSINESS AND SEGMENT INFORMATION:

The Company provides outsourcing, project management and technical staff augmentation services in technical, information technology, and telecommunications disciplines including: engineering design support primarily used for aerospace, defense and heavy equipment manufacturing; software quality assurance testing; software applications development and implementation; enterprise network design and implementation; telecommunications network systems implementation, and fleet maintenance and repair services to major ground fleet-holders nationwide. These services are provided through three business segments: Technical Services (“BTG”), Telecommunication Services (“BTI”) and Information Technology Services (“BTS”).

The Company discloses segment information in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers and material countries in which the entity holds assets and reports revenues.

Net sales and operating income (loss) by segment are as follows:

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 25, 2005	September 30, 2004 (Restated)	September 25, 2005	September 30, 2004 (Restated)

Net Sales:
Technical Services	$48,066	$41,042	$135,331	$115,806
Telecommunication Services	19,356	18,269	57,471	52,891

Information Technology Services	5,640	5,501	16,593	16,511

Unallocated amount	330	294	925	865

Consolidated total	$73,392	$65,106	$210,320	$186,073

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular information in Thousands, except Per Share Amounts)

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 25, 2005	September 30, 2004 (Restated)	September 25, 2005	September 30, 2004 (Restated)

Operating income/(loss):
Technical Services	$4,670	$3,699	$12,568	$11,088
Telecommunication Services	1,650	1,630	5,203	3,694
Information Technology Services	371	529	1,059	1,264
Unallocated amount	(4,259)	(3,163)	(11,724)	(9,927)

Consolidated total	$2,432	$2,695	$7,106	$6,119

The accounting policies of the business segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the Notes to the Condensed Consolidated Financial Statements and in the Company’s fiscal 2004 Annual Report on Form 10-K/A, as restated. Intercompany transactions and balances are eliminated in consolidation. Management reviews the Company’s assets on a consolidated basis, as it is not meaningful to allocate assets to the various segments. Management evaluates segment performance based on revenues and operating income. Butler does not allocate income taxes or charges determined to be non-recurring in nature, such as restructuring and impairment charges. Unallocated amounts of operating income consist of corporate expenses, certain general and administrative expenses from field operations and goodwill impairment.

The Company primarily operates in the United States. Operations include the results of the India subsidiary, which are less than 1% of net sales for all periods presented.

In our Technical services segment, those clients that individually represent 10% or more of net sales accounted for 44% and 59% for the three month periods ended September 25, 2005 and September 30, 2004, respectively and 47%and 60% for the nine month periods ended September 25, 2005 and September 30, 2004, respectively. Likewise, in our Telecom services segment, those clients that individually represent 10% or more of net sales accounted for 69% and 74% for the three month periods ended September 25, 2005 and September 30, 2004, respectively and 69% and 69% for the nine month periods ended September 25, 2005 and September 30, 2004, respectively. In our Information Technology services segment, those clients individually representing 10% or more of net sales accounted for 59% and 70% for the three month periods ended September 25, 2005 and September 30, 2004, respectively and 52% and 60% for the nine month periods ended September 25, 2005 and September 30, 2004, respectively.

No customer accounted for more than 10% of net accounts receivable as of September 25, 2005 and December 31, 2004.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-based Compensation

The Company has a number of stock-based employee compensation plans. The Company accounts for employee stock options and share awards under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted. Accordingly, compensation cost for stock options and share awards is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the exercise price an employee must pay to acquire the stock. The Company recognizes compensation cost arising from the issuance of share awards over the vesting period of the stock grant. The Company has recognized no compensation expense related to employee stock options for any period shown as the Company generally grants stock options with the exercise price equal to the market value of the common stock on the date of grant.

During the three-month periods ended September 25, 2005 and September 30, 2004, no stock options were granted to officers of the Company through the 2002 Stock Incentive Plan. During the nine-month periods ended September 25, 2005 and September 30, 2004, a total of 155,000 and 57,500 stock options, respectively, were

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular information in Thousands, except Per Share Amounts)

granted to officers of the Company through the 2002 Stock Incentive Plan. No stock options were granted to the Company’s non-employee directors during 2005. The Company granted 126,000 stock options to the Company’s non-employee directors during the third quarter of 2004.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004

Risk-free interest rate	4.08%	4.20%
Expected life	5.0 years	6.1 years
Expected volatility	66%	61.31%

Had compensation cost for the stock options issued and share awards granted been determined based on the fair value at the grant date and recognized over the service period, which is usually the vesting period, consistent with provisions of SFAS No. 123, “Accounting for Stock Based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure” the Company’s net income and earnings per share would have changed to the pro forma amounts indicated below:

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 25, 2005	September 30, 2004 (Restated)	September 25, 2005	September 30, 2004 (Restated)

Net income:
As reported	$792	$2,339	$2,811	$4,542
Add: Stock-based employee compensation Expense included in reported
Net income, net of related tax effects	32	—	66	—
Deduct: Total stock-based employee compensation expense determined under Fair value based method for all awards,

Net of related tax effects	(61)	(74)	(157)	(212)
Deduct: Preferred stock dividends	(101)	(101)	(303)	(302)

Net income - pro forma	$662	$2,164	$2,417	$4,028

Earnings per share:
Basic - as reported	$0.07	$0.22	$0.24	$0.41
Basic - pro forma	$0.06	$0.21	$0.23	$0.39

Diluted - as reported	$0.06	$0.18	$0.21	$0.35
Diluted – pro forma	$0.05	$0.17	$0.20	$0.33

Earnings Per Share

The Company presents both basic and diluted earnings per common share amounts. Basic earnings per common share is calculated by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the sum of the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company uses the treasury stock method to calculate the impact of outstanding stock

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular information in Thousands, except Per Share Amounts)

options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation. For the three-month and nine-month periods ended September 25, 2005, the average number of options and warrants outstanding were 743,100 and 679,704, respectively, where the exercise price was greater than the average market price of the common shares and, therefore, were excluded from the computation of diluted earnings per share. For the three-month and nine-month periods ended September 30, 2004, the average number of options and warrants outstanding were 1,307,680 and 1,255,943, respectively, where the exercise price was greater than the average market price of the common shares and, therefore, were excluded from the computation of diluted earnings per share. For the three-month period ended September 25, 2005, the convertible preferred stock have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation.

The following table presents the computation of basic and diluted earnings per common share from continuing operations:

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 25, 2005	September 30, 2004 (Restated)	September 25, 2005	September 30, 2004 (Restated)

Income from continuing operations	$792	$2,339	$2,561	$4,417
Less: Preferred stock dividends	(101)	(101)	(303)	(302)

Income for basic earnings per share calculation	691	2,238	2,258	4,115
Add: Income impact of assumed conversions
Convertible preferred stock dividends	—	101	303	302

Income for diluted earnings per share calculation	$691	$2,339	$2,561	$4,417

Weighted-average number of common shares for earnings per share calculation:
Basic	10,379	10,243	10,314	10,227
Add: Incremental shares from assumed conversion
Restricted stock	1,140	1,073	1,140	1,073
Stock options and warrants	536	85	582	94
Convertible preferred stock	—	1,648	1,659	1,639

Diluted	12,055	13,049	13,695	13,033

Income (loss) per share available to common stockholders:

Basic	$0.07	$0.22	$0.24	$0.41
Diluted	$0.06	$0.18	$0.21	$0.35

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

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular information in Thousands, except Per Share Amounts)

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and as a result, goodwill is not amortized but tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. The Company has established an annual impairment testing date of June 30. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. Based on the annual impairment testing completed at June 30, 2005, no impairment was noted. In addition, there was no change in the carrying amount of goodwill during the nine-month period ended September 25, 2005.

5. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

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

6. DEBT:

The following table summarizes our debt obligations as follows:
13

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular information in Thousands, except Per Share Amounts)

	September 25, 2005	December 31, 2004

Revolving credit facility expiring 2006 with average interest rate of 6.25% for 2005 and 4.37% for 2004	$30,369	$23,062
Variable-rate Term Loan A due 2006 with average interest rate of 6.75% for 2005 and 4.87% for 2004	11,000	14,000
Variable-rate Term Loan B due 2006 with average interest rate of 6.75% for 2005 and 4.87% for 2004	18,000	18,000
6.85% mortgage note due 2012	6,786	6,845

	66,155	61,907
Less current portion	(8,081)	(5,076)

	$58,074	$56,831

At September 25, 2005, the aggregate principal amounts of long-term debt scheduled for repayment for the years 2006 through 2010 were $8,081,000, $51,455,916, $91,850, $99,735, $106,886 with $6,319,402 due thereafter. In 2006, we obtained various amendments to our credit agreement extending our revolving credit facility and term loans to June 30, 2007. We plan to renew or extend this facility prior to its scheduled expiration. The debt obligations of our subsidiaries, Butler Service Group, Inc. (“BSG”) and Butler New Jersey Realty Corporation (“BNJRC”), are reflected in our consolidated balance sheet. In order to obtain favorable terms, guarantees of subsidiary debt are issued to lending institutions requiring the parent company to repay the debt should BSG or BNJRC default on their debt obligations. At September 25, 2005, all of our consolidated debt is subject to these guarantees. Under the terms of the debt agreement, transfer of funds to the parent company by BSG is restricted. BSG and BNJRC hold approximately 84.6% and 6.1%, respectively, of our consolidated assets. Refer to Note 14 relating to debt agreements.

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

At September 25, 2005, $30.4 million was outstanding under the revolving credit facility and an additional $6.3 million was used to collateralize letters of credit. The interest rate in effect at September 25, 2005 was 6.64%. At September 25, 2005, $11.0 million and $18.0 million were outstanding under Term Loan A and Term Loan B, respectively, each with an effective interest rate of 7.14%.

The Company was in compliance with all covenants at September 25, 2005 and December 31, 2004. At December 25, 2005, the Company received a limited waiver to waive certain reporting and ratio covenants. See Note 14 – Subsequent Events - Debt Agreements for further discussion of the Company’s debt agreement with GECC.

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular information in Thousands, except Per Share Amounts)

Letters of Credit

As of September 25, 2005, Butler has standby letters of credit in the amount of $4.3 million as collateral against its insurance program. which are renewed annually. We also have a $2.0 million letter of credit associated with the mortgage note.

Facility Mortgage

Butler has a 10-year, $7.0 million mortgage for its corporate office facility. The mortgage note has a fixed interest rate at 6.85%. The mortgage note contains various financial and other covenants including the requirement to meet certain fixed charge coverage and liquidity amounts. We were in compliance with all covenants at September 25, 2005 and December 31, 2004.

Interest Rate Risk Management

We may use interest rate swap agreements from time to time to manage the impact of interest rate changes on underlying floating-rate mortgage. During 2005 and 2004, the Company did not enter into any swap agreements.

7. INCOME TAXES:

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

The effective income tax rate is the income tax expense as a percentage of income from continuing operations before income taxes. In 2005, the effective income tax expense rate significantly increased for both the three month period ended, and the nine month period ended, September 30, 2005 (11.5% and 25.2% respectively) over the effective income tax (benefit) rate of the prior three month period ended, and the nine month period ended, September 30, 2004 (-48.9% and -49.2% respectively) mainly because both 2004 reporting periods were substantially benefited by the close out of the Statute of Limitations on the three (3) year Federal Tax years of 1998, 1999, and 2000. The resultant release into income of the related years’ long term taxes payable (related to tax uncertainties) create a substantial benefit in the Statements of Operations for both periods. In the third quarter 2005 the effect of the 2001 Federal tax year similarly expiring, had a like effect, though not as substantial as the 3 year 1998-2000 expiration.

The following table presents the income tax expense and effective income tax rates:

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 25, 2005	September 30, 2004 (Restated)	September 25, 2005	September 30, 2004 (Restated)

Income tax expense (benefit)	$103	$(769)	$863	$(1,457)
Effective income tax rate	11.5%	(49.0%)	25.2%	(49.2%)
15

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular information in Thousands, except Per Share Amounts)

8. ASSETS HELD FOR SALE:

In February 2005, the Company’s Board of Directors authorized the sale of its Montvale, New Jersey facility and the potential establishment of worldwide headquarters in Ft. Lauderdale, Florida, where it currently leases office space. The Montvale, New Jersey facility has served as the Company’s worldwide headquarters. The Company is currently in negotiations to sell the building, although there can be no assurances when or if the sale will be consummated. Butler has classified the Montvale, New Jersey building and associated land in its balance sheet as “Assets held for sale” and is actively pursuing alternatives to sell the property. The net carrying value of the property is $8.9 million at September 25, 2005. The net proceeds from the sale of the facility will be used to retire debt. Depreciation on the facility ceased when the facility was classified as held for sale in February 2005.

9. COMPREHENSIVE INCOME (LOSS): The following table sets forth the components of comprehensive income, net of tax:

	For the Three-Month Period Period Ended		For the Nine-Month Period Ended
	September 25, 2005	September 30, 2004 (Restated)	September 25, 2005	September 30, 2004 (Restated)

Net income	$792	$2,339	$2,811	$4,542
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4)	51	(3)	(3)

Comprehensive income	$788	$2,390	$2,808	$4,539

10. RESTRUCTURING CHARGES:

The following presents a reconciliation of the remaining components resulting from the 2003, 2002 and 2001 restructuring charges at September 25, 2005, which are included in accounts payable and accrued liabilities:

	Balance at December 31, 2004	Payments	Balance at September 25, 2005

Severance and other employee costs	$27	$(8)	$19
Facility closing costs	481	(307)	174

Total restructuring charges	$508	$(315)	$193

11. COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries are parties to various legal proceedings and claims incidental to their normal business operations for which no material liability is expected beyond which is recorded. While the ultimate resolution is not known, management does not expect that the resolution of such matters will have a material adverse effect on the Company’s consolidated financial position and results of operations.

12. DISCONTINUED OPERATIONS:

On May 30, 2003, the Company sold its United Kingdom based staffing operations (“UK Operations”). The UK Operations were part of the Company’s Technical Services reporting segment. The UK Operations are accounted for as a discontinued operation under U.S. GAAP and therefore, the UK Operations’ results of operations and cash flows have been removed from the Company’s results of continuing operations and cash flows for all periods

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular information in Thousands, except Per Share Amounts)

presented.  The sale agreement included a provision that entitled the Company to additional cash payments of $125,000 per year for the two-year period ended May 31, 2005 if the sold business achieved certain minimum performance targets. Such minimum targets were achieved and these contingent payments of $125,000 were recognized as income from discontinued operations in both 2004 and 2005. Additionally, the sale agreement contained another provision that entitled the Company to additional cash payments if the UK operation was able to utilize various tax benefits that were sold with the operations. In 2005, the Company received a final cash payment of $125,000 for these tax benefits.

13. RELATED PARTY TRANSACTIONS:

In 2004, the Company notified the Chief Executive Group, L.P. (“CE Group”) of its intent to initiate legal proceedings to foreclose on all of Chief Executive Magazine, Inc.’s (“Chief Executive”) property and assets due to Chief Executive’s inability to repay its obligations to the Company. (See Note 19 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004). Negotiations for the non-judicial transfer to the Company of all the assets and certain liabilities of Chief Executive were substantially completed. The Company transferred all of Chief Executive’s assets to the Company during December 2005. GECC consented to the foreclosure on the Chief Executive property and assets. A valuation of the Company’s assets from Chief Executive was made to determine the value of the assets to be transferred.

Since 1994, the Company has provided payroll and administrative services to Chief Executive. During 2001, E. Kopko, the Company’s Chief Executive Officer, became the managing general partner of CE Group, the limited partnership that previously owned the magazine. Also in 2001, the Company converted approximately $2.0 million of accounts receivable from Chief Executive into a note receivable. The note bears interest at three hundred basis points above the prime rate (9.25% at September 25, 2005). In March 2004, the Company’s Board of Directors approved taking action to assume full ownership of Chief Executive’s assets. Consequently, a decision regarding disposition of the asset will be made at a later date. In 2004, as a result of the foreclosure, the Company has included all of the receivables from Chief Executive and related allowances in other assets. At September 25, 2005, trade receivables and the note receivable from Chief Executive totaled approximately $8.9 million and $1.3 million, respectively, and are included in other assets net of allowance for doubtful accounts and notes of $6.2 million.

The following table presents the billings, payments, interest charges and related charges to provision for doubtful accounts and notes for Chief Executive in 2005:

	Activity For The
Due from Chief Executive	Three-Month Period Ended September 25, 2005	Nine-Month Period Ended September 25, 2005

Accounts receivable at beginning of period	$8,919	$8,649
Billings for services provided	653	2,723
Payments received	(634)	(2,434)

Accounts receivable at September 25, 2005	$8,938	$8,938

Allowance for doubtful accounts at beginning of period	$(5,726)	$(5,437)
Adjustments	—	(289)

Allowance for doubtful accounts at September 25, 2005	$(5,726)	$(5,726)

Note receivable at beginning of period	$1,325	$1,269
Interest income	—	56
Payments received	—	—

Note receivable at September 25, 2005	$1,325	$1,325

Allowance for doubtful notes at beginning of period	$(493)	$(436)
Additions	—	(57)

Allowance for doubtful notes at September 25, 2005	$(493)	$(493)

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular information in Thousands, except Per Share Amounts)

14.	SUBSEQUENT EVENTS:

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

On April 13, 2006, the Audit committee of the Board of Directors, after consultation with management, announced that certain non-cash adjustments would be required for the consolidated financial statements and therefore, previously issued annual and quarterly consolidated financial statements through June 26, 2005 should no longer be relied upon. We have filed with the Securities and Exchange Commission (“SEC”) an amended annual report for the year ended December 31, 2004 on Form 10-K/A on October 11, 2007.

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

On December 15, 2006, we entered into a Fifteenth Amendment to Credit Agreement with GECC, whereby the termination date of the credit facility and term loans was extended from April 30, 2007 to June 30, 2007.

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

Securities Purchase Agreement

On June 30, 2006, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement) for $35 million of senior and subordinated debt financing with Levine Leightman Capital Partners III, L.P. (“LLCP”). Under the terms of the Securities Purchase Agreement, $2.5 million of the $35 million was funded on June 30, 2006, with the remaining $32.5 million to be funded when we completed the filings of our restated and delinquent Securities and Exchange Commission (“SEC”) reports and satisfy other customary closing conditions.

Pursuant to the first funding of the Securities Purchase Agreement, we issued to LLCP an unsecured note in the original principal amount of $2.5 million (the “Unsecured Note”) with a 15% interest rate and a maturity date of August 14, 2006. Also in connection with the $35 million Securities Purchase Agreement, we granted LLCP the right to purchase an aggregate of 1,041,254 shares of the Company’s common stock pursuant to a warrant (the “Warrant”) which would have been exercisable for a period of ten years at an exercise price of $2.13 per share. The common shares that would have been issuable upon conversion of the Warrants would have been covered by a Registration Rights Agreement (the “Registration Rights Agreement”). If the $35 million funding were to have been completed, we would have outstanding to LLCP $10 million aggregate principal amount of Secured Senior Term Notes with an interest rate of LIBOR plus 6.75% and $25 million aggregate principal amount of Secured Senior Subordinated Notes with an interest rate of LIBOR plus 9.75%, both with a maturity date of June 30, 2011. Pursuant to the terms of a Letter Agreement with LLCP, we would have agreed to pay an increased rate of interest

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular information in Thousands, except Per Share Amounts)

on these Term Notes and Subordinated Notes if we had not paid at least $7 million of indebtedness to LLCP by March 31, 2007.

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

On July 18, 2007, in connection with the Offering, Butler issued additional vested warrants to each Series A Preferred Stock holder to purchase up to 187,500 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrants were issued as the Company did not refinance its debt with GECC by June 30, 2007

Other Items

On January 8, 2006, the Company announced that the employment of Thomas J. Considine, Jr. as Senior Vice President and Chief Financial Officer of the Company was terminated effective December 31, 2006. The Company’s Principal Accounting Officer assumed additional responsibilities as a result of this organizational change. An accrual of $300,000 was made in December 2006 relating to severance payments due to Mr. Considine pursuant to his employment agreement.

FORWARD LOOKING STATEMENTS

In the financial review that follows, the Company’s results of operations, financial condition and certain other information are discussed. Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The actual results and future trends may differ materially depending on a variety of factors, including, without limitation: (i) unemployment and general economic conditions associated with the provision of engineering services and solutions and placement of temporary staffing personnel, particularly in the telecommunication services and information technology divisions; (ii) possible additional gross margin pressure; (iii) possible slowdown in accounts receivable collections; (iv) possible loss of key employees and executive officers; (v) the Company’s ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (vi) possible adverse effects on the market price of the Company’s common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of the Company’s common stock would have upon the Company’s ability to acquire businesses through the issuance of its securities; (viii) the Company’s ability to obtain financing on satisfactory terms; (ix) the Company’s ability to remain competitive in the markets which it serves; (x) the Company’s ability to maintain its unemployment insurance premiums and workers compensation premiums; (xi) the risk of claims being made against the Company associated with providing temporary staffing services; (xii) the Company’s ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiii) the Company’s ability to remain in compliance with federal and state wage and hour laws and regulations including legal requirements associated with the definition of independent contractors; (xiv) predictions as to the future need for the Company’s services; (xv) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (xvi) the costs of conducting and the outcome of litigation involving the Company; (xvii) competition, (xviii) the spending of the Company’s key customers returning to more normal levels; (xix) the likelihood of the Company increasing its share of the market in which it competes; (xx) the success of the Company’s plans for offshore service delivery; (xxi) the risk of doing business in foreign countries; (xxii) the Company’s ability to timely file its financial statements and (xxiii) other economic, competitive and governmental factors affecting the Company’s operations, markets and services. Additional information regarding these factors is contained in the Company’s SEC filings, including, without limitation, the Company’s Annual Report on Form 10-K as amended by Form 10K/A for the year ended December 31, 2004 filed on October 11, 2007.

Butler International, Inc. (the “Company” or “Butler”) provides domestic and international outsourcing, project management and technical staff augmentation services in technical, information technology, and telecommunications disciplines including: engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software quality assurance testing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation, and provides fleet maintenance and repair services to major ground fleet-holders primarily in the telecommunications industry. Aerospace/aircraft, satellite, defense, and telecommunications are Butler’s largest and fastest growing industries served. Companies primarily utilize Butler’s services to help them execute projects quickly and more affordably. Services are provided to clients on a contractual basis. Many of the Company’s major clients are large, well known US-based companies, or their various divisions and subsidiaries.

This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as amended by Form 10K/A for the year ended December 31, 2004 filed on October 11, 2007.

BUTLER INTERNATIONAL, INC. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the three-month period ended September 25, 2005 and September 30, 2004 (Restated)

Net sales for the third quarter of 2005 were $73.4 million, an $8.3 million or 12.7% increase compared to the third quarter of 2004. This is the eighth quarter in a row of year over year quarterly sales increases. A key strategy is to pursue growth by focusing on key customer needs. Sales to the top ten customers accounted for 64.4% of sales in the third quarter of 2005 compared to 67.9% in the third quarter of 2004. Sales to the top ten customers grew $3.1 million or 7.0% in the current quarter compared with a year ago. Sales increases of more than 30% to five of the top ten customers were partially offset by declines to four of the top ten customers, resulting in top ten customer sales growth being less than overall sales growth for the third quarter of 2005. One customer accounted for more than 10 % of sales in the third quarter of 2005 as compared with the third quarter of 2004 when two customers each accounted for more than 10% of sales. If the customer list is expanded to include the top twenty-five customers, seven of the remaining fifteen customers had sales growth in excess of 20% during the third quarter of 2005, as compared to the third quarter of 2004.

As of September 25, 2005 the Company had approximately 3,400 employees, of which 3,100 billable employees provided services generally at client facilities. At the end of the third quarter in 2004, the Company had 3,100 employees, of which 2,800 were billable employees. During the third quarter of 2005, the Company had an average of 3,100 billable employees, an increase of 5.0% over the average number of billable employees for the third quarter of 2004. The sales increase in the third quarter of 2005 resulted from the increase in the average number of billable employees as well as an increase in new business at both existing and new customers at higher margin billing rates. The sales increase was predominantly from the Technical Services business segment.

Third quarter 2005 gross margin was $13.2 million, an 18.3% increase compared with the third quarter 2004 results of $11.2 million. The improvement in gross margin is explained by higher sales. The gross margin percentage for the third quarter of 2005 was 18.0% compared with 17.2% for the third quarter of 2004. The improvement in gross margin and gross margin percentage is explained by an increasing proportion of higher margin business.

Third quarter 2005 operating income was $2.4 million, a 9.8% decrease compared to $2.7 million for the third quarter of 2004. The operating profit expressed as a percentage of net sales for the third quarter of 2005 was 3.3% compared with 4.1% for the third quarter of 2004. The decrease in operating profit resulted from gross margin not increasing enough to offset the increase in selling, general, and administrative expenses (“SG&A”).

Third quarter 2005 SG&A was 14.2% of net sales compared to 12.3% of sales in the third quarter of 2004. SG&A in the third quarter of 2004 was lower than it would otherwise have been as a result of a credit of approximately $600,000 in the Company’s workers compensation reserves. The adjustment to the workers compensation reserves was a result of favorable trends in workers compensation occurrences and costs. SG&A increased 30.1% from the third quarter of 2004 to the third quarter of 2005. Net sales increased 12.7% during the same period of comparison. The increase of $2.4 million in SG&A in the third quarter 2005 compared with the third quarter 2004 principally reflects the impact of higher labor costs of $1.2 million, commissions of $0.3 million and recruitment fees of $0.1 million resulting from a planned investment to increase the sales force to continue sales growth in the future. Professional fees totaling $1.1 million also increased due to fees incurred related to our restatement and regulatory filing delays for the first and second quarters.

The increase in SG&A was partially offset by lower depreciation expense. Depreciation expense was favorable in the quarter by $0.1 million as a result of accounting for the reclassification of the Montvale building and property to assets held for sale. No depreciation is currently being recorded on the building because of its reclassification.

BUTLER INTERNATIONAL, INC.

Third quarter 2005 interest expense was $1.5 million as compared with $1.1 million during the third quarter of 2004. Interest expense increased primarily as a result of an amendment fee paid in the form of 75,000 Butler common shares to General Electric Capital Corporation (GECC), higher interest rates on the Company’s floating rate debt, and a 1.0% increase in the average quarterly debt balance in the third quarter of 2005 compared to 2004.

Income tax expense was $0.1 million for the current year’s third quarter as compared with a tax benefit of $0.8 million for the prior year. The effective tax rate for the third quarter of 2005 was 11.5% compared with a tax benefit of 49.0% during the third quarter of 2004. The effective income tax rate is the income tax expense as a percentage of income from continuing operations before income taxes. In 2005, the effective income tax expense rate significantly increased for both the three and nine month periods ended September 30, 2005 (11.5% and 25.2% respectively) over the effective income tax (benefit) rate of the prior three and nine month periods ended September 30, 2004 (-48.9% and -49.2% respectively) mainly because both 2004 reporting periods were substantially benefited by the close out of the Statute of Limitations on the three year Federal Tax years of 1998, 1999, and 2000. The resultant release into income of the related years’ long term taxes payable (related to tax uncertainties) create a substantial benefit in the Statements of Operations for both periods. In the third quarter 2005, the 2001 Federal tax year expired similarly having a like effect, though not as substantial as the three year 1998-2000 expiration.

Third quarter 2005 net income was $0.8 million compared to net income of $2.3 million for the third quarter of 2004. The decrease in net income was the result of the higher tax rate, higher SG&A expense and the higher interest expense discussed above. The third quarter 2005 earnings per share (“EPS”) from continuing operations was $0.06 per diluted share compared with income of $0.18 per diluted share for the third quarter of 2004.

Results of Operations by Segment

For the three-months ended September 30, 2005, Butler’s two largest segments, Technical Services (BTG) and Telecommunications Services (BTI), experienced sales growth of 17.1% and 5.9%, respectively, as compared to the third quarter of 2004. BTG is Butler’s largest business segment and had the largest sales increase ($7.0 million) and percentage of sales increase (17.1%) as compared with the prior quarter. Certain BTG ’s key markets including aerospace, defense, and heavy equipment manufacturing that is currently experiencing substantial growth in capital spending. The BTI sales increase for the three-month period was $1.1 million (5.9%) as compared to 2004. BTI primarily serves the telecommunications industry. BTG and BTI sales increases were principally due to higher sales to a number of key customers. BTI had increasing sales at a number of customers, but experienced a significant decline in sales at its largest customer due to a shift in the customer’s business strategy. The Information Technology Services (“BTS”) experienced third quarter 2005 sales growth of 2.5% compared with the third quarter of 2004. BTS sales were $5.6 million, an increase of $0.1 million during the current quarter.

For the three months ended September 30, 2005, BTG and BTI each achieved growth in operating income as compared with the 2004 year. BTG’ operating income was $4.7 million, an increase of $1.0 million (26.3%). BTI’s operating income was $1.7 million, an increase of 1.2% compared with the third quarter of 2004. BTI’s operating profit growth was hampered by the profit reduction from declining sales at its largest customer. BTS’s operating income was $0.4 million, a slight decrease when compared to the third quarter of 2004. BTS’s decrease in operating income was a result of planned expenses incurred in expanding its sales force to capture future growth.

Comparison of Nine-Month Period ended September 25, 2005 and September 30, 2004 (Restated)

Net sales for the nine months ended September 25, 2005 were $210.3 million, an increase of $24.2 million or 13.0% compared with the prior year’s nine-month period. A key Company strategy is to pursue growth by focusing on key customer needs. Sales to the top ten (10) customers accounted for 66.2% of sales in the first nine months of 2005 compared to 68.0% in the first nine months of 2004. Sales to the top ten customers grew $12.8 million or 10.1% for the nine-month period ended September 25, 2005 as compared with the nine months ended 2004. Sales increases of 15% or more to six top ten customers were partially offset by declines of more than 30% to two top ten customers, resulting in top ten customer sales growing at an overall rate less than total sales growth. If the customer list is expanded to include the top twenty-five customers, eleven of the remaining fifteen customers had sales growth in excess of 20% during the first nine months of 2005. During the first nine months of 2005, the Company had an average of approximately 2,900 billable employees, an increase of

BUTLER INTERNATIONAL, INC.

approximately 4.2% over the average number of billable employees for the first nine months of 2004. The sales increase in the nine-month period ended September 25, 2005 resulted from the increase in the average number of billable employees as well as an increase in new business at both existing and new customers at higher margin billing rates.

Gross margin in the first nine months of 2005 was $37.2 million, a $5.4 million (17.0%) increase compared with $31.8 million for the first nine months of 2004. The gross margin percentage for the first nine months of 2005 was 17.7% compared with 17.1% for the first nine-months of 2004. The improvement in gross margin and gross margin percentage was attributable to higher sales and higher margin business. Operating income for the first nine months of 2005 was $7.1 million, a $1.0 million (16.1%) increase compared with $6.1 million for the first nine months of 2004. The operating profit improvement resulted from the Company’s increased sales, offset partially by SG&A which grew at a faster rate than sales. Operating profit as a percentage of net sales for the first nine-months of 2005 was 3.4% which was up from 3.3% in the prior year’s results.

SG&A in the first nine months of 2005 was 13.8% of net sales compared to 13.0% of net sales in the first nine months of 2004. SG&A increased 19.4% from the first nine months of 2004 as compared with the first nine months of 2005. Net sales increased 13.0% during the same period of comparison. The increase of $4.7 million in SG&A in the first nine months of 2005 compared with the first nine months of 2004 principally reflects the impact of higher labor costs of $2.4 million, commissions of $0.6 million, and recruitment fees of $0.4 million resulting from a planned investment to increase the sales force to be able to continue to grow sales in the future. Professional fees totaling $2.5 million also increased due to the filing delays in the 2004 Form 10-K/A and 2005 Form 10-Q.

During the first nine months of 2005, depreciation expense decreased by $0.3 million or 20.5%, when compared to the first nine months of 2005. Depreciation expense was lower in the first nine months of 2005 as a result of the reclassification of the Montvale building and property to assets held for sale.

Interest expense for the first nine months of 2005 was $3.7 million as compared with $3.2 million during the first nine months of 2004. Interest expense increased primarily as a result of increases in the Company’s amendment fees paid to GECC, variable borrowing rates following interest rate increases by the Federal Reserve Board during 2004 and 2005, which more than offset a 0.9% decline in the Company’s average quarterly debt balance in the first nine months of 2005 as compared with the first nine months of 2004.

Income tax expense for the first nine months of 2005 was $0.9 million as compared with a tax benefit of $1.5 million for the first nine months of 2004. The effective income tax rate for the first nine months of 2005 was 25.2% as compared with 49.2% during the first nine months of 2004. See discussion related to income taxes in the discussion of the three-month period ended September 25, 2005 compared to three-month period ended September 30, 2004.Income from continuing operations during the first nine months of 2005 was $2.6 million, a 42.0% decrease compared to $4.4 million during the first nine months of 2004. Income from continuing operations expressed as a percentage of net sales through the first nine months of 2005 was 1.2% compared with 2.4% for the nine months ended September 30, 2004. 2005 EPS from continuing operations was $0.19 per diluted share compared with $0.34 per diluted share for the first nine months of 2004. Note 7. Income Taxes in the Condensed Consolidated Financial Statements more fully explains the reasoning for the disparity in comparative effective tax rates from the nine-month period ended September 25, 2005 vs. the nine- month period ended September 30, 2004.

Results of Operations by Segment

For the nine-months ended September 30, 2005, Butler’s two largest segments, Technical Services (BTG) and Telecommunications Services (BTI), experienced sales growth of 16.9% and 8.7%, respectively as compared to the first nine months of 2004. BTG is Butler’s largest business segment and had the largest sales increase ($19.5 million) and percentage of sales increase (16.9%) during the first nine months of 2005 as compared with 2004. BTG’s key markets include aerospace, defense, and heavy equipment manufacturing that are currently experiencing substantial growth in capital spending. The BTI sales increase for the nine-month period was $4.6 million (8.7%) when compared to 2004. BTI primarily serves the telecommunications industry. BTG and BTI sales increases were principally due to higher sales to a number of key customers although BTI in the third quarter experienced sales declines at its largest customer. The Information Technology Services (“BTS”) experienced cumulative third quarter 2005 sales growth of 0.5% compared with the cumulative third quarter of 2004. BTS sales were $5.6 million, an increase of $0.1 million during the current quarter. For the nine months ended September 30, 2005, BTG and BTI each achieved growth in operating income as compared with the

BUTLER INTERNATIONAL, INC.

2004 year.  BTG’ operating income was $12.6 million, an increase of $1.5 million (13.3%). BTG’s operating profit growth was less than its sales growth as a result of opening new offices and adding employees to pursue future sales growth. BTI’s operating income was $5.2 million, an increase of 40.9% compared with the first three quarters of 2004 primarily due to increased sales and high margin business. BTS’s operating income was $1.1 million, a $0.2 million ($16.2%) decrease when compared to the first three quarters of 2004. BTS’s decrease in operating income was a result of planned expenses incurred in expanding its sales force to capture future growth.

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

Outlook

Based on current business trends, the Company anticipates continued sales and gross margin growth. The Company’s growth prospects are influenced by broad economic and customer trends. The pace of customer capital spending programs, government spending on defense programs, telecommunication capital spending, new product launches, and customers’ desire to become more efficient have a direct impact on demand for the Company’s services. Recent industry statistics generally support management’s observations of a stronger business environment including an improvement in the rate of economic activity, capital spending and job creation in the United States. Management believes that the Company is pursuing a more focused business strategy, and should be able to capitalize on the improving marketplace. Growth will be dependent upon the Company’s key customers continuing to grow and strive for efficiency, an increase in Butler’s share of that business, an increase in the demand for offshore services, and opportunities to develop new customer business. Should the United States economy decline in future quarters, the Company’s operating performance could be adversely impacted resulting in the need for future cost reductions, change in strategy and capital infusion. Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce Butler’s future earnings. Butler may not be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing risks. The technical and technology outsourcing services industry is very competitive and highly fragmented. There are limited barriers to entry and new competitors frequently enter the market. A significant number of its competitors are financially stronger than the Company. The Company competes in national, regional and local markets with numerous technical and technology outsourcing consulting firms. Price competition in the technical and technology outsourcing industry is significant, and pricing pressures from competitors and customers are increasing. Butler expects that the level of competition will remain high in the future, which could limit Butler’s ability to maintain or increase its market share or profitability.

LIQUIDITY AND CAPITAL RESOURCES

At September 25, 2005, we had cash of approximately $69,000 and working capital of $23.4 million compared to cash of $1.3 million and working capital of $20.9 million at the end of December 2004. An increasing portion of our sales is project related resulting in higher margins and longer customer payment terms.

At September 25, 2005, we had $30.4 million of variable interest rate revolving credit facility loans (plus $6.3 million of letters of credit) under our revolving credit facility with General Electric Capital Corporation (“GECC”), leaving approximately $4.0 million of availability. We also have two variable interest rate term loans with GECC. The September 25, 2005 balance outstanding under GECC Term Loan A was $11 million and under Term Loan B was $18 million. We also have a mortgage maturing in 2012 for our Montvale office building with a balance of $6.7 million at September 25, 2005. We fund operations primarily with cash generated by operations and borrowings under our existing revolving credit facility with GECC. The ability to borrow under the existing revolving credit facility varies weekly and depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivable. Daily cash collected from customers is deposited into accounts controlled by GECC and is transferred to pay down the

BUTLER INTERNATIONAL, INC.

Company’s borrowings. The Company’s cash requirements are funded daily by GECC provided there are available funds. The Company has borrowed under the revolving credit facility to pay required quarterly term loan payments. Revenue, and gross margin levels, and selling, general, and administrative expenses, along with working capital requirements affect operating cash flow and any deterioration in the Company’s performance on these financial measures would have a negative impact on the Company’s liquidity. Additionally, capital spending activity and letters of credit required by insurance companies or lenders reduce the availability of borrowing from GECC. The Company is in compliance with required covenants, as amended and/or waived as described under Financing Activities below.

Management anticipates that the existing resources and working capital should be sufficient to satisfy the Company’s foreseeable cash requirements. Of course, such expectations may prove to be incorrect. Moreover, GECC could require the Company to seek alternative or additional financing sources. The Company is required to make mandatory term loan repayments to GECC. Since GECC uses the Company’s excess cash balances to reduce its loan balance with the Company, the Company has funded the term loan payments by taking additional borrowings under the Credit Facility provided by GECC. Starting with the beginning of the fourth quarter of 2005, the required quarterly term loan repayments increased from $1 million per quarter to $2 million per quarter. The Company has successfully made prior quarterly term loan payments to GECC, including the fourth quarter 2005 payment, because it has had enough availability to borrow the additional funds under the GECC Credit Facility.

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

Operating Activities

During the first nine months of 2005 cash used in operations was $4.1 million as compared with cash used in operations of $6.6 million during the first nine months of 2004. Although the Company had net income of approximately $2.8 million for the first nine months of 2005, the increase in working capital, notably accounts receivable, as a result of growth in sales resulted in negative cash flow from operations. Non-cash charges included $1.1 million of depreciation and amortization expense, $0.5 million charged to the provision for doubtful accounts and $0.8 million for deferred taxes.

Investing Activities

During the first nine months of 2005, capital expenditures were approximately $1.5 million, as compared with approximately $1.1 million during the first nine months of 2004. The increase in 2005 capital spending was in response to an increase in equipment and infrastructure investments required to support increased sales in the current year.

Financing Activities

Cash provided by financing activities was $4.4 million in the first nine months of 2005 as compared with approximately $8.4 million in the first nine months of 2004. The decrease in financing activity during the current year resulted from a decrease in borrowings under the Company’s revolving credit facility to fund for detailed discussion regarding our revolving credit facility.

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

BUTLER INTERNATIONAL, INC.

previously issued consolidated financial statements.

On April 7, 2006, we received a notice of delisting from NASDAQ as a result of noncompliance with Marketplace Rule 431C (14) regarding timely filed financial statements. The delisting became effective April 11, 2006.

On April 13, 2006, the Audit committee of the Board of Directors, after consultation with management, announced that certain non-cash adjustments would be required for the consolidated financial statements and therefore, previously issued annual and quarterly consolidated financial statements through June 26, 2005 should no longer be relied upon. We have filed with the Securities and Exchange Commission (“SEC”) an amended annual report for the year ended December 31, 2004 on Form 10-K/A.

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

On December 15, 2006, we entered into a Fifteenth Amendment to Credit Agreement with GECC, whereby the termination date of the credit facility and term loans was extended from April 30, 2007 to June 30, 2007.

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

Securities Purchase Agreement

On June 30, 2006, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement) for $35 million of senior and subordinated debt financing with Levine Leightman Capital Partners III, L.P. (“LLCP”). Under the terms of the Securities Purchase Agreement, $2.5 million of the $35 million was funded on June 30, 2006, with the remaining $32.5 million to be funded when we completed the filings of our restated and delinquent Securities and Exchange Commission (“SEC”) reports and satisfy other customary closing conditions.

Pursuant to the first funding of the Securities Purchase Agreement, we issued to LLCP an unsecured note in the original principal amount of $2.5 million (the “Unsecured Note”) with a 15% interest rate and a maturity date of August 14, 2006. Also in connection with the $35 million Securities Purchase Agreement, we granted LLCP the right to purchase an aggregate of 1,041,254 shares of the Company’s common stock pursuant to a warrant (the “Warrant”) which would have been exercisable for a period of ten years at an exercise price of $2.13 per share. The common shares that would have been issuable upon conversion of the Warrants would have been covered by a Registration Rights Agreement (the “Registration Rights Agreement”). If the $35 million funding were to have been completed, we would have outstanding to LLCP $10 million aggregate principal amount of Secured Senior Term Notes with an interest rate of LIBOR plus 6.75% and $25 million aggregate principal amount of Secured Senior Subordinated Notes with an interest rate of LIBOR plus 9.75%, both with a maturity date of June 30, 2011. Pursuant to the terms of a Letter Agreement with LLCP, we would have agreed to pay an increased rate of interest on these Term Notes and Subordinated Notes if we had not paid at least $7 million of indebtedness to LLCP by March 31, 2007.

We repaid $1 million of the $2.5 million Unsecured Note on August 14, 2006. The remaining $1.5 million was repaid on August 25, 2006.

On October 6, 2006, we announced the termination of the Securities Purchase Agreement with LLCP.
26

BUTLER INTERNATIONAL, INC.

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

Other Items

On January 8, 2006, the Company announced that the employment of Thomas J. Considine, Jr. as Senior Vice President and Chief Financial Officer of the Company was terminated effective December 31, 2006. The Company’s Principal Accounting Officer assumed additional responsibilities as a result of this organizational change. An accrual of $300,000 was made in December 2006 relating to severance payments due to Mr. Considine pursuant to his employment agreement.

NEW ACCOUNTING STANDARDS TO BE IMPLEMENTED

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

BUTLER INTERNATIONAL, INC.

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

On July 14, 2006, The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”) FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. Liabilities resulting from FIN 48 are classified as long-term, unless payment is expected within the next twelve months. FIN 48 requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balance s of the unrecognized tax benefits on a worldwide aggregated basis. FIN 48 is effective for our fiscal 2007 year. Changes in net assets that result from the application of FIN 48 should be recorded as an adjustment to retained earnings. The Company is evaluating the impact of the provisions of FIN 48 on its financial condition, results of operations and cash flows.

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

BUTLER INTERNATIONAL, INC.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company uses financial instruments, including fixed and variable interest rate debt, to finance operations, for capital spending programs and for general corporate purposes. Since, most of the Company’s debt is variable interest rate debt, the Company is exposed to market risk primarily from changes in interest rates, and to a lesser extent, changes in foreign currency rates. As of September 25, 2005, the Company had approximately $60 million of variable interest rate debt outstanding. A 1 percent increase in the interest rate would increase interest expense by approximately $0.6 million for an annual period. In managing exposure to these fluctuations, the Company may engage in various hedging transactions that have been authorized according to documented policies and procedures. The Company does not use derivatives for trading purposes. The Company is not engaged in any hedging transactions as of the current balance sheet date. The Company’s capital costs are directly linked to financial and business risks.

The Company’s international operations are directed from its office in Hyderabad, India. International operations accounted for less than 1% of the Company’s sales for the three-month and nine-month periods ended September 25, 2005. In the first nine months of 2005, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

Item 4. Controls and Procedures

Background of Restatement

Subsequent to the issuance of our Form 10-K for the year ended December 31, 2004, the Company, in consultation with its Audit Committee, determined that previously issued financial statements should be restated to correct certain errors related to (i) income tax expense, related tax assets and liabilities, (ii) employee compensated absences, and (iii) the omission of separately identified cash flows from discontinued operations in the consolidated statement of cash flows. Accordingly, we restated our consolidated financial statements as of December 31, 2004 and for each of the years ended December 31, 2004, 2003 and 2002 and the quarters ended March 27, 2005 and June 26, 2005 included in the 2004 Annual Report on Form 10-K/A. The restatement is further discussed in Note 2 to our Condensed Consolidated Financial Statements.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal accounting officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 25, 2005.

During the fourth quarter of fiscal 2005, our management, with the participation of our principal executive officer and principal accounting officer, identified and re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weaknesses in our internal control

BUTLER INTERNATIONAL, INC.

over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 25, 2005.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon this definition, our management has now concluded that, as of September 25, 2005, material weaknesses existed in our internal control over financial reporting in the following areas:

•
We had not designed and implemented appropriate controls relating to the calculation of income tax expense and related tax assets and liabilities as of September 25, 2005, which resulted in certain errors related to income tax expense and related tax assets and liabilities and contributed to the restatement reflected in our fiscal 2004 Form 10-K/A. Our management disclosed this to the Audit Committee and to our independent registered public accountants.

•
We had not designed and implemented appropriate controls relating to the calculation of certain employee compensated absences as of September 25, 2005, as a result of not accruing necessary employee compensated absences and contributed to the restatement reflected in our fiscal 2004 Form 10-K/A. Our management disclosed this to the Audit Committee and to our independent registered public accountants.

Changes in Internal Control over Financial Reporting

Subsequent to the fourth quarter of fiscal 2005, we have taken steps to remedy the material weaknesses in internal control over financial reporting identified above. The material weakness in our internal control over financial reporting indicates a need for more detailed analysis and documentation of certain of our balance sheet and income statement accounts. Management added certain additional reconciliations, analysis and documentation of balance sheet accounts created in fiscal years 2005, 2004 and prior years as the initial steps in our plan to remediate the aggregate internal control deficiencies identified above. These actions have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The remediation was completed during the financial close and reporting processes by the first quarter of fiscal 2006. We expect to take additional remedial measures to address the material weakness, as determined appropriate by our Audit Committee with the advice of our management. We have not yet tested such controls to ensure their effectiveness. Any of these additional measures may materially affect our internal control over financial reporting.

Change of independent registered public accounting firm.

On September 8, 2005, the Company received verbal notification from its independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte & Touche”) indicating that it had resigned as the Company’s independent registered public accounting firm for the year ending December 25, 2005. Deloitte & Touche’s reports on the Company’s financial statements for the last two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to certainty, audit scope, or accounting principles. During the past two fiscal years (2003 and 2004) and the subsequent interim period preceding the date of Deloitte & Touche’s resignation, the Company did not have any disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There have no reportable events between the Company and Deloitte & Touche as defined in item 304 (a) (l) (v) of Regulation S-K during the two most recent fiscal years. On November 2, 2005, the Company announced that it had retained Grant Thornton LLP as its independent registered public accounting firm.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None
30

BUTLER INTERNATIONAL, INC.

Item 3. Defaults upon Senior Securities

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity Capital Resources – Financing Activities” – third paragraph for a discussion of certain defaults (none of which were payment related), all of which have been cured.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None
31

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

Date: October 12, 2007	BUTLER INTERNATIONAL, INC.

(Registrant)

By: /s/ Edward M. Kopko

Edward M. Kopko
Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mark Koscinski.

Mark Koscinski.
Vice President and Controller
(Principal Accounting Officer)
(Acting Principal Financial Officer)
32

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
33

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
34

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
35

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
36

BUTLER INTERNATIONAL, INC. EXHIBIT INDEX (continued)

Exhibit No.	Description

10.35(i)
Ninth Amendment, dated March 25, 2005, among the Registrant, Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.35(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and hereby incorporated by reference.

10.35(j)
Tenth Amendment and Limited Waiver, dated July 19, 2005, among the Registrant, Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.35(j) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and hereby incorporated by reference.

10.35(k)
Eleventh Amendment and Limited Waiver, dated September 1, 2005, among the Registrant, Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.35(k) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and hereby incorporated by reference.

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

10.35(q)
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

37

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
38

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

* Denotes compensatory plan, compensation arrangement, or management contract.
39

BUTLER INTERNATIONAL, INC. EXHIBIT INDEX (continued)

Exhibit No.	Description

10.57
Settlement and Release Agreement, dated May 5, 2004, filed as Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and hereby incorporated by reference.

10.58*	Employment Agreement dated April 11, 2005 between the Registrant and Thomas J. Considine, Jr. filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 15, 2005.

10.59
Securities Purchase Agreement dated June 30, 2006, by and among Registrant, certain of its subsidiaries, and Levine Leichtman Capital Partners II, L.P., a California limited partnership (“LLCP”), filed as Exhibit 10.1 to the Registrant’s Current Report on form 8-K filed on July 7, 2006 and hereby incorporated by reference.

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

40

BUTLER INTERNATIONAL, INC. EXHIBIT INDEX (continued)

Exhibit No.	Description

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
41