Form 10-Q
period 2006-03-26
BUTLER INTERNATIONAL INC /MD/
filed 2007-10-25
CIK 786765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file Number: 0-14951

BUTLER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	06-1154321
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

New River Center 200 Las Olas Boulevard
Ft. Lauderdale, Florida 33301
(Address of principal executive offices and zip code)

(954) 761-2200
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (as defined in Rule 12b-2 of the Exchange Act):

☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding, September 30, 2007

Common stock, $0.001 par value	12,839,392

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BUTLER INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	As of

	March 26, 2006	December 25, 2005

	(Unaudited)
ASSETS
Current assets:
Cash	$153	$214
Accounts receivable, net	58,140	53,246
Deferred income taxes	5,595	4,687
Other current assets	1,270	1,431

Total current assets	65,158	59,578

Property and equipment, net	2,901	3,026
Assets held for sale	8,889	8,889
Long-term deferred income taxes	6,657	6,322
Other assets	2,450	2,345
Other intangibles, net	1,663	1,674
Goodwill	36,226	36,226

Total assets	$123,944	$118,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,953	$28,279
Current portion of long-term debt	7,084	8,082

Total current liabilities	36,037	36,361

Revolving credit facility	36,283	30,799
Other long-term debt	24,663	25,687
Other long-term liabilities	6,673	5,085
Commitments and contingencies (see Note 6)

Stockholders’ equity:
Series B 7% Cumulative Convertible Preferred Stock	6	6
Common stock	12	12
Additional paid-in capital	100,226	99,941
Receivables from stockholders	(5,735)	(5,735)
Accumulated deficit	(73,432)	(73,307)
Accumulated other comprehensive loss	(789)	(789)

Total stockholders’ equity	20,288	20,128

Total liabilities and stockholders’ equity	$123,944	$118,060

The accompanying notes are an integral part of these condensed consolidated financial statements.
3

BUTLER INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands except per share data) (Unaudited)

	For the Three Months Ended

	March 26, 2006	March 27, 2005
		(Restated)

Net sales	$76,047	$64,065
Cost of sales	62,590	53,264

Gross margin	13,457	10,801

Depreciation and amortization	365	372
Selling, general and administrative expenses	11,299	8,740

Operating income	1,793	1,689

Interest expense	1,461	993

Income before income taxes	332	696

Income tax expense	351	223

Net income (loss)	$(19)	$473

Income (loss) per share:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.03

Average number of common shares and common share equivalents outstanding:
Basic	10,636	10,255
Diluted	10,636	12,065

The accompanying notes are an integral part of these condensed consolidated financial statements.
4

BUTLER INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (UNAUDITED)

	For the Three Months Ended

	March 26, 2006	March 27, 2005
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(19)	$473
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	365	372
Provision for doubtful accounts and notes	95	81
Provision for deferred taxes	350	917
Amortization of deferred financing charges	3	38
Issuance of common shares for amendment fee	158	—
Stock awards and grants	37	15
Amortization of stock based compensation	64	—
Other changes that (used) provided cash:
Accounts receivable	(4,989)	(7,161)
Other assets	(56)	(550)
Other liabilities	677	4,663

Net cash used in operating activities	(3,315)	(1,152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(229)	(499)

Net cash used in investing activities	(229)	(499)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings under credit facility	5,484	1,579

Repayment of long-term debt	(2,022)	(1,020)
Financing fees paid	—	(50)
Proceeds from exercise of stock options	21	—

Net cash provided by financing activities	3,483	509

Effect of exchange rate changes on cash	—	(1)

Net decrease in cash	(61)	(1,143)
Cash at beginning of period	214	1,288

Cash at end of period	$153	$145

The accompanying notes are an integral part of these condensed consolidated financial statements.
5

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

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

Fiscal Year End

         The Company utilizes a 52-53 week fiscal period. Prior to fiscal year 2005, the Consolidated Financial Statements presented all fiscal years to begin as of January 1 and end as of December 31 for ease or presentation. This presentation does not have a material effect on the financial condition, results of operations or cash flows.

 Basis of Presentation

         The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2006. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, presented in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005 filed on October 11, 2007 with the Securities and Exchange Commission (“SEC”).

Segment Information

         The Company provides outsourcing, project management and technical staff augmentation services in technical, information technology, and telecommunications disciplines including: engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software quality assurance testing, software applications development and implementation, enterprise network design and implementation, telecommunications network systems implementation, and fleet maintenance and repair services to major ground fleet-holders nationwide. These services are provided through three business segments: Technical Services (“BTG”), Telecommunication Services (“BTI”) and Information Technology Services (“BTS”). The Technical Services segment involves skilled technical and engineering personnel providing services to companies in the aircraft/aerospace, defense, heavy equipment/machinery, research, energy, electronics and pharmaceutical industries. The Telecommunication Services segment provides telecommunications equipment manufacturers and service providers assistance with upgrading wireless and wireline network infrastructure for enhanced voice, high-speed data and video services The Information Technology Services segment helps companies implement business solutions that harness the power of technology to optimize business performance.

        The Company discloses segment information in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which requires us to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about our products and services, major customers and material countries in which we holds assets and reports revenues. The company has three reportable segments as described above. The results of Chief Executive Magazine are considered immaterial and are reported in the “Other” segment. .

Net sales and operating income (loss) by segment are as follows:
6

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

	For the Three Months Ended
	March 26, 2006	March 27, 2005
		(Restated)

Net Sales:
Technical Services	$51,572	$41,708
Telecommunication Services	18,366	17,238
Information Technology Services	5,641	4,825

Total reportable segments	$75,579	$63,771
Other/Unallocated amount	468	294

Consolidated total	$76,047	$64,065

Operating income (loss):
Technical Services	$4,422	$3,742
Telecommunication Services	1,425	1,165
Information Technology Services	163	297

Total reportable segments	$6,010	$5,204
Other/Unallocated amount	(4,217)	(3,515)

Consolidated total	$1,793	$1,689

         The accounting policies of the business segments are the same as those described in Significant Accounting Policies in Note 2 of the Notes to the Consolidated Financial Statements in Company’s fiscal 2005 Annual Report on Form 10-K. Intercompany transactions and balances have been eliminated. Management reviews its assets on a consolidated basis, as it is not meaningful to allocate assets to the various segments. Management evaluates segment performance based on revenues and operating profits. Butler does not allocate certain corporate expenses, interest expense, income taxes or charges determined to be non-recurring in nature, such as restructuring and impairment charges that do not relate to a specific business segment. Butler primarily operates in the United States. Operations include the results of the India subsidiary, which are less than 1% of sales for all periods presented.

         In the Company’s Technical services segment, those clients that individually represent 10% or more of net sales accounted for 47% and 49%, for the three month periods ended March 26, 2006 and March 27, 2005, respectively. Likewise, in the Company’s Telecommunications services segment, those clients that individually represent 10% or more of net sales accounted for 84% and 24% for the three month periods ended March 26, 2006 and March 27, 2005, respectively. In the Company’s Information Technology services segment, those clients individually representing 10% or more of net sales accounted for 67% and 61% for the three month periods ended March 26, 2006 and March 27, 2005 respectively.

         No customer accounted for more than 10% of net accounts receivable as of March 26, 2006 and December 25, 2005.

Stock-Based Compensation

         The Company maintains stock-based compensation plans which allow for the issuance of stock options and restricted common stock to executives and certain employees. Prior to fiscal year 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, because stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. However, expense related to the grant of restricted stock had been recognized in the statement of operations under APB Opinion No. 25. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company provided pro forma net income/loss and net income/loss per share disclosures for each period prior to the adoption of SFAS No. 123R, (Revised 2004), “Share-Based Payment” as if it had applied the fair value-based method in measuring compensation expense for its share-based compensation plans.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

           Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective transition method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and SFAS No. 148. Because the Company used the modified prospective transition method, financial statements for prior periods have not been restated. The Company amortizes the fair value of awards granted both before and after January 1, 2006 on a straight-line basis.

           SFAS No. 123R requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS No. 123R was not material.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

        Comparable Disclosures

         The following table illustrates the effect on the Company’s net income and net income per share for the quarter ended March 27, 2005 as if it had applied the fair value recognition provisions of SFAS No. 123R to share-based compensation using the Black-Scholes valuation model (in thousands, except per share amounts):

For the Three Month Period Ended March 27, 2005 (Restated)

Net income
As reported	$473
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(48)

Net income	434
Deduct: Preferred stock dividend	(101)

Net income - pro forma	$333

Income per share:
Basic - as reported	$0.04
Basic - pro forma	$0.03
Diluted - as reported	0.03
Diluted - pro forma	$0.03

Determining Fair Value

           The fair value for the options granted during the three months ended March 26, 2006 and March 27, 2005 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions:

	2006	2005

Risk-free interest rate	4.76%	4.00%
Expected life	5 years	5years
Expected volatility	55%	66%
Expected dividend yield	0%	0%

           During the quarters ended March 26, 2006 and March 27, 2005, the Company recorded $64,000 and $0., respectively, of stock-based compensation expense. As of March 26, 2006, there was ,$482,000 of unrecognized compensation cost related to employee and director stock options and employee stock purchase plan programs which is expected to be recognized through fiscal year 2009.

 Earnings Per Share

        The Company presents both basic and diluted earnings per common share amounts. Basic earnings per common share is calculated by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the sum of the weighted average number of common and common equivalent shares outstanding during

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

the period.  Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation. For the three months ended March 26,2006, diluted net loss per share does not include 1,129,000 and 1,168,000 of potential common shares derived from restricted stock and stock options, respectively, because as a result of the company incurring losses, their effect would have been anti-dilutive. In addition, for the three month periods ended March 26, 2006 and March 27, 2005, 1,729,000 and 1,655,000 of potential common shares derived from convertible preferred stock have an anti-dilutive effect on earnings per share and accordingly are excluded from the calculation. For the three-month periods ended March 26, 2006 and March 27, 2005 the average number of options and warrants outstanding totaled 773,000 and 561,000, respectively, where the excise price was greater than the average market price of the common share and therefore, were excluded from the computation of diluted income per share.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

         The following table presents the computation of basic and diluted earnings per common share from continuing operations:

	For the Three Months Ended
	March 26, 2006	March 27, 2005
		(Restated)

Net Income (loss)	$(19)	$473
Less: Preferred stock dividends	(106)	(101)

Net income (loss) for basic earnings per share calculation	(125)	372

Add: Income impact of assumed conversions
Convertible preferred stock dividends	—	—

Net income(loss) for diluted earnings per share calculation	$(125)	$372

Weighted-average number of common shares:
Basic	10,636	10,255
Add: Incremental shares from assumed conversion
Restricted stock	—	1,140
Stock options and warrants	—	670
Convertible preferred stock	—	—

Diluted	10,636	12,065

Net income (loss) share common:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.03

Adoption of Accounting Standards

         On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses the views of the SEC Staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. Butler believes that the views provided in SAB 107 are consistent with the approach taken in the valuation and accounting associated with share-based compensation issued in prior periods as well as those issued during 2005 and 2006.

          On June 1, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as changes required by an accounting pronouncement that do not otherwise include specific transition provisions. Previously, most changes in accounting principle were required to be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a change in accounting principle as if that principle had always been used. In addition, SFAS 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change while indirect effects should be recognized in the period of the accounting change. SFAS 154 also states that any error in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

prior-period adjustment by restating the prior period financial statements. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The impact upon the adoption of SFAS 154 was not material.

        In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the “rollover” and “iron curtain” methods. SAB No. 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of December 26, 2005 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB No. 108 in the fourth quarter of fiscal 2006 did not have a material impact on the Company’s financial position or results of operations.

Note 2 –Restatements and NASDAQ Delisting

         In compiling the Company’s results for the third quarter ended September 25, 2005, management identified certain errors that had occurred in previous financial periods. Management has evaluated the qualitative and quantitative impact of these errors in accordance with generally accepted accounting principals and has determined that the effect previous periods is material to its consolidated financial statements taken as a whole and required restatements of our annual and quarterly financial statements.

        As a result, the Company restated its consolidated financial statements for the fiscal years ended December 31, 2004, 2003 and 2002 and the quarters ended March 31, 2003 through June 25, 2005. Please see the Company’s Annual Report on Form 10-K for the year ended December 25, 2005, Form 10-K/A for the year ended December 31, 2004, as filed on October 11, 2007, and its Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2005 as filed on October 15, 2007, for additional information regarding the restatement and adjustments.

         On November 15, 2005 the Company announced a delay in the filing of its quarterly report on Form 10-Q for the fiscal quarter ended Septembeedr 25, 2005.

          On April 4, 2006, the Company announced a delay in the filing of its annual report on Form 10-K for the fiscal year ended December 25, 2005.

                 On April 11, 2006 the company was delisted from NASDAQ because the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2005 (“September 25, 2005 Form 10-Q”) was not filed and as a result the Company failed to comply with the requirements for continued listing set forth in NASDAQ’s Marketplace Rule 4310 (c) (14). Butler may apply for re-listing on NASDAQ, although the company may not be successful in its efforts to obtain re-listing.

         On April 13, 2006, the Audit Committee of the Board of Directors, after consultation with management determined that based upon certain errors relating to income taxes, income tax liabilities, deferred tax assets and liabilities, the Company needed to revise its original calculations. In addition, the Company reviewed its tracking system for its employees’ compensated absences and noted that the Company did not accrue for all necessary compensated absences.

         Lastly, the Company concluded that in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, it should restate its Consolidated Statements of Cash Flows to appropriately classify cash flows from discontinued operations.

         The following tables set forth the effects on the Company’s consolidated statements of operations for the three-month period ended March 27, 2005:

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

	Three Months Ended March 27, 2005
	As Previously Reported	As Restated

	(in thousands, except per share data)
Consolidated Statements of Operations
Sales	$64,065	$64,065
Gross margin	10,848	10,801
Operating income	1,736	1,689

Income tax expense	310	223
Net income	$433	$473

Total basic earnings per share	$0.03	$0.04
Total diluted earnings per share	$0.03	$0.03

Note 3 – Recently Issued Financial Accounting Standards

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

         On July 14, 2006, The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”) FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. Liabilities resulting from FIN 48 are classified as long-term, unless payment is expected within the next twelve months. FIN 48 requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months; a description of open tax years by major jurisdictions; and a rollforward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis. FIN 48 is effective for our fiscal 2007 year. Changes in net assets that result from the application of FIN 48 should be recorded as an adjustment to retained earnings. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial statements upon adoption.

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

         In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Obligations, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). The standard requires companies to recognize in their balance sheets any over or under-funded benefit obligations of each defined benefit pension and other postretirement plans. The resulting balance sheet adjustment is offset by a corresponding adjustment to other comprehensive income, net of deferred tax effects. This change would apply to the Company’s financial statements for the year ended December 31, 2006. We do not expect that the adoption of SFAS 158 will have a material effect on our financial statements.

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

Note 4 - Assets Held for Sale

        In February 2005, the Company’s Board of Directors authorized the sale of its Montvale, New Jersey facility and the establishment of worldwide headquarters in Ft. Lauderdale, Florida, where it currently leases office space. The Montvale, New Jersey facility had served as the Company’s worldwide headquarters. Butler has classified the Montvale, New Jersey building and associated land in its balance sheet as “Assets held for sale,”and is actively pursuing alternatives to sell the property. The net carrying value of the property is approximately $9.0 million at March 26, 2006. The net proceeds from the sale of the facility will be used to retire debt. Depreciation on the facility ceased when the facility was classified as held for sale in February 2005. The Company has identified several buyers and is in active negotiations.

Note 5 – Balance Sheet Components

Details of certain balance sheet accounts are as follows:

	March 26, 2006	December 25, 2005

	(unaudited)

Accounts Receivable:
Trade accounts receivable	$49,931	$45,387
Other including unbilled revenue	9,915	9,460
Allowance for doubtful accounts	(1,706)	(1,601)

	$58,140	$53,246

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

Goodwill:

	Technical Services	Telecom- munication Services	Information Technology Services	Other	Total

Balance at December 25, 2005 and at March 26, 2006	$18,581	$7,803	$7,615	$2,227	$36,226

Goodwill of $2.2 million acquired through the December 2005 foreclosure of Chief Executive Magazine, Inc. property and assets is assigned to the “Other” segment.

Other Intangible Assets:	As of March 26, 2006		As of December 25, 2005
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Subscriber relationships	$130	$8	$130	$—
Advertiser relationships	51	3	51	—

	$181	$11	$181	$—

Unamortized intangible assets:
Trademark	$1,493		$1,493

Total other intangible assets, net	$1,663		$1,674

All identifiable intangible assets recorded as of March 26, 2006 are being amortized on a straight-line basis over the lives of the intangible assets, which is approximately four years.

         Amortization expense for the quarter ended March 26, 2006 was approximately $11,000. Estimated amortization expense for the current year and the next four years will be approximately $44,000 per year at which time the subscriber relationship and advertiser relationship intangible assets will be fully amortized.

Note 6 - Commitments and Contingencies

         The Company and its subsidiaries are parties to various legal proceedings and claims incidental to their normal business operations for which no material liability is expected beyond what is recorded. While the ultimate resolution is not known, management does not expect that the resolution of such matters will have a material adverse effect on the Company’s consolidated financial position and results of operations.

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

Debt is summarized as follows:

	March 26, 2006	December 25, 2005

Revolving credit facility with average interest rate of 7.45% for 2006 and 6.25% for 2005	$36,283	$30,799
Variable-rate Term Loan A with average interest rate of 7.95% for 2006 and 6.75% for 2005	7,000	9,000
Variable-rate Term Loan B with average interest rate of 7.95% for 2006 and 6.75% for 2005	18,000	18,000
6.85% mortgage note due 2012	6,747	6,769

	68,030	64,568
Less current portion	(7,084)	(8,082)

	$60,946	$56,486

         At March 26, 2006, the aggregate principal amounts of long-term debt scheduled for repayment for the years 2006 through 2010 were $7,084,000, , $54,372,000, $96,000, $103,000, $111,000 and $6,264,000 due thereafter. In 2006, the Company obtained an amendment to its credit agreement extending its revolving credit facility and term loans to June 30, 2007. On August 29, 2007 the Company obtained an amendment to its credit agreement extending its revolving credit facility to February 1, 2008. The debt obligations of our subsidiaries, Butler Service Group, Inc. (“BSG”) and Butler New Jersey Realty Corporation (“BNJRC”), are reflected in the Company’s consolidated balance sheet. In order to obtain favorable terms, guarantees of subsidiary debt are issued to lending institutions requiring the parent company to repay the debt should BSG or BNJRC default on their debt obligations. At December 25, 2005, all of the Company’s consolidated debt is subject to these guarantees. Under the terms of the debt agreement, transfer of funds to the parent company by BSG is restricted. BSG and BNJRC hold approximately 84.6% and 6.1%, respectively, of the Company’s consolidated assets.

Revolving Credit Facility

         GECC provides Butler with a revolving credit facility for loans up to $47.0 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million. The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending billed receivables. On March 25, 2005, Butler and GECC entered into an amendment to the Second Amended and Restated Credit Agreement, dated September 28, 2001 (the “Credit Agreement”). This amendment, among other things, extends the term of the credit facility and two term loans to April 1, 2006 and increases the quarterly principal payments due October 1, 2005 and thereafter on Term A by $1.0 million to $2.0 million. The interest rate on both term loans is based on the 30-day Commercial Paper Rate plus three hundred fifty basis points which is the same interest Butler pays on its Term Loan A. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B.

         At March 26, 2006, $36.3 million was outstanding under the revolving credit facility and an additional $5.8 million was used to collateralize letters of credit. The interest rate in effect at March 26, 2006 was 7.45%. At March 26, 2006, $7.0 million and $18.0 million were outstanding under Term Loan A and Term Loan B, respectively, each with an effective interest rate of 7.95%. These loans were repaid in August 2007 with the $23.0 million Monroe Term Loan. See Note 11 Subsequent Events – Debt Agreements for further discussion of the Monroe Term Loan.

        In fiscal 2005 and 2006 the Company received a limited waiver to waive certain reporting and ratio covenants resulting in the compliance with its covenants. See Note 11 Subsequent Events– Debt Agreements for further discussion of the Company’s debt agreements with GECC.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

        Letters of Credit

        As of March 26, 2006, Butler had standby letters of credit in the amount of $3.8 million as collateral against its insurance program. These letters are renewed annually. We also have a $2.0 million letter of credit associated with the mortgage note.

        Facility Mortgage

                Butler has a 10-year, $6.7 million mortgage for its corporate office facility. The mortgage note has a fixed interest rate at 6.85%. The mortgage note contains various financial and other covenants including the requirement to meet certain fixed charge coverage and liquidity amounts. We were in compliance with all covenants at March 26, 2006 and December 25, 2005.

        Interest Rate Risk Management

                We may use interest rate swap agreements from time to time to manage the impact of interest rate changes on underlying floating-rate mortgage. During 2006 and 2005, the Company did not enter into any swap agreements.

Note 7 – Comprehensive Income (Loss)

The following table sets forth the components of comprehensive income (loss), net of tax:

	For the Three Month Period
	March 26, 2006	March 27, 2005

Net income (loss)	$(19)	$473
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(1)

Comprehensive income (loss)	$(19)	$472

Note 8 – Stockholders’ Equity

        Stockholder’s Equity at March 26, 2006 totaled $20.3 million, approximately $0.2 million increase from $20.1 million at December 25, 2005. This increase is primarily attributable to the issuance of common shares for an amendment fee related to the Company’s credit facility totaling $0.2 million, stock based compensation of $0.1 million, offset by accrued dividends of $0.1 million.

Stock Incentive Plans

        Butler has in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel. We have adopted a 1985 non-qualified Stock Option Plan, a 1989 Directors Option Plan, a 1992 Stock Option Plan, and a 1992 Stock Option Plan for Non-employee Directors. Options granted under the 1992 and 1985 stock plans expire ten years from the date they were granted and vest over service periods that range between zero to five years. There were a total of 3,950,000 shares authorized under these plans. Options granted under the 1989 and 1992 Directors Stock Option Plans expire five and ten years, respectively, from the date of grant and vest immediately. There were a total of 937,500 shares authorized under the director plans. In 2002, the stockholders approved the 2002 Stock Incentive Plan. In 2004, the stockholders approved an amendment to the 2002 Stock Incentive Plan to increase the number of shares authorized under this plan from 1,500,000 to 2,000,000. In 2003, the stockholders approved the 2003 Stock Incentive Plan. We may grant up to 5,000,000 shares of common stock under this plan. Upon the approval of the 2003 Stock Incentive Plan, the Board of Directors can no longer grant awards under our other stock option and stock bonus plans, except for the 2002 Stock Incentive Plan.

        During the three-month periods ended March 26, 2006 and March 27, 2005, a total of 5,000 and 55,000 stock options, respectively, were granted to officers of Butler through the 2002 Stock Incentive Plan. No stock options were granted to our non-employee directors during the three-month periods ended March 26, 2006 and March 27, 2005. As of March 26, 2006, under the 2002 and 2003 Stock Incentive Plans there were 6,100,500 shares available for future issuance.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

        In March 2006, Butler granted 30,000 shares of restricted stock to five of its executive officers. The market value on the date of the grant was $91,500. The stock is restricted for three years, subject to forfeiture or acceleration of vesting upon certain events. We are amortizing the cost of these shares over a three-year period.

Changes in our outstanding stock options for the three-month period ended March 26, 2006 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Balance at December 25, 2005	1,946,600	$4.55
Granted	5,000	$3.05
Exercised	(10,000)	$2.12
Forfeited or expired	—

Outstanding at March 26, 2006	1,941,600	$4.56	5.79

Exercisable at March 26, 2006	1,692,000	$4.76	5.38

           The weighted-average grant date fair value of options granted during the three months ended March 26, 2006 was $1.60. The total intrinsic value of options exercised during the three months ended March 26, 2006 was $8,600. The aggregate intrinsic value of 1,900,150 exercisable options totaling $0.8 million represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 26, 2006. This amount changes based on the fair market value of the Company’s stock

Nonvested shares

        The Company may make nonvested share awards to employees, non-employee directors and consultants. A nonvested share award is an award of common shares that is subject to certain restrictions during a specified period, such as an employee’s continued employment combined with the Company achieving certain financial goals. The Company holds the common shares during the restriction period, and the grantee cannot transfer the shares before the termination of that period. The grantee is, however, generally entitled to vote the common shares and receive any dividends declared and paid on the company’s common shares during the restriction period. Changes in the outstanding shares of restricted stock for the three months ended March 26, 2006 were as follows:

	Shares	Weighted- Average Grant Price

Nonvested at December 25, 2005	1,190,100	$1.27
Granted	30,000	$3.05
Vested and issued	—
Forfeited or expired	—

Nonvested at March 26, 2006	1,220,100	$1.31

          Stock-based compensation of $37,000 for nonvested awards during the three-month period ended March 26, 2006 are included in our accompanying condensed consolidated statements of operations. As of March 26, 2006, we had $298,000 of total outstanding unrecognized compensation costs related to nonvested awards that are expected to be recognized over a weighted average period of 0.74 years.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Note 9 – Income Taxes

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

        The effective tax rate for the first quarter of 2006 was 105.68% as compared with 32.0% during the first quarter of 2005. The higher 2006 effective tax rate reflects our estimate of 2006 profitability and the evaluation of our reserve for tax uncertainties and also our tax planning strategies related to its income tax position.

Note 10 – Related Party Transactions

        There was no material changes during the three months ended March 26, 2006 in the related party relationships from those reported on our Annual Report on Form 10-K for the year ended December 25, 2005

Note 11 – Subsequent Events

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

         On October 11, 2007 we filed with the Securities and Exchange Commission (“SEC”) an amended annual report for the year ended December 31, 2004 on Form 10-K/A and an annual report for the year ended December 25,2005 on Form 10-K.

         On October 15, 2007 we filed with the Securities and Exchange Commission (“SEC”) a quarterly report for the three months and nine months ended September 25, 2005 on Form 10-Q.

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

         On April 30, 2007, Butler entered into a Sixteenth Amendment and Limited Waiver to Credit Agreement with GECC, whereby GECC waived defaults and events of defaults arising from the company’s failure to deliver financial statements, certifications, statements and other reporting requirements as agreed.

         On June 30, 2007, we entered into an amendment with GECC, whereby GECC agreed to forbear from the exercise of any of their rights and remedies available under the Credit Agreement and the Loan Documents on account of specified events of default for the period ending July 31, 2007. Effective July 31, 2007, Butler entered into an amendment with GECC, whereby GECC agreed to extend the forbearance period to August 14, 2007.

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

        On August 29, 2007, Butler obtained a $23.0 million term loan (the “Monroe Term Loan”) from Monroe Capital Management Advisors LLC. The proceeds of the Monroe Term Loan were used to pay off the existing term loan with GECC, to pay off a portion of the existing revolving credit facility with GECC(the “Senior Revolving Loan”), to provide cash collateral for an existing letter of credit, and to provide additional working capital for Butler and its subsidiaries. The Monroe Term Loan matures August 29, 2012 unless the Series A Mandatorily Redeemable Preferred Shares or the GECC Revolving Line of Credit expire prior to August 29, 2012. The GECC Revolving Line of Credit expires February 1, 2008. The Series A Mandatorily Redeemable Preferred Shares are redeemable July 11, 2011. Pursuant to the agreement, there are certain events that can require the Company to prepay a portion of the outstanding Monroe Term Loan. The Monroe Term Loan bears interest at the per annum rate of LIBOR plus 4.25% to 6.0%. The interest rate may also be adjusted depending upon the syndication of the Monroe Term Loan. No warrants were issued in connection with the term loan.

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
20

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

        On December 27, 2006, the Company, along with certain of its subsidiaries and principal shareholders, entered into a Settlement Agreement and Mutual Release with Levine Leichtman Capital Partners III, L.P. (“Levine Leichtman”), in full and final settlement of litigation between the parties. The agreement provides for a payment by the Company to Levine Leichtman in the sum of $1,265,000, which was paid in full, as provided for in the Securities Purchase Agreement dated June 30, 2006 among Levine Leichtman, the Company and certain of its subsidiaries. The agreement also confirmed the termination of the warrant for the purchase of 1,041,254 shares of Common Stock that the Company had issued to Levine Leichtman.

Sale of Preferred Stock

         On December 21, 2006, we announced the closing on the sale to certain institutional and non-institutional investors (the “Investors”) of $8,500,000 in shares of Series A 7% Mandatorily Redeemable Preferred Stock (the “Shares”) and warrants to purchase 2,125,000 shares of the Company’s Common Stock at $2.00 per share in a private placement (the “Offering”). The redeemable warrants are callable under certain circumstances. Each share of Preferred Stock, along with warrants to purchase 250 shares of the Company’s Common Stock, was issued at a price of $1,000. The Preferred Stock shares are not convertible into Common Stock.

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

Other Items

        On January 8, 2007, the Company announced that the employment of Thomas J. Considine, Jr. as Senior Vice President and Chief Financial Officer of the Company was terminated effective December 31, 2006. The Company’s Senior VP – Finance assumed additional responsibilities as a result of this organizational change. An accrual of $300,000 was made in December 2006 relating to severance payments due to Mr. Considine pursuant to his employment agreement. Mr. Considine’s severance was paid in the first quarter of fiscal 2007.

        Forward-Looking Statements

        In the financial review that follows, our results of operations, financial condition and certain other information are discussed. Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The actual results and future trends may differ materially depending on a variety of factors, including, without limitation: (i) unemployment and general economic conditions associated with the provision of engineering services and solutions and placement of temporary staffing personnel, particularly in the telecommunication services and information technology divisions; (ii) possible additional gross margin pressure; (iii) possible slowdown in accounts receivable collections; (iv) possible loss of key employees and executive officers; (v) our ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (vi) possible adverse effects on the market price of our common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of our common stock would have upon our ability to acquire businesses through the issuance of our securities; (viii) our ability to obtain financing on satisfactory terms; (ix) our ability to remain competitive in the markets which we serves; (x) our ability to maintain our unemployment insurance premiums and workers compensation premiums; (xi) the risk of claims being made against us associated with providing temporary staffing services; (xii) our ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiii) our to remain in compliance with federal and state wage and hour laws and regulations including legal requirements associated with the definition of independent contractors; (xiv) predictions as to the future need for our services; (xv) uncertainties relating to the allocation of costs and expenses to each of our operating segments; (xvi) the costs of conducting and the outcome of litigation involving Butler; (xvii) competition, (xviii) the spending of our key customers returning to more normal levels; (xix) the likelihood of us increasing our share of the market in which we competes; (xx) the success of our plans for offshore service delivery; (xxi) the risk of doing business in foreign countries; (xxii) the Company’s ability to timely file its financial statements and (xxiii) other economic, competitive and governmental factors affecting our operations, markets and services. Additional information regarding these factors is contained in our SEC filings, including, without limitation, our Annual Report on Form 10-K for the year ended December 25, 2005 filed October 11, 2007.

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

        This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the three month period ended March 26, 2006 and March 27, 2005

        Net sales for the first quarter of 2006 were $76.0 million, a $12.0 million or 18.7 % increase compared to the first quarter of 2005. A key strategy is to pursue growth by focusing on key customer needs. Sales to the top ten customers accounted for 66% of sales in the first quarter of 2006 compared to 71% in the first quarter of 2005. Sales to the top ten customers grew $7.3 million or 17% in the first quarter of 2006 compared with a year ago. Two customers accounted for more than 10 % of sales in the first quarter of 2006 as compared with the first quarter of 2005 when one customer accounted for more than 10% of sales.

        As of March 26, 2006 Butler had approximately 3,500 employees, of which 3,200 billable employees provided services generally at client facilities. At the end of the first quarter in 2005, Butler had approximately 3,200 employees, of which approximately 2,900 were billable employees. The sales increase in the first quarter of 2006 resulted from the increase in the average number of billable employees as well as an increase in new business at both existing and new customers at higher margin billing rates. The sales increase was predominantly from the Technical Services business segment.

        First quarter 2006 gross margin was $13.5 million, a 25.0% increase compared with the first quarter 2005 results of $10.8 million. The gross margin percentage for the first quarter of 2006 was 17.7% compared with 16.9% for the first quarter of 2005. An increasing proportion of higher margin business accounted for the improvement in gross margin and gross margin percentage.

        First quarter 2006 operating income was $1.8 million, a 6.1% increase compared to $1.7 million for the first quarter of 2005. The operating profit expressed as a percentage of net sales for the first quarter of 2006 was 2.4% compared with 2.6% for the first quarter of 2005. The relatively small increase in operating profit resulted from an increase in selling, general, and administrative expenses (“SG&A”). First quarter 2006 SG&A was 14.9% of net sales compared to 13.6% of sales in the first quarter of 2005. As discussed above, net sales increased 18.7% during the same period of comparison. The increase of $2.6 million in SG&A in the first quarter 2006 compared with the first quarter 2005 is primarily attributable to higher labor costs, commissions, and recruitment fees resulting from a planned investment to increase the sales force to be able to continue to grow sales in the future and from increased volume. Professional fees also increased by $235,000 due to delays in filing the 2005 Form 10-Q for the third quarter, the 2005 Form 10-K and the restatements of prior years’ financial results.

        First quarter 2006 interest expense was $1.5 million as compared with $1.0 million during the first quarter of 2005. Interest expense increased primarily as a result of amendment fees totaling $158,000 paid to General Electric Capital Corporation (GECC), higher interest rates on our floating rate debt, and an increase in the average quarterly debt balance in the first quarter of 2006 compared to 2005.

        Income tax expense was $0.4 million for the current year’s first quarter as compared with $0.2 million for the prior year. The effective tax rate for the first quarter of 2006 was 105.68% compared with 32.0% during the first quarter of 2005. The 2006 effective tax rate reflects our estimate of 2006 profitability, the evaluation of our reserve for tax uncertainties and also tax planning strategies related to its income tax position.

        First quarter 2006 net loss was $19,000 compared to net income of $0.5 million for the first quarter of 2005. The loss was the result of higher SG&A expense, higher interest expense and the higher tax rate discussed above. The first quarter 2006 earnings per share (“EPS”) was ($0.01) per diluted share compared with income of $0.03 per diluted share for the first quarter of 2005.

Results of Operations by Segment

         The Technical Services segment involves skilled technical and engineering personnel providing services to companies in the aircraft/aerospace, defense, heavy equipment/machinery, research, energy, electronics and pharmaceutical industries. The Telecommunication Services segment provides telecommunications equipment manufacturers and service providers assistance with upgrading wireless and wireline network infrastructure for enhanced voice, high-speed data and video services The Information Technology Services segment helps companies implement business solutions that harness the power of technology to optimize business performance. Our three business segments, Technical Services (“BTG”), Telecommunication Services (“BTI”) and Information Technology Services (“BTS”) experienced first quarter 2006 sales growth of 23.7%, 6.5% and 16.9%, respectively, compared with the first quarter of 2005. BTG, Butler’s largest business segment, had first quarter 2006 sales of $51.6 million, the largest sales increase ($9.9 million), and sales percentage increase (23.7%), of Butler’s business segments. BTG’s key markets include aerospace, defense, and heavy equipment manufacturing that are currently experiencing substantial growth in capital spending. BTI sales were $18.4 million, an increase of $1.1 million (6.5%) when compared with the first quarter of 2005. BTI primarily serves the telecommunication industry. BTS sales were $5.6 million, an increase of $0.8 million (16.9%) during the current quarter. BTG and BTS sales increases were mostly due to higher sales to a number of key customers. BTI had increasing sales at a number of customers, but experienced a significant decline in sales at its largest customer due to a shift in the customer’s business strategy. BTI expects to regain sales and profits as the customer executes the new strategy.

        Butler’s largest business segment, BTG achieved significant first quarter 2006 operating income growth compared to the first quarter of 2005. BTG’s operating profit was $4.4 million, an increase of $0.7 million (18.2%). BTG’s operating profit grew faster than its sales and its profit margins expanded. BTI’s operating profit was $1.4 million, an increase of $0.3 million (22.3%), compared with the first quarter of 2005. BTI’s operating profit growth was hampered by the profit reduction from declining sales at its largest customer. BTS’s operating profit was $0.2 million, a decrease of $0.1 million (45.1%) when compared with the first quarter of 2005. BTS’s decrease in operating profit was a result of planned expenses incurred in expanding its sales force to capture future growth.

Outlook

        Based on current business trends, we anticipate continued sales and gross margin growth. Broad economic and customer trends influence our growth prospects. The pace of customer capital spending programs, government spending on defense programs, telecommunication capital spending, and new product launches, and customers’ desire to become more efficient has a direct impact on demand for our services. Recent industry statistics generally support management’s observations of a stronger business environment including an improvement in the rate of economic activity, capital spending and job creation in the United States.. Management believes that the Company is pursuing a more focused business strategy, and should be able to capitalize on the improving marketplace. Growth will be dependent upon the Company’s key customers continuing to grow and strive for efficiency, an increase in Butler’s share of that business, an increase in the demand for offshore services, and opportunities to develop new customer business.

        Should the United States economy decline in future quarters, our operating performance could be adversely impacted resulting in the need for future cost reductions, change in strategy and capital infusion. Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce Butler’s future earnings. Butler may not be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing risks.

        The technical and technology outsourcing services industry is very competitive and highly fragmented. There are limited barriers to entry and new competitors frequently enter the market. A significant number of its competitors are financially stronger than Butler. The Company competes in national, regional and local markets with numerous technical and technology outsourcing consulting firms. Price competition in the technical and technology outsourcing industry is significant, and pricing pressures from competitors and customers are increasing. Butler expects that the level of competition will remain high in the future, which could limit the Company’s ability to maintain or increase its market share or profitability.

LIQUIDITY AND CAPITAL RESOURCES

        At March 26, 2006, we had cash of approximately $0.2 million and working capital of $29.1 million compared to cash of $0.2 million and working capital of $23.2 million at the end of December 2005.

        At March 26, 2006, Butler had $36.2 million of variable interest rate revolving credit facility loans plus $5.6 million of letters of credit under its revolving credit facility with General Electric Capital Corporation (“GECC”), leaving approximately $5.7 million of availability. At March 26, 2006 we also had two variable interest rate term loans with GECC. The March 26, 2006 balance outstanding under GECC Term Loan A was $7 million and under Term Loan B was $18 million. As a result of our failure to timely file our financial statements with the Securities and Exchange Commission and as a result of our recent financial performance, we were in violation of certain terms and covenants contained in our debt agreement with GECC. We have received several waivers of these covenants and have negotiated several amendments to the agreements with GECC for extensions of time to meet the covenants. We also have a mortgage maturing in 2012 for our Montvale office building with a balance of $6.8 million at March 26, 2006.

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

On August 29, 2007, Butler obtained a $23.0 million term loan (the “Monroe Term Loan”) from Monroe Capital Management Advisors LLC. The proceeds of the Monroe Term Loan were used to pay off the existing term loan with GECC, to pay off a portion of the existing revolving credit facility with GECC (the “Senior Revolving Loan”), to provide cash collateral for an existing letter of credit, and to provide additional working capital for Butler and its subsidiaries. The Monroe Term Loan matures August 29, 2012 unless the Series A Mandatorily Redeemable Preferred Shares or the GECC Revolving Line of Credit expire prior to August 29, 2012. The GECC Revolving Line of Credit expires February 1, 2008. The Series A Mandatorily Redeemable Preferred Shares are redeemable July 11, 2011. Pursuant to the agreement, there are certain events that can require the Company to prepay a portion of the outstanding Monroe Term Loan. The Monroe Term Loan bears interest at the per annum rate of LIBOR plus 4.25% to 6.0%. The interest rate may also be adjusted depending upon the syndication of the Monroe Term Loan. No warrants were issued in connection with the term loan.

         Additionally, the term loan is subject to the lien of Butler’s secured lender, GECC, with whom Butler has also reached an agreement to extend the maturity date of its secured line of credit of $45 million to February 1, 2008.

        On December 21, 2006, we announced the closing on the sale to certain institutional and non-institutional investors (the “Investors”) of $8,500,000 in shares of Series A 7% Mandatorily Redeemable Preferred Stock (the “Shares”) and warrants to purchase 2,125,000 shares of the Company’s Common Stock at $2.00 per share in a private placement (the “Offering”). The redeemable warrants are callable under certain circumstances. Each share of Preferred Stock, along with warrants to purchase 250 shares of the Company’s Common Stock, was issued at a price of $1,000. The Preferred Stock shares are not convertible into Common Stock.

         As we approach the maturity of the Monroe term loan, we will be required to either refinance with Monroe or to find a new lender. If we are unable to obtain new financing upon the termination of our current financing arrangement, it would have a material adverse effect on our business, financial condition and results of operations.

        We fund operations primarily with cash generated by operations and borrowings under our existing revolving credit facility with GECC. The ability to borrow under the existing revolving credit facility varies weekly and depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivable. Daily cash collected from customers is deposited into bank accounts controlled by GECC and is transferred to pay down our borrowings. Our cash requirements are funded daily by GECC provided there are available funds. Butler has borrowed under the revolving credit facility to pay required quarterly term loan payments.

        Revenue, and gross margin levels, and selling, general, and administrative expenses, along with working capital requirements affect operating cash flow and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Additionally, capital spending activity and letters of credit required by insurance companies or lenders reduce the availability of borrowing from GECC. We are in compliance with required covenants, as amended and/or waived as described under Financing Activities below.

        Management anticipates that the existing resources and working capital should be sufficient to satisfy our foreseeable cash requirements. Of course, such expectations may prove to be incorrect. Moreover, GECC could require us to seek alternative or additional financing sources. We are required to make mandatory term loan repayments to GECC. Since GECC uses our excess cash balances to reduce its loan balance with Butler, we have funded the term loan payments by taking additional borrowings under the Credit Facility provided by GECC. Beginning with the fourth quarter of 2005, the required quarterly term loan repayments increased from $1 million per quarter to $2 million per quarter. We have successfully made prior quarterly term loan payments to GECC, including the fourth quarter 2005 payment, because we have had enough availability to borrow the additional funds under the GECC Credit Facility. Because of the increase in quarterly term loan payments to GECC and our continuing growth in sales and accounts receivable, we cannot guarantee that sufficient availability under the GECC Credit Facility will exist to enable it to make the required quarterly term loan repayments. The inability to obtain additional financing, if needed, would have a material adverse effect on our business, financial condition and results of operations.

        We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Operating Activities

        During the first three months of 2006 cash used in operating activities was $3.3 million as compared with cash used in operating activities of $1.2 million during the first three months of 2005. Although we had a net loss of approximately $19,000 for the first three months of 2006, the increase in working capital, primarily resulting from an increase in accounts receivable, as a result of growth in sales, resulted in negative cash flow from operating activities. Non-cash charges included $0.4 million of depreciation and amortization expense and $0.3 million for deferred taxes.

Investing Activities

        During the first three months of 2006, capital expenditures were approximately $0.2 million, as compared with approximately $0.5 million during the first three months of 2005.

Financing Activities

        Cash provided by financing activities was $3.5 million in the first three months of 2006 as compared with approximately $0.5 million in the first three months of 2005. The increase in financing activity during the current year resulted from increased borrowings under our revolving credit facility to fund working capital requirements and repayment of long-term debt.

                March 25, 2005, Butler and GECC entered into an amendment to the Second Amended and Restated Credit Agreement, dated September 28, 2001 (the “Credit Agreement”). This amendment, among other things extended the term of the credit facility and two term loans to April 1, 2006 and increased the quarterly principal payments due October 1, 2005 and thereafter on Term A by $1.0 million to $2.0 million. The interest rate on both term loans is based on the 30-day Commercial Paper Rate plus three hundred fifty basis points which is the same interest Butler pays on its Term Loan A. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B. The Company has entered into several amendments to the credit facility with GECC..

                Butler has received quarterly amendments to its debt agreements with GECC. As part of one amendment with GECC extending the debt maturities, we were required to increase our quarterly loan payments from $1million to $2 million. We have made all required increased payments since October 2005. The increased loan payments have reduced the availability of credit under our working capital revolver with GECC.

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

                On August 29, 2007, Butler obtained a $23.0 million term loan (the “Monroe Term Loan”) from Monroe Capital Management Advisors LLC. The proceeds of the Monroe Term Loan were used to pay off the existing term loan with GECC, to pay off a portion of the existing revolving credit facility with GECC (the “Senior Revolving Loan”), to provide cash collateral for an existing letter of credit, and to provide additional working capital for Butler and its subsidiaries. The Monroe Term Loan matures August 29, 2012 unless the Series A Mandatorily Redeemable Preferred Shares or the GECC Revolving Line of Credit expire prior to August 29, 2012. The GECC Revolving Line of Credit expires February 1, 2008. The Series A Mandatorily Redeemable Preferred Shares are redeemable July 11, 2011. Pursuant to the agreement, there are certain events that can require the Company to prepay a portion of the outstanding Monroe Term Loan. The Monroe Term Loan bears interest at the per annum rate of LIBOR plus 4.25% to 6.0%. The interest rate may also be adjusted depending upon the syndication of the Monroe Term Loan. No warrants were issued in connection with the term loan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        There were no material changes during the three months ended March 26, 2006 to the critical accounting policies reported in our Annual Report on Form 10-K for the year ended December 25, 2005

NEW ACCOUNTING STANDARDS

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

         On July 14, 2006, The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”) FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. Liabilities resulting from FIN 48 are classified as long-term, unless payment is expected within the next twelve months. FIN 48 requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months; a description of open tax years by major jurisdictions; and a rollforward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis. FIN 48 is effective for our fiscal 2007 year. Changes in net assets that result from the application of FIN 48 should be recorded as an adjustment to retained earnings. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial statements upon adoption.

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

        In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Obligations, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). The standard requires companies to recognize in their balance sheets any over or under-funded benefit obligations of each defined benefit pension and other postretirement plans. The resulting balance sheet adjustment is offset by a corresponding adjustment to other comprehensive income, net of deferred tax effects. This change would apply to the Company’s financial statements for the year ended December 31, 2006. We do not expect that the adoption of SFAS 158 will have a material effect on our financial statements.

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

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

        Butler uses financial instruments, including fixed and variable interest rate debt, to finance operations, for capital spending programs and for general corporate purposes. Since, most of our debt is variable interest rate debt; we are exposed to market risk primarily from changes in interest rates, and to a lesser extent, changes in foreign currency rates. As of March 26, 2006, we had approximately $61.6 million of variable interest rate debt outstanding. A 1% increase in the interest rate would increase interest expense by approximately $0.6 million for an annual period. In managing exposure to these fluctuations, we may engage in various hedging transactions that have been authorized according to documented policies and procedures. We do not use derivatives for trading purposes. We are not engaged in any hedging transactions as of the current balance sheet date. Our capital costs are directly linked to financial and business risks.

        Butler’s international operations are directed from its office in Hyderabad, India. International operations accounted for less than 1% of our sales for the three-month periods ended March 26, 2006 and March 27, 2005, respectively. In the first three months of 2006, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

Item 4.   Controls and Procedures

Internal Control over Financial Reporting as of March 26, 2006

                Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems have inherent limitations. Therefore, internal control over financial reporting, no matter how well-designed, may not prevent or detect misstatements. Also, controls may become inadequate in future periods because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

                As described in Note 2 of the Condensed Consolidated Notes to Financial Statements, we have restated our previously issued financial statements as of December 31, 2004 and for each of the years ended December 31, 2004, 2003 and 2002 included in the 2004 Annual Report on Form 10-K/A and the quarters ended March 27, 2005 and June 26, 2005, to reflect the correction of certain errors related to (i) income tax expense, related tax assets and liabilities, (ii) employee compensated absences, and (iii) the omission of separately identified cash flows from discontinued operations in the consolidated statement of cash flows.

         The Public Company Accounting Oversight Board’s auditing standards provide that a restatement is a strong indicator of a material weakness. A material weakness is a significant deficiency or combination of deficiencies, that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Considering this guidance, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the errors that resulted in the restatement and concluded that the restatement resulted from a material weakness in our internal controls. In particular, and as identified by our independent registered public accountants and communicated to our Audit Committee and senior management, we concluded that the design and operation of our disclosure controls and procedures were ineffective and because of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2004 and December 25, 2005 for the items discussed above. Based on this, the financial statements for the years ended December 25, 2005 and December 31, 2004 and the quarters ended March 27, 2005 and June 26, 2005 were prepared without the appropriate analysis and documentation of certain balance sheet and income statement accounts resulting in errors in the related financial statements. The material weaknesses existed in our internal control over financial reporting in the following areas:

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

29

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

          Based on the material weakness described above, we have concluded that, as of December 25, 2005, our internal control over financial reporting was not effective. We have started to remediate this material weakness in our internal controls and procedures during the first quarter of 2006. Our remedial steps included implementing a more detailed analysis and documentation of certain of our balance sheet and income statement accounts. Management added certain additional reconciliations, analysis and documentation of balance sheet accounts created in fiscal years 2005, 2004 and prior years as the initial steps in our plan to remediate the aggregate internal control deficiencies identified above. These actions have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The remediation was completed during the financial close and reporting processes by the first quarter of fiscal 2006. We expect to take additional remedial measures to address the material weakness, as determined appropriate by our Audit Committee with the advice of our management. We have not yet tested such controls to ensure their effectiveness. Any of these additional measures may materially affect our internal control over financial reporting.

Changes in Internal Control

                Except as discussed above, there have been no changes in our internal controls that occurred during the quarter ended March 26, 2006, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

                Management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 26, 2006.

                Based on this evaluation by management, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 26, 2006, our disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting noted above. While these material weaknesses do not have an effect on our results reported in this Quarterly Report on Form 10-Q, they nevertheless constituted deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our disclosure controls, management believes that there are no material inaccuracies or omissions of material facts in this Report. It should be noted that no system of controls can provide complete assurance of achieving its objectives.

                When in certain of the Company’s prior filings under the Exchange Act officers of the Company provided conclusions regarding the effectiveness of our disclosure controls and procedures, they believed that their conclusions were accurate. However, after receiving and assessing additional advice regarding our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have reached the conclusions set forth above.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

        None

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 25, 2005, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed in the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 25, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3.   Defaults upon Senior Securities

        See “Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity Capital Resources – Financing Activities” – second paragraph for a discussion of certain defaults (none of which were payment related), all of which have been cured.

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

Date: October 25, 2007	BUTLER INTERNATIONAL, INC.

(Registrant)

By: /s/ Edward M. Kopko

Edward M. Kopko
Chairman of the Board of Directors
(Chief Executive Officer)

By: /s/ Mark Koscinski.
Mark Koscinski
Senior Vice President -Finance
(Principal Accounting Officer)
(Acting Chief Financial Officer)
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

3.6
Articles Supplementary to the Articles of Incorporation (Series A Preferred Stock) filed with the Maryland State Department of Assessments and Taxation on August 31, 2007, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 4, 2007 and hereby incorporated by reference.

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

33

10.6*
Plan Promissory Note, dated January 16, 1991, executed by Edward M. Kopko, and made payable to the order of North American Ventures, Inc. in the amount of $445,000, filed as Exhibit No. 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

_________________
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

_________________
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

_________________
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

37

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

_________________
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

10.45*	1992 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, and hereby incorporated by reference.

10.47*
Form of Promissory Note dated January 2, 2002 in the original amount of $362,250 executed by Bridge Financing Partners LLC and made payable to Butler International, Inc. filed as Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference.

10.48*
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

_________________
* Denotes compensatory plan, compensation arrangement, or management contract.
39

BUTLER INTERNATIONAL, INC. EXHIBIT INDEX (continued)

Exhibit No.	Description

10.51*
Form of Promissory Note dated March 12, 2002 in the original amount of $186,180 executed by Hugh G. McBreen and made payable to Butler International, Inc. filed as Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference.

10.52*
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

10.55*
Senior Management Employment Agreement between Butler Technology Solutions and Ivan Estes filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.

10.56*
Senior Management Employment Agreement between Butler Technical Group and James Beckley filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.

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
40

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

10.77	Amendment dated as of June 30, 2007 by and among Butler Service Group, Inc., certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated
41

July 10, 2007, and hereby incorporated by reference.

10.78
Amendment dated as of July 31, 2007, by and among Butler Service Group, Inc., certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2007, and hereby incorporated by reference

10.79
Second Amendment dated as of August 14, 2007, by and among Butler Service Group, Inc., certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 22, 2007, and hereby incorporated by reference.

10.80
Third Amendment dated as of August 20, 2007, by and among Butler Service Group, Inc., certain of its subsidiaries, and GECC, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 22, 2007, and hereby incorporated by reference.

10.81
Second Lien Credit Agreement dated as of August 29, 2007, among Butler Service Group, Inc. (“BSG”), as Borrower, the other Credit Parties signatory thereto, as Credit Parties, the Lenders signatory thereto from time to time, as Lenders, and Monroe Capital, as Agent and Lender, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 4, 2007, and hereby incorporated by reference.

10.82
Third Amended and Restated Credit Agreement dated as of August 29, 2007, among BSG, as Borrower, the other Credit Parties signatory thereto, as Credit Parties, the Lenders signatory thereto from time to time, as Lenders, and GECC, as Agent and Lender, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 4, 2007, and hereby incorporated by reference.

10.83
Amendment to Credit Agreement, dated as of August 29, 2007, among BSG, as Borrower, and GECC, as Agent and Lender, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 4, 2007, and hereby incorporated by reference.

10.84
Intercreditor Agreement, dated as of August 29, 2007, among GECC and Monroe Capital, acknowledged and agreed to by BSG, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 4, 2007, and hereby incorporated by reference.

10.85
Mortgage Subordination Agreement, dated as of August 29, 2007, by and among Butler of New Jersey Realty Corp. (“BNJRC”), a New Jersey corporation, GECC and Monroe Capital, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated September 4, 2007, and hereby incorporated by reference.

10.86
Subordinate Mortgage Security Agreement and Fixture Filing, dated as of August 29, 2007, by and among BNJRC and Monroe Capital, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated September 4, 2007, and hereby incorporated by reference.

22.1	List of subsidiaries

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
42

filed herewith as Exhibit 32.2.

99.1	Comment letter, dated August 9, 2007 from Monroe Capital, LLC to BSG, filed as Exhibit 99.1 to the Registrant’s current report in Form 8-K dated August 9, 2007 and hereby incorporated by reference.

_________________
* Denotes compensatory plan, compensation arrangement, or management contract.
43