Form 10-Q
period 2006-06-25
BUTLER INTERNATIONAL INC /MD/
filed 2007-11-13
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file Number: 0-14951

BUTLER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	06-1154321
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

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
☐Yes ☒ No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding, September 30, 2007

Common stock, $0.001 par value	12,839,392

BUTLER INTERNATIONAL, INC.
Form 10-Q for Period Ended June 25, 2006

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of

	June 25, 2006	December 25, 2005

	(Unaudited)
ASSETS
Current assets:
Cash	$12	$214
Accounts receivable, net	62,700	53,246
Deferred income taxes	4,087	4,687
Other current assets	712	1,431

Total current assets	67,511	59,578

Property and equipment, net	3,051	3,026
Assets held for sale	8,889	8,889
Long-term deferred income taxes	6,406	6,322
Other assets	2,585	2,345
Other intangibles, net	1,652	1,674
Goodwill	36,226	36,226

Total assets	$126,320	$118,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$31,556	$28,279
Current portion of long-term debt	5,085	8,082

Total current liabilities	36,641	36,361

Revolving credit facility	38,514	30,799
Other long-term debt	24,641	25,687
Other long-term liabilities	5,303	5,085
Commitments and contingencies (see Note 5)

Stockholders’ equity:
Series B 7% Cumulative Convertible Preferred Stock	6	6
Common stock	12	12
Additional paid-in capital	100,622	99,941
Receivables from stockholders	(5,735)	(5,735)
Accumulated deficit	(72,892)	(73,307)
Accumulated other comprehensive loss	(792)	(789)

Total stockholders’ equity	21,221	20,128

Total liabilities and stockholders’ equity	$126,320	$118,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	June 25, 2006	June 26, 2005 (Restated)	June 25, 2006	June 26, 2005 (Restated)

Net sales	$82,730	$72,863	$158,777	$136,928
Cost of sales	68,199	59,698	130,789	112,962

Gross margin	14,531	13,165	27,988	23,966

Depreciation and amortization	393	382	758	754
Selling, general and administrative expenses	11,418	9,798	22,717	18,538

Operating income	2,720	2,985	4,513	4,674

Interest expense	1,825	1,152	3,286	2,145

Income from continuing operations before income taxes	895	1,833	1,227	2,529

Income tax expense	249	537	600	760

Net income from continuing operations	646	1,296	627	1,769

Income from discontinued operations, net of tax	—	250	—	250

Net Income	$646	$1,546	$627	$2,019

Income (loss) per share:
Basic:
Continuing Operations	$0.05	$0.12	$0.04	$0.15
Discontinued Operations	—	0.02	—	0.02

	$0.05	$0.14	$0.04	$0.17

Diluted:
Continuing Operations	$0.04	$0.10	$0.03	$0.13
Discontinued Operations	—	0.02	—	0.02

	$0.04	$0.12	$0.03	$0.15

Average number of common shares and common share equivalents outstanding:
Basic	10,661	10,306	10,630	10,281
Diluted	12,073	13,624	12,111	13,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six-Months ended

	June 25, 2006	June 26, 2005 (Restated)

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$627	$2,019
Adjustments to reconcile net income to to net cash used in operating activities:
(Gain) loss from discontinued operations, net of taxes	—	(250)
Depreciation and amortization	758	754
Provision for doubtful accounts and notes	189	485
Provision for deferred taxes	600	760
Amortization of deferred financing charges	6	75
Issuance of common shares for amendment fee	234	—
Stock awards and grants	81	31
Amortization of stock-based compensation	128	—
Other changes that (used) provided cash:
Accounts receivable	(9,643)	(16,281)
Other assets	500	2,052
Other liabilities	3,391	5,741

Net cash used in operating activities
Continuing operations	(3,129)	(4,614)
Discontinued operations		250

CASH FLOWS FROM OPERATING ACTIVITIES:	(3,129)	(4,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(761)	(957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facility	7,715	6,338
Repayment of long-term debt	(4,045)	(2,040)
Financing fees paid	—	(50)
Proceeds from exercise of stock options	21	128

Net cash provided by financing activities	3,691	4,376

Effect of exchange rate changes on cash	(3)	1

Net decrease in cash	(202)	(944)

Cash at beginning of period	214	1,288

Cash at end of period	$12	$344

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

          The Company acquired Chief Executive Magazine in December 2005, which provides ideas, strategies and tactics to executive leaders for building more effective organizations.

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

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

          Net sales and operating income (loss) by segment are as follows:

	For the Three Months Ended		For the Six Months Ended

	June 25, 2006	June 25, 2005 (Restated)	June 25, 2006	June 25, 2005 (Restated)

Net Sales:
Technical Services	$54,797	$45,557	$106,371	$87,265
Telecommunication Services	22,305	20,877	40,670	38,115
Information Technology Services	5,152	6,128	10,792	10,953

Total reportable segments	$82,254	$72,562	$157,833	$136,333

Other/Unallocated amount	476	301	944	595

Consolidated total	$82,730	$72,863	$158,777	$136,928

Operating income (loss):
Technical Services	$4,260	$4,157	$8,682	$7,899
Telecommunication Services	2,411	2,388	3,836	3,553
Information Technology Services	183	390	346	687

Total reportable segments	$6,854	$6,935	$12,864	$12,139
Other/Unallocated amount	(4,134)	(3,950)	(8,351)	(7,465)

Consolidated total	$2,720	$2,985	$4,513	$4,674

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

          The numbers of clients individually representing 10% or more of each segments net sales and the percentage of their sales to total segment net sales are as follows:

	Number of Clients	Percentage of Total Net Sales

Technical Services
3 months ended June 25, 2006	3	45%
3 months ended June 26, 2005	4	58%
6 months ended June 25, 2006	3	46%
6 months ended June 26, 2005	3	48%
Telecommunications Services
3 months ended June 25, 2006	3	70%
3 months ended June 26, 2005	4	88%
6 months ended June 25, 2006	3	75%
6 months ended June 26, 2005	4	79%
Information Technology Services

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

3 months ended June 25, 2006	4	68%
3 months ended June 26, 2005	3	64%
6 months ended June 25, 2006	4	67%
6 months ended June 26, 2005	3	55%

          No customer accounted for more than 10% of net accounts receivable as of June 25, 2006 and December 25, 2005.

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

          Effective December 26, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective transition method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and SFAS No. 148. Because the Company used the modified prospective transition method, financial statements for prior periods have not been restated. The Company amortizes the fair value of awards granted both before and after December 26, 2005 on a straight-line basis.

          SFAS No. 123R requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS No. 123R was not material.

Comparable Disclosures

          The following table illustrates the effect on the Company’s net income and net income per share for the three and six month periods ended June 26, 2005 as if it had applied the fair value recognition provisions of SFAS No. 123R to share-based compensation using the Black-Scholes valuation model (in thousands, except per share amounts):

	For the three month period ended June 26, 2005 (Restated)	For the six month period ended June 26, 2005 (Restated)
Net income
As reported	$1,546	$2,019
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9	18
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(48)	(96)

Net income	1,507	1,941
Deduct: Preferred stock dividend	(101)	(202)

Net income - pro forma for basic earnings per share calculation	1,406	1,739
Add: Income impact of assumed conversions of convertible preferred stock	101	202

dividends

Net income - pro forma for diluted earnings per share calculation	1,507	1,941

Income per share:
Basic - as reported	$0.14	$0.17
Basic - pro forma	0.14	0.17
Diluted - as reported	0.12	0.15
Diluted - pro forma	0.11	0.14

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

           Determining Fair Value

          The fair value for the options granted during the three months ended June 25, 2006 and June 26, 2005 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions:

	2006	2005

Risk-free interest rate	4.76%	4.00%
Expected life	5 years	5 years
Expected volatility	55%	66%
Expected dividend yield	0%	0%

          During the three and six-month periods ended June 25, 2006, the Company recorded $0.1 million and $0.2 million of stock based compensation expense related to restricted stock and stock options, respectively. During the three and six-month periods ended June 26, 2005, the Company recorded $15,000 and $36,000 of stock based compensation expense related to restricted stock, respectively. As of June 25, 2006, there was $413,000 of unrecognized compensation cost related to employee and director stock options, which is expected to be recognized through fiscal year 2009.

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

          For the three-month periods ended June 25, 2006 and June 26, 2005, the average number of options and warrants outstanding totaled 949,100 and 725,133  respectively where the exercise price was greater than the average market price of the common shares and therefore, were excluded from the computation of diluted income per share.

          For the six-month periods ended June 25, 2006 and June 26, 2005, the average number of options and warrants outstanding totaled 861,100 and 647,481 respectively where the exercise price was greater than the average market price of the common shares and therefore, were excluded from the computation of diluted income per share.

          In addition, for the three-month and six-month periods ended June 25, 2006, 1,729,000 potential common shares derived from convertible preferred stock have an anti-dilutive effect on earnings per share and accordingly are excluded from the calculation. For the three-month and six-month periods ended June 26, 2005, there were no potential common shares derived from convertible preferred stock that were considered anti-dilutive and accordingly excluded from the calculation.

          The following table presents the computation of basic and diluted earnings per common:

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

	For the Three Months ended		For the Six Months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005

Net income	$646	$1,546	$627	$2,019
Less: Preferred stock dividends	(106)	(101)	(212)	(202)

Net income for basic earnings per share calculation	540	1,445	415	1,817
Add: Income impact of assumed conversions of convertible preferred stock dividends	—	101	—	202

Net income for diluted earnings per share calculations	$540	$1,546	$415	$2,019

Weighted average number of common shares:
Basic	10,661	10,306	10,630	10,281
Add: Incremental shares from assumed conversions
Restricted stock	1,132	1,140	1,131	1,140
Stock options and warrants	280	540	350	605
Convertible preferred stock	—	1,638	—	1,646

Diluted	12,073	13,624	12,111	13,672

Net income per share
Basic	$0.05	$0.14	$0.04	$0.17
Diluted	$0.04	$0.12	$0.03	$0.15

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

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the “rollover” and “iron curtain” methods. SAB No. 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of December 25, 2005

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB No. 108 in the fourth quarter of fiscal 2006 did not have a material impact on the Company’s financial position or results of operations.

Note 2 –Restatements and NASDAQ Delisting

          In compiling the Company’s results for the third quarter ended September 25, 2005, management identified certain errors that had occurred in previous financial periods. Management has evaluated the qualitative and quantitative impact of these errors in accordance with generally accepted accounting principals and has determined that the effect previous periods is material to its consolidated financial statements taken as a whole and required restatements of our annual and on quarterly consolidated financial statements.

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

          On November 15, 2005 the Company announced a delay in the filing of its quarterly report on Form 10-Q for the fiscal quarter ended September 25, 2005.

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

The following tables set forth the effects on the Company’s consolidated statements of operations for the three-month and six-month periods ended June 26, 2005:

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

	Three Months Ended June 26, 2005		Six Months Ended June 26, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

	(in thousands, except per share data)
Consolidated Statements of Operations Sales	$72,863	$72,863	$136,928	$136,928
Gross margin	13,212	13,165	24,060	23,966
Operating income	3,032	2,985	4,768	4,674
Income tax expense	783	537	1,093	760
Net Income from continuing operations	1,097	1,296	1,530	1,769
Net Income	$1,347	$1,546	$1,780	$2,019

Basic earnings per share-continuing operations	$0.10	$0.12	$0.13	$0.15
Basic earnings per share-discontinued operations	$0.02	$0.02	$0.02	$0.02

Total basic earning per share	$0.12	$0.14	$0.15	$0.17

Diluted earnings per share-continuing operations	$0.08	$0.10	$0.11	$0.13
Diluted earnings per share-discontinued operations	$0.02	$0.02	$0.02	$0.02

Total diluted earning per share	$0.10	$0.12	$0.13	$0.15

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

          On July 14, 2006, The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes –an Interpretation of FASB Statement 109” (“FIN 48”) FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the tax position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. Liabilities resulting from FIN 48 are classified as long-term, unless payment is expected within the next twelve months. FIN 48 requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months; a description of open tax years by major jurisdictions; and a rollforward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis. FIN 48 is effective for our fiscal 2007 year. Changes in net assets that result from the application of FIN 48 should be recorded as an adjustment to retained earnings. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial statements upon adoption.

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

Note 4 - Assets Held for Sale

          In February 2005, the Company’s Board of Directors authorized the sale of its Montvale, New Jersey facility and the establishment of worldwide headquarters in Ft. Lauderdale, Florida, where it currently leases office space. The Montvale, New Jersey facility had served as the Company’s worldwide headquarters. Butler has classified the Montvale, New Jersey building and associated land in its balance sheet as “Assets held for sale,” and is actively pursuing alternatives to sell the property. The net carrying value of the property is approximately $9.0 million at June 25, 2006. The net proceeds from the sale of the facility will be used to retire debt. Depreciation on the facility ceased when the facility was classified as held for sale in February 2005. The Company has identified several buyers and is in active negotiations for the sale of the facility.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Note 5 - Commitments and Contingencies

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

          Debt is summarized as follows:

	June 25, 2006	December 25, 2005

Revolving credit facility with average interest rate of 7.45% for 2006 and 6.25% for 2005	$38,514	$30,799
Variable-rate Term Loan A with average interest rate of 7.95% for 2006 and 6.75% for 2005	5,000	9,000
Variable-rate Term Loan B with average interest rate of 7.95% for 2006 and 6.75% for 2005	18,000	18,000
6.85% mortgage note due 2012	6,726	6,769

	68,240	64,568
Less current portion	(5,085)	(8,082)

	$63,155	$56,486

          At June 25, 2006, the aggregate principal amounts of long-term debt scheduled for repayment for the years 2006 through 2010 were $5,085,000, $56,604,000, $98,000, $105,000, $113,000 and $6,235,000 due thereafter. In 2006, the Company obtained an amendment to its credit agreement extending its revolving credit facility and term loans to June 30, 2007. On August 29, 2007 the Company obtained an amendment to its credit agreement extending its revolving credit facility to February 1, 2008. The debt obligations of our subsidiaries, Butler Service Group, Inc. (“BSG”) and Butler New Jersey Realty Corporation (“BNJRC”), are reflected in the Company’s consolidated balance sheet. In order to obtain favorable terms, guarantees of subsidiary debt are issued to lending institutions requiring the parent company to repay the debt should BSG or BNJRC default on their debt obligations. At December 25, 2005, all of the Company’s consolidated debt is subject to these guarantees. Under the terms of the debt agreement, transfer of funds to the parent company by BSG is restricted. BSG and BNJRC hold approximately 84.6% and 6.1%, respectively, of the Company’s consolidated assets.

          Revolving Credit Facility

          As of June 25, 2006, GECC provides Butler with a revolving credit facility for loans up to $47.0 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million. The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47.0 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending billed receivables. On March 25, 2005, Butler and GECC entered into an amendment to the Second Amended and Restated Credit Agreement, dated September 28, 2001 (the “Credit Agreement”). This amendment, among other things, extends the term of the credit facility and two term loans to April 1, 2006 and increases the quarterly principal payments due October 1, 2005 and thereafter on Term A by $1.0 million to $2.0 million. The interest rate on both term loans is based on the 30-day Commercial Paper Rate plus three hundred fifty basis points which is the same interest Butler pays on its Term Loan A. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B.

          At June 25, 2006, $38.5 million was outstanding under the revolving credit facility and an additional $5.8 million was used to collateralize letters of credit. The interest rate in effect at June 25, 2006 was 7.45%. At June 25, 2006, $5.0 million and $18.0 million were outstanding under Term Loan A and Term Loan B, respectively, each with an effective interest rate of 7.95%. These loans were repaid in August 2007 with the $23.0 million Monroe Term Loan. See Note 11 Subsequent Events – Debt Agreements for further discussion of the Monroe Term Loan.

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

          Letters of Credit

          As of June 25, 2006, Butler had standby letters of credit in the amount of $3.8 million as collateral against its insurance program. These letters are renewed annually. We also have a $2.0 million letter of credit associated with the mortgage note.

          Facility Mortgage

                    Butler has a 10-year, $6.7 million mortgage for its corporate office facility. The mortgage note has a fixed interest rate at 6.85%. The mortgage note contains various financial and other covenants including the requirement to meet certain fixed charge coverage and liquidity amounts. We were in compliance with all covenants at June 25, 2006 and December 25, 2005.

          Interest Rate Risk Management

                    We may use interest rate swap agreements from time to time to manage the impact of interest rate changes on underlying floating-rate mortgage. During 2006 and 2005, the Company did not enter into any swap agreements.

Note 6 – Comprehensive Income (Loss)

          The following table sets forth the components of comprehensive income, net of tax:

	For the Three Month Period		For the Six Month Period
	June 25, 2006	June 26, 2005	June 25, 2006	June 26 2005

Net income	$646	$1,546	$627	$2,019
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3)	—	(3)	1

Comprehensive income	$643	$1,546	$624	$2,020

Note 7 – Stockholders’ Equity

          Stockholder’s equity at June 25, 2006 totaled $21.2 million, approximately a $1.1 million increase from $20.1 million at December 25, 2005. This increase is primarily attributable to net income of $0.6 million for the six months ended June 25, 2006, the issuance of common shares for an amendment fee related to the Company’s credit facility totaling $0.2 million and stock based compensation of $0.2 million.

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

          During the three and six-month periods ended June 25, 2006, zero and 5,000 stock options were granted to an employee of Butler through the 2002 Stock Incentive Plan. During the three and six-month periods ended June 26, 2005, 100,000 and 155,000 stock options were granted to employees of Butler through the 2002 Stock Incentive Plan. No stock options were granted to our non-employee directors during the three and six-month periods ended June 25, 2006 and June 26, 2005. As of June 25, 2006, under the 2002 and 2003 Stock Incentive Plans there were 6,156,500 shares available for future issuance.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

          Changes in our outstanding stock options for the six-month period ended June 25, 2006 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Balance at December 25, 2005	1,946,600	$4.55
Granted	5,000	$3.05
Exercised	(10,000)	$2.12
Forfeited or expired	(45,000)	$5. 50

Outstanding at June 25, 2006	1,896,600	$4.54	$5.69

Exercisable at June 25, 2006	1,675,800	$4.70	$5.28

          The weighted-average grant date fair value of options granted during the three and six-month periods ended June 25, 2006 was $1.60. There were zero and 10,000 stock option exercises during the three and six-month periods ended June 25, 2006, respectively. The total intrinsic value of options exercised during the three and six-month periods ended June 25, 2006 were zero and $8,600, respectively. The aggregate intrinsic value of 814,500 exercisable options totaling $0.4 million represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 25, 2006. This amount changes based on the fair market value of the Company’s stock

          Nonvested shares

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

          Changes in the outstanding shares of restricted stock for the six months ended June 25, 2006 were as follows:

	Shares	Weighted- Average Grant Price

Nonvested at December 25, 2005	1,190,100	$1.27

Granted	30,000	$3.05
Vested and issued	(16,667)	$5.00
Forfeited or expired	—	—

Nonvested at June 25, 2006	1,203,433	$1.26

          Stock-based compensation of $44,000 and $81,000 for nonvested awards during the three and six month periods ended June 25, 2006 are included in our accompanying condensed consolidated statements of operations. As of June 25, 2006, we had $ 0.3 million of total outstanding unrecognized compensation costs related to nonvested awards that are expected to be recognized over a weighted average period of 0.49 years.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Note 8 – Income Taxes

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

          The effective tax rate for the second quarter of 2006 was 27.8% as compared with 29.3% during the second quarter of 2005. The year-to-date effective tax rate at June 25, 2006 was 48.9 % as compared with 30.1% at June 25, 2005. The higher 2006 effective tax rate reflects our estimate of 2006 profitability and the evaluation of our reserve for tax uncertainties and also our tax planning strategies related to the Company’s income tax position.

Note 9- Discontinued Operations

          On May 30, 2003, Butler sold its UK operations. The sale agreement included a provision that entitled Butler to additional cash payments for a two-year period ended May 31, 2005 if the sold business achieved certain minimum performance targets and utilized certain tax benefits. These contingent payments were recognized as income from discontinued operations. In fiscal years 2005 Butler received $250,000 of additional proceeds from its sale of the UK operations.

Note 10 – Related Party Transactions

          There were no material changes during the three months ended June 25, 2006 in the related party relationships from those reported on our Annual Report on Form 10-K for the year ended December 25, 2005

Note 11 – Subsequent Events

          On October 11, 2007 we filed with the Securities and Exchange Commission (“SEC”) an amended annual report for the year ended December 31, 2004 on Form 10-K/A and an annual report for the year ended December 25, 2005 on Form 10-K.

          On October 15, 2007 we filed with the Securities and Exchange Commission (“SEC”) a quarterly report for the three months and nine months ended September 25, 2005 on Form 10-Q.

          On October 25,2007 we filed with the Securities and Exchange Commission (“SEC”) a quarterly report on Form 10-Q for the three month period ended March 26, 2006.

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

          On August 29, 2007, Butler obtained a $23.0 million term loan (the “Monroe Term Loan”) from Monroe Capital Management Advisors LLC (“Monroe”). The proceeds of the Monroe Term Loan were used to pay off the existing term loan with GECC, to pay off a portion of the existing revolving credit facility with GECC(the “Senior Revolving Loan”), to provide cash collateral for an existing letter of credit, and to provide additional working capital for Butler and its subsidiaries. The Monroe Term Loan matures August 29, 2012 unless the Series A Mandatorily Redeemable Preferred Shares or the GECC Revolving Line of Credit expires prior to August 29, 2012. The GECC Revolving Line of Credit expires February 1, 2008. The Series A Mandatorily Redeemable Preferred Shares are redeemable July 11, 2011. Pursuant to the agreement, there are certain events that can require the Company to prepay a portion of the outstanding Monroe Term Loan. The Monroe Term Loan bears interest at the per annum rate of LIBOR plus 4.25% to 6.0%. The interest rate may also be adjusted depending upon the syndication of the Monroe Term Loan. No warrants were issued in connection with the term loan.

          Additionally, the term loan is subject to the lien of Butler’s secured lender, GECC, with whom Butler has also reached an agreement to extend the maturity date of our secured line of credit of $45 million to February 1, 2008.

          On November 6, 2007, Butler entered into a Consent and Waiver to Third Amended and Restated Credit Agreement with GECC effective October 31, 2007, whereby GECC waived defaults and events of defaults arising from Butler’s failure to deliver 2006 year end financial information. Also, on November 6, 2007 Butler entered into a Consent and Waiver to Second Lien Credit Agreement with Monroe effective October 31, 2007 whereby Monroe waived defaults and events of default arising from Butler’s failure to deliver 2006 year end financial information. Both consents provide that defaults will be reinstated if 2006 year end financial information is not provided by November 30, 2007.

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

          Pursuant to the first funding of the Securities Purchase Agreement, we issued to LLCP an unsecured note in the original principal amount of $2.5 million (the “Unsecured Note”) with a 15% interest rate and a maturity date of August 14, 2006. Also in connection with the $35 million Securities Purchase Agreement, we granted LLCP the right to purchase an aggregate of 1,041,254 shares of the Company’s common stock pursuant to a warrant (the “Warrant”) which would have been exercisable for a period of ten years at an exercise price of $2.13 per share. The common shares that would have been issuable upon conversion of the Warrants would have been covered by a Registration Rights Agreement (the “Registration Rights Agreement”). If the $35 million funding were to have been completed, we would have outstanding to LLCP $10 million aggregate principal amount of Secured Senior Term Notes with an interest rate of LIBOR plus 6.75% and $25 million aggregate principal amount of Secured Senior Subordinated Notes with an interest rate of LIBOR plus 9.75%, both with a maturity date of June 30, 2011. Pursuant to the terms of a Letter Agreement with LLCP, we would have agreed to pay an increased rate of interest on these Term Notes and Subordinated Notes if we had not paid at least $7 million of indebtedness to LLCP by June 31, 2007.

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

          Forward-Looking Statements

          In the financial review that follows, our results of operations, financial condition and certain other information are discussed. Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The actual results and future trends may differ materially depending on a variety of factors, including, without limitation: (i) unemployment and general economic conditions associated with the provision of engineering services and solutions and placement of temporary staffing personnel, particularly in the telecommunication services and information technology divisions; (ii) possible additional gross margin pressure; (iii) possible slowdown in accounts receivable collections; (iv) possible loss of key employees and executive officers; (v) our ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (vi) possible adverse effects on the market price of our common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of our common stock would have upon our ability to acquire businesses through the issuance of our securities; (viii) our ability to obtain financing on satisfactory terms; (ix) our ability to remain competitive in the markets which we serves; (x) our ability to maintain our unemployment insurance premiums and workers compensation premiums; (xi) the risk of claims being made against us associated with providing temporary staffing services; (xii) our ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiii) our to remain in compliance with federal and state wage and hour laws and regulations including legal requirements associated with the definition of independent contractors; (xiv) predictions as to the future need for our services; (xv) uncertainties relating to the allocation of costs and expenses to each of our operating segments; (xvi) the costs of conducting and the outcome of litigation involving Butler; (xvii) competition, (xviii) the spending of our key customers returning to more normal levels; (xix) the likelihood of us increasing our share of the market in which we competes; (xx) the success of our plans for offshore service delivery; (xxi) the risk of doing business in foreign countries; (xxii) the Company’s ability to timely file its financial statements and (xxiii) other economic, competitive and governmental factors affecting our operations, markets and services. Additional information regarding these factors is contained in our SEC filings, including, without limitation, our Annual Report on Form 10-K for the year ended December 25, 2005 filed on October 11, 2007.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the three-month and six-periods ended June 25, 2006 and June 26, 2005

          Net sales for the second quarter of 2006 were $82.7 million, a $9.8 million or 13.5% increase compared to $72.9 million for the second quarter of 2005. A key strategy is to pursue growth by focusing on key customer needs. Sales to the top ten (10) customers accounted for 65% and 74% of sales in the second quarter of 2006 and 2005, respectively, as the increase in sales was across the entire customer base. Sales to the top ten customers for the second quarter of 2006 were $6 million above a year ago. Two customers accounted for more than 10 % of sales in the second quarter of 2006 as compared with the second quarter of 2005 when one customer accounted for more than 10% of sales.

          Net sales for the first six months of 2006 were $158.8 million, a $21.8 million or 16.0% increase compared to $136.9 million for the first six months of 2005. Sales to the top ten (10) customers accounted for 65% and 67% of sales in the first six months of 2006 and 2005, respectively. Sales to the top ten customers for the six months grew $14.9 million or 16.8% above a year ago. One customer accounted for more than 10 % of sales in the first six months of 2006 and 2005.

          As of June 25, 2006 the Company had approximately 3,700 employees, of which 3,300 billable employees provided services generally at client facilities. At the end of the second quarter in 2005, the Company had approximately 3,300 employees, of which approximately 3,000 were billable employees. The sales increase in the second quarter and the first six months of 2006 resulted from the increase in the average number of billable employees as well as an increase in new business at both existing and new customers at higher margin billing rates. The sales increase was predominantly from the Technical Services business segment.

          Second quarter 2006 gross margin was $14.5 million, a 10.4% increase compared to the second quarter 2005 results of $13.1 million. The improvement in gross margin dollars was caused by higher sales. The gross margin percentage for the second quarter of 2006 was 17.6% compared with 18.1% for the second quarter of 2005. The increase in gross margin and decrease in gross margin percentage is explained by the business mix in the quarter.

          Gross margin for the first six months of 2006 was $28.0 million; a 16.8% increase compared to 2005 first six months results of $24.0 million. The improvement in gross margin was primarily attributable to increased sales volume offset by an increase in billable headcount costs. The gross margin percentage for the first six months of 2006 was 17.6% compared with 17.5% for the first six months 2005.

          Second quarter 2006 operating income was $2.7 million, an 8.9% decrease compared to $3.0 million for the second quarter of 2005. The operating income expressed as a percentage of net sales for the second quarter of 2006 was 3.3% compared with 4.1% for the second quarter of 2005. Operating income for the first six months of 2006 was $4.5 million or 2.8% of net sales compared to $4.7 million or 3.4% of net sales and for the first six months of 2005. The relatively small decrease in operating income for the second quarter and first six months of 2006 was the results of increased selling, general and administrative expenses (“SG&A) of $1.6 million and $4.2 million, respectively, offsetting increased gross margin.

          The 2006 second quarter SG&A expense increase is attributable to $1.1 million higher indirect labor and associated payroll related expenses, an increase in commission expense of $0.2 million due to increased sales and $0.3 million higher office expenses for India which were in support of continued sales growth and volume. Similarly, the 2006 six-month increase of SG&A expenses is attributable to an increase in indirect labor costs and payroll related expenses of $2.2 million, an increase in commission expense of $0.8 million, increase office expenses of $0.5 million, professional fees of $0.3 million due to delays in filing the 2005 Form 10-Q for the third quarter, the 2005 Form 10-K and the restatements of prior years’ financial results and recruitment fees of $0.1 million.

          Second quarter 2006 interest expense was $1.8 million as compared with $1.2 million during the second quarter of 2005. Interest expense was $3.3 million for the first six months of 2006 compared to $2.1 million in 2005. Interest expense increased primarily as a result of amendment fees paid to General Electric Capital Corporation (GECC), higher interest rates on the Company’s floating rate debt, and a 33% increase in the average quarterly debt balance in the second quarter of 2006 compared to 2005.

          Income tax expense was $0.2 million for the three months ended June 25, 2006, a 53.6% decrease from income tax expense of $0.5 million for the three months ended June 25, 2005. Income tax expense was $0.6 million for the six months ended June 25, 2006, a 21.1% decrease from income tax expense of $0.8 million for the six months ended June 26, 2005. Although our income tax expense decreased in the current periods as compared to the prior periods, the effective tax rate significantly increased from fiscal 2005 primarily as a result of an increase in reserves for uncertain tax positions, the effect of recording of nondeductible items under Section 162(m) of the Internal Revenue Code Section (executive compensation) and the effect of certain state income taxes.

Comparison of Results of Operations by Segment

          The Technical Services (“BTG”) segment involves skilled technical and engineering personnel providing services to companies in the aircraft/aerospace, defense, heavy equipment/machinery, research, energy, electronics and pharmaceutical industries. The Telecommunication Services (“BTI”) segment provides telecommunications equipment manufacturers and service providers’ assistance with upgrading wireless and wireline network infrastructure for enhanced voice, high-speed data and video services The Information Technology Services (“BTS”) segment helps companies implement business solutions that harness the power of technology to optimize business performance.

          BTG and BTI experienced second quarter and six-month sales growth compared with 2005. BTG had 2006 second quarter and six month sales of $54.8 million and $106.4 million respectively, an increase of $9.2 million (20.3%) and $19.1 million (21.9%) over 2005. BTI 2006 second quarter and six month sales were $22.3 million and $40.7 million, respectively, an increase of $1.4 million (6.8%) and $2.6 million (6.7%) over the comparable 2005 periods. BTS sales were $5.2 million, a decrease of $1.0 million (15.9%) during the current quarter and $10.8 million for the six-month period a decrease of $0.2 million (1.5%) compared to 2005.

          BTG and BTI sales increases were mostly due to higher sales to a number of key customers. BTI had increasing sales at a number of customers, but experienced a significant decline in sales at its largest customer due to a shift in the customer’s business strategy. BTI expects to regain sales as the customer executes the new strategy.

          BTG 2006 second quarter operating profit was $4.3 million, $0.1 million (2.5%) greater than the 2005 second quarter $4.2 million operating profit. BTG operating profit for the first six months of 2006 was $8.7 million, $0.8 million (9.9%) greater than 2005 first six month $7.9 million operating profit. BTG operating profit for the first six months of 2006 did not experience the same growth as it’s sales due to increased billable headcount and increased SG&A expenses as described in the gross margin and SG&A discussions in the Comparison of three-month and six months section in above.

        BTI 2006 and 2005 second quarter operating profit was $2.4 million, BTI operating profit for the first six months of 2006 was $3.8 million, $0.3 million (8.0%) greater than 2005 first six month $3.6 million operating profit. BTI operating profit for the first six months was also impacted by increased billable headcount costs and SG&A expenses as described in the gross margin and SG&A discussion in the Comparison of three-month and six months section above.

       BTS 2006 operating profit for the three and six month periods were $0.2 million and $0.3 million, respectively, representing a $0.2 million and $0.3 decrease over 2005. BTS operating profit decline is also due to increased billable headcount costs and SG&A expenses as described in the gross margin and SG&A discussions in the Comparison of three-month and six months section above.

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

LIQUIDITY AND CAPITAL RESOURCES

          At June 25, 2006, we had cash of approximately $12,000 and working capital of $30.9 million compared to cash of $0.2 million and working capital of $23.2 million at the end of December 2005.

          At June 25, 2006, Butler had $38.5 million of variable interest rate revolving credit facility loans plus $5.6 million of letters of credit under its revolving credit facility with General Electric Capital Corporation (“GECC”), leaving approximately $2.8 million of availability. At June 25, 2006 we also had two variable interest rate term loans with GECC. The June 25, 2006 balance outstanding under GECC Term Loan A was $5 million and under Term Loan B was $18 million. As a result of our failure to timely file our financial statements with the Securities and Exchange Commission and as a result of our recent financial performance, we were in violation of certain terms and covenants contained in our debt agreement with GECC. We have received several waivers of these covenants and have negotiated several amendments to the agreements with GECC for extensions of time to meet the covenants. We also have a mortgage maturing in 2012 for our Montvale office building with a balance of $6.8 million at June 25, 2006.

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

          Our current financing arrangement (as amended) with GECC terminated on June 30, 2007 at which time we entered into an amendment with GECC, whereby GECC agreed to forbear from the exercise of any of their rights and remedies available under the Credit Agreement and the Loan Documents as a result of specified events of default through July 31, 2007. We entered into several subsequent amendments with GECC whereby GECC agreed to further forbear from the exercise of such rights and remedies through August 28, 2007.

On August 29, 2007, Butler obtained a $23.0 million term loan (the “Monroe Term Loan”) from Monroe Capital Management Advisors LLC. The proceeds of the Monroe Term Loan were used to pay off the existing term loan with GECC, to pay off a portion of the existing revolving credit facility with GECC (the “Senior Revolving Loan”), to provide cash collateral for an existing letter of credit, and to provide additional working capital for Butler and its subsidiaries. The Monroe Term Loan matures August 29, 2012 unless the Series A Mandatorily Redeemable Preferred Shares or the GECC Revolving Line of Credit expires prior to August 29, 2012. The GECC Revolving Line of Credit expires February 1, 2008. The Series A Mandatorily Redeemable Preferred Shares are redeemable July 11, 2011. Pursuant to the agreement, there are certain events that can require the Company to prepay a portion of the outstanding Monroe Term Loan. The Monroe Term Loan bears interest at the per annum rate of LIBOR plus 4.25% to 6.0%. The interest rate may also be adjusted depending upon the syndication of the Monroe Term Loan. No warrants were issued in connection with the term loan.

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

          On November 6, 2007, Butler entered into a Consent and Waiver to Third Amended and Restated Credit Agreement with GECC effective October 31, 2007, whereby GECC waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Also, on November 6, 2007 Butler entered into a Consent and Waiver to Second Lien Credit Agreement with Monroe effective October 31, 2007 whereby Monroe waived defaults and events of default arising from Butler’s failure to deliver 2006-year end financial information. Both consents provide that defaults will be reinstated if 2006-year end financial information is not provided by November 30, 2007.

          As we approach the maturity of the GECC loan, we will be required to either refinance with GECC or to find a new lender. If we are unable to obtain new financing upon the termination of our current financing arrangement, it would have a material adverse effect on our business, financial condition and results of operations.

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

          Management anticipates that the existing resources and working capital should be sufficient to satisfy our foreseeable cash requirements. Of course, such expectations may prove to be incorrect. Moreover, GECC’s Senior Revolving facility matures on February 1, 2008 and we are also required to make mandatory term loan repayments to Monroe. The inability to obtain additional financing, if needed, would have a material adverse effect on our business, financial condition and results of operations.

          We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Operating Activities

          Net cash used in operating activities was $3.1 million for the six-month period ended June 25, 2006, compared to net cash used in operating activities of $4.4 million for the six-month period ended June 26,2005. Cash flows from operating activities increased $1.3 million primarily due to increases in our outstanding accounts receivable, as a result of increased sales, and other liabilities in the current period as compared to the prior period offset by decreases in other assets, other liabilities and net income.

Investing Activities

          During the first six months of 2006, capital expenditures were approximately $0.8 million, as compared with approximately $1.0 million during the first six months of 2005.

Financing Activities

          Cash provided by financing activities was $ 3.7 million in the first six months of 2006 as compared with approximately $4.4 million in the first six months of 2005. The increase in financing activity during the current year resulted from increased borrowings under our revolving credit facility to fund working capital requirements and repayment of long-term debt.

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

          On August 29, 2007, Butler obtained a $23.0 million term loan (the “Monroe Term Loan”) from Monroe Capital Management Advisors LLC. The proceeds of the Monroe Term Loan were used to pay off the existing term loan with GECC, to pay off a portion of the existing revolving credit facility with GECC (the “Senior Revolving Loan”), to provide cash collateral for an existing letter of credit, and to provide additional working capital for Butler and its subsidiaries. The Monroe Term Loan matures August 29, 2012 unless the Series A Mandatorily Redeemable Preferred Shares or the GECC Revolving Line of Credit expires prior to August 29, 2012. The GECC Revolving Line of Credit expires February 1, 2008. The Series A Mandatorily Redeemable Preferred Shares are redeemable July 11, 2011. Pursuant to the agreement, there are certain events that can require the Company to prepay a portion of the outstanding Monroe Term Loan. The Monroe Term Loan bears interest at the per annum rate of LIBOR plus 4.25% to 6.0%. The interest rate may also be adjusted depending upon the syndication of the Monroe Term Loan. No warrants were issued in connection with the term loan.

         On November 6, 2007, Butler entered into a Consent and Waiver to Third Amended and Restated Credit Agreement with GECC effective October 31, 2007, whereby GECC waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Also, on November 6, 2007 Butler entered into a Consent and Waiver to Second Lien Credit Agreement with Monroe effective October 31, 2007 whereby Monroe waived defaults and events of default arising from Butler’s failure to deliver 2006 year end financial information. Both consents provide that defaults will be reinstated if 2006 year end financial information is not provided by November 30, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          There were no material changes during the three months ended June 25, 2006 to the critical accounting policies reported in our Annual Report on Form 10-K for the year ended December 25, 2005

NEW ACCOUNTING STANDARDS

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

          Butler uses financial instruments, including fixed and variable interest rate debt, to finance operations, for capital spending programs and for general corporate purposes. Since, most of our debt is variable interest rate debt; we are exposed to market risk primarily from changes in interest rates, and to a lesser extent, changes in foreign currency rates. As of June 25, 2006, we had approximately $68.2 million of variable interest rate debt outstanding. A 1% increase in the interest rate would increase interest expense by approximately $0.7 million for an annual period. In managing exposure to these fluctuations, we may engage in various hedging transactions that have been authorized according to documented policies and procedures. We do not use derivatives for trading purposes. We are not engaged in any hedging transactions as of the current balance sheet date. Our capital costs are directly linked to financial and business risks.

Butler’s international operations are directed from its office in Hyderabad, India. International operations accounted for less than 1% of our sales for the three-month periods ended June 25, 2006 and June 26, 2005, respectively. In the second three months of 2006, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

Item 4. Controls and Procedures

Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems have inherent limitations. Therefore, internal controls over financial reporting, no matter how well designed may not prevent or detect misstatements. Also, controls may become inadequate in future periods because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

          As described in Note 2 of the Condensed Consolidated Notes to Financial Statements, we have restated our previously issued financial statements as of December 31, 2004 and for each of the years ended December 31, 2004, 2003 and 2002 included in the 2004 Annual Report on Form 10-K/A and the quarters ended March 27, 2005 and June 25, 2005, to reflect the correction of certain errors related to (i) income tax expense, related tax assets and liabilities, (ii) employee compensated absences, and (iii) the omission of separately identified cash flows from discontinued operations in the consolidated statement of cash flows.

          The Public Company Accounting Oversight Board’s auditing standards provide that a restatement is a strong indicator of a material weakness. A material weakness is a significant deficiency or combination of deficiencies, that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Considering this guidance, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the errors that resulted in the restatement and concluded that the restatement resulted from a material weakness in our internal controls. In particular, and as identified by our independent registered public accountants and communicated to our Audit Committee and senior management, we concluded that the design and operation of our disclosure controls and procedures were ineffective and because of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2004 and December 25, 2005 for the items discussed above. Based on this, the financial statements for the years ended December 25, 2005 and December 31, 2004 and the quarters ended March 27, 2005 and June 25, 2005 were prepared without the appropriate analysis and documentation of certain balance sheet and income statement accounts resulting in errors in the related financial statements. The material weaknesses existed in our internal control over financial reporting in the following areas:

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

Changes in Internal Control

          Except as discussed above, there have been no changes in our internal controls that occurred during the quarter ended June 25, 2006, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

          Management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 25, 2006.

          Based on this evaluation by management, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 25, 2006, our disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting noted above. While these material weaknesses do not have an effect on our results reported in this Quarterly Report on Form 10-Q, they nevertheless constituted deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our disclosure controls, management believes that there are no material inaccuracies or omissions of material facts in this Report. It should be noted that no system of controls can provide complete assurance of achieving its objectives.

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

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          On November 6, 2007, Butler entered into a Consent and Waiver to Third Amended and Restated Credit Agreement with GECC effective October 31, 2007, whereby GECC waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Also, on November 6, 2007 Butler entered into a Consent and Waiver to Second Lien Credit Agreement with Monroe effective October 31, 2007 whereby Monroe waived defaults and events of default arising from Butler’s failure to deliver 2006-year end financial information. Both consents provide that defaults will be reinstated if 2006 year end financial information is not provided by November 30, 2007.

Item 6. Exhibits

          Exhibit Index is included after signatures.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2007	BUTLER INTERNATIONAL, INC.

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

4.1

Specimen Stock Certificate for the Registrant’s common stock, par value $.001 per share, filed as Exhibit No. 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33- 2479 (the “S-1”), and hereby incorporated by reference.

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

10.35(q)

Amendment dated as of July 31, 2007, by and among Butler Service Group, Inc., certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2007, and hereby incorporated by reference

10.35(r)

Second Amendment dated as of August 14, 2007, by and among Butler Service Group, Inc., certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 22, 2007, and hereby incorporated by reference.

10.35 (s)

Third Amendment dated as of August 20, 2007, by and among Butler Service Group, Inc., certain of its subsidiaries, and GECC, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 22, 2007, and hereby incorporated by reference.

10.35)(t)

Third Amended and Restated Credit Agreement dated as of August 29, 2007, among BSG, as Borrower, the other Credit Parties signatory thereto, as Credit Parties, the Lenders signatory thereto from time to time, as Lenders, and GECC, as Agent and Lender, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 4, 2007, and hereby incorporated by reference.

10.35(u)

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

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (continued)

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

10.77

Amendment dated as of June 30, 2007 by and among Butler Service Group, Inc., certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 10, 2007, and hereby incorporated by reference.

10.78

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

10.79

Intercreditor Agreement, dated as of August 29, 2007, among GECC and Monroe Capital, acknowledged and agreed to by BSG, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 4, 2007, and hereby incorporated by reference.

10.80

Mortgage Subordination Agreement, dated as of August 29, 2007, by and among Butler of New Jersey Realty Corp. (“BNJRC”), a New Jersey corporation, GECC and Monroe Capital, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated September 4, 2007, and hereby incorporated by reference.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (continued)

Exhibit No.	Description

10.81

Subordinate Mortgage Security Agreement and Fixture Filing, dated as of August 29, 2007, by and among BNJRC and Monroe Capital, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated September 4, 2007, and hereby incorporated by reference.

10.82	Consent and Waiver to Third Amended and Restated Credit agreement, dated October 31, 2007 among BSG as borrower, and GECC, as lenders, filed herewith.

10.83	Consent and Waiver to Second Lien Credit Agreement, dated as of October 31, 2007, among BSG, as borrower and Monroe Capital, as agent for the lenders, filed herewith.

22.1	List of subsidiaries

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 32.2.

99.1	Commitment letter, dated August 9, 2007 from Monroe Capital, LLC to BSG, filed as Exhibit 99.1 to the Registrant’s current report in Form 8-K dated August 9, 2007 and hereby incorporated by reference.