Form 10-Q
period 2006-09-24
BUTLER INTERNATIONAL INC /MD/
filed 2007-11-27
CIK 786765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file Number: 0-14951

BUTLER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	06-1154321 (I.R.S Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

                 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

	Class	Shares Outstanding, October 31, 2007

Common stock, $0.001 par value		12,839,392

BUTLER INTERNATIONAL, INC. Form 10-Q for Period Ended September 24, 2006 TABLE OF CONTENTS

2

PART I - FINANCIAL INFORMATION Item 1. Financial Statements BUTLER INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	As of

	September 24, 2006	December 25, 2005

	(Unaudited)
ASSETS
Current assets:
Cash	$1,301	$214
Accounts receivable, net	57,906	53,246
Deferred income taxes	3,787	4,687
Other current assets	1,393	1,431

Total current assets	64,387	59,578

Property and equipment, net	2,873	3,026
Assets held for sale	8,889	8,889
Long-term deferred income taxes	6,448	6,322
Other assets	3,473	2,345
Other intangibles, net	1,641	1,674
Goodwill	36,226	36,226

Total assets	$123,937	$118,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,417	$28,279
Current portion of long-term debt	3,087	8,082

Total current liabilities	35,504	36,361

Revolving credit facility	36,466	30,799

Other long-term debt	24,619	25,687

Other long-term liabilities	5,977	5,085
Commitments and contingencies (see Note 5)

Stockholders’ equity:
Series B 7% cumulative convertible preferred stock	6	6
Common stock	12	12
Additional paid-in capital	100,769	99,941
Receivables from stockholders	(5,735)	(5,735)
Accumulated deficit	(72,890)	(73,307)
Accumulated other comprehensive loss	(791)	(789)

Total stockholders’ equity	21,371	20,128

Total liabilities and stockholders’ equity	$123,937	$118,060

The accompanying notes are an integral part of these condensed consolidated financial statements.
3

BUTLER INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands except per share data) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended

	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005

Net sales	$81,139	$73,392	$239,916	$210,320
Cost of sales	66,890	60,178	197,679	173,140

Gross margin	14,249	13,214	42,237	37,180

Depreciation and amortization	404	391	1,162	1,145
Selling, general and administrative expenses	10,826	10,391	33,543	28,929

Operating income	3,019	2,432	7,532	7,106

Interest expense	2,045	1,537	5,331	3,682

Income from continuing operations before income taxes	974	895	2,201	3,424

Income tax expense	865	103	1,465	863

Income from continuing operations	109	792	736	2,561

Income from discontinued operations, net of tax	—	—	—	250

Net income	$109	$792	$736	$2,811

Income per share:
Basic:
Continuing operations	$0.00	$0.07	$0.04	$0.22
Discontinued operations	—	—	—	0.02

	$0.00	$0.07	$0.04	$0.24

Diluted:
Continuing operations	$0.00	$0.06	$0.06	$0.19
Discontinued operations	—	—	—	0.02

	$0.00	$0.06	$0.06	$0.21

Average number of common shares and common share equivalents outstanding:
Basic	10,697	10,379	10,653	10,314
Diluted	11,895	12,055	11,951	13,695

The accompanying notes are an integral part of these condensed consolidated financial statements.
4

BUTLER INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the Nine-Months ended

	September 24, 2006	September 25, 2005

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$736	$2,811
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain from discontinued operations, net of taxes	—	(250)
Depreciation and amortization	1,162	1,145
Provision for doubtful accounts and notes	284	289
Provision for deferred taxes	1,465	1,379
Amortization of deferred financing charges	10	147
Issuance of common shares for amendment fee	273	289
Stock awards and grants	124	412
Amortization of stock-based compensation	193	—
Other changes that (used) provided cash:
Accounts receivable	(4,944)	(16,466)
Other assets	(907)	(395)
Other liabilities	4,046	6,270

Net cash provided by (used in) operating activities:
Continuing operations	2,442	(4,369)
Discontinued operations	—	250

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,442	(4,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(976)	(1,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facility	5,667	7,307
Proceeds from the issuance of long-term debt	2,500	—
Repayment of long-term debt	(8,565)	(3,059)
Financing fees paid		(100)
Proceeds from exercise of stock options	21	215

Net cash provided by (used in) financing activities	(377)	4,363

Effect of exchange rate changes on cash	(2)	(3)

Net increase (decrease) in cash	1,087	(1,219)

Cash at beginning of period	214	1,288

Cash at end of period	$1,301	$69

The accompanying notes are an integral part of these consolidated financial statements.
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

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

Net sales and operating income by segment are as follows:

	For the Three Months Ended		For the Nine Months Ended

	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005

Net Sales:
Technical Services	$54,286	$48,066	$160,657	$135,331
Telecommunication Services	21,327	19,356	61,997	57,471
Information Technology Services	5,042	5,640	15,834	16,593

Total reportable segments	80,655	73,062	238,488	209,395
Other/Unallocated amount	484	330	1,428	925

Consolidated total	$81,139	$73,392	$239,916	$210,320

Operating income:
Technical Services	$4,416	$4,670	$13,098	$12,568
Telecommunication Services	2,139	1,650	5,975	5,203
Information Technology Services	357	371	703	1,059

Total reportable segments	6,912	6,691	19,776	18,830
Other/Unallocated amount	(3,893)	(4,259)	(12,244)	(11,724)

Consolidated total	$3,019	$2,432	$7,532	$7,106

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

The numbers of clients individually representing 10% or more of each segments net sales and the percentage of their sales to total segment net sales are as follows:

	Number of	Percentage of
	Clients	Total Net Sales
Technical Services
3 months ended September 24, 2006	4	56%
3 months ended September 25, 2005	3	44%
9 months ended September 24, 2006	4	56%
9 months ended September 25, 2005	3	47%

Telecommunications Services
3 months ended September 24, 2006	3	66%
3 months ended September 25, 2005	3	69%
9 months ended September 24, 2006	3	72%
9 months ended September 25, 2005	3	69%

Information Technology Services
3 months ended September 24, 2006	1	22%
3 months ended September 25, 2005	3	59%
9 months ended September 24, 2006	4	60%
9 months ended September 25, 2005	3	52%

                 No customer accounted for more than 10% of net accounts receivable as of September 24, 2006 and December 25, 2005.

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

                 Comparable Disclosures

                 The following table illustrates the effect on the Company’s net income and net income per share for the three and nine month periods ended September 25, 2005 as if it had applied the fair value recognition provisions of SFAS No. 123R to share-based compensation using the Black-Scholes valuation model (in thousands, except per share amounts):

	For the three month period ended September 25, 2005	For the nine month period ended September 25, 2005
Net income
As reported	$792	$2,811

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	32	66
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(61)	(157)

Net income	763	2,720
Deduct: Preferred stock dividend	(101)	(303)

Net income - pro forma for basic earnings per share calculation	662	2,417
Add: Income impact of assumed conversions of convertible preferred stock dividends	—	303

Net income - pro forma for diluted earnings per share calculation	$662	$2,720

Income per share:
Basic - as reported	$0.07	$0.24
Basic - pro forma	0.06	0.23
Diluted - as reported	0.06	0.21
Diluted - pro forma	0.05	0.20
8

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

                 Determining Fair Value

                 The fair value for the options granted during the three months ended September 24, 2006 and September 25, 2005 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions:

	2006	2005

Risk-free interest rate	4.76%	4.08%
Expected life	5 years	5 years
Expected volatility	55%	66%
Expected dividend yield	0%	0%

                 During the three and nine-month periods ended September 24, 2006, the Company recorded $0.1million and $0.3 million of stock based compensation expense related to restricted stock and stock options, respectively. During the three and nine-month periods ended September 25, 2005, the Company recorded $36,000 and $0.4 million of stock based compensation expense related to restricted stock and stock based compensation, respectively. As of September 24, 2006, there was $0.3 million of unrecognized compensation cost related to employee and director stock options, which is expected to be recognized through fiscal year 2009.

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

                           For the three-month periods ended September 24, 2006 and September 25, 2005, the average number of options outstanding totaled 1,376,500 and 743,100 respectively where the exercise price was greater than the average market price of the common shares and therefore, were excluded from the computation of diluted income per share.

                           For the nine-month periods ended September 24, 2006 and September 25, 2005, the average number of options outstanding totaled 1,032,900 and 1,032,867, respectively where the exercise price was greater than the average market price of the common shares and therefore, were excluded from the computation of diluted income per share.

                           Warrants related to the Securities Purchase Agreement (see Note 11 – Subsequent Events), were excluded from the computation of diluted income per share for the three and nine-month periods ended September 24, 2006 as the warrants were cancelled in December 2006.

                           In addition, for the three-month and nine-month periods ended September 24, 2006, 1,786,000 potential common shares derived from convertible preferred stock have an anti-dilutive effect on earnings per share and accordingly are excluded from the calculation. For the three-month period ended September 25, 2005, there were potential common shares derived from convertible preferred stock that were considered anti-dilutive and accordingly excluded from the calculation.

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

The following table presents the computation of basic and diluted earnings per common share:

	For the Three Months ended		For the Nine Months ended

	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005

Net income (1)	$109	$792	$736	$2,561
Less: Preferred stock dividends	(107)	(101)	(319)	(303)

Net income for basic earnings per share calculation	2	691	417	2,258
Add: Income impact of assumed conversions of convertible preferred stock dividends	—	—	—	303

Net income for diluted earnings per share calculations	$2	$691	$417	$2,561

Weighted average number of common shares:
Basic	10,697	10,379	10,653	10,314
Add: Incremental shares from assumed conversions
Restricted stock	1,137	1,140	1,133	1,140
Stock options and warrants	61	536	165	582
Convertible preferred stock	—	—	—	1,659

Diluted	11,895	12,055	11,951	13,695

Net income per share
Basic	$0.00	$0.07	$0.04	$0.24
Diluted	$0.00	$0.06	$0.06	$0.21

(1)	Balance for the nine months ended September 25, 2005 reflects income from continuing operations.

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

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the “rollover” and “iron curtain” methods. SAB No. 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of December 25, 2005 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB No. 108 in the fourth quarter of fiscal 2006 did not have a material impact on the Company’s financial position or results of operations.

Note 2 - Restatements and NASDAQ Delisting

                 In compiling the Company’s results for the third quarter ended September 25, 2005, management identified certain errors that had occurred in previous financial periods. Management has evaluated the qualitative and quantitative impact of these errors in accordance with generally accepted accounting principals and has determined that the effect on previous periods was material to its consolidated financial statements taken as a whole and required restatements of our annual and quarterly consolidated financial statements.

                 As a result, the Company restated its consolidated financial statements for the fiscal years ended December 31, 2004, 2003 and 2002 and the quarters ended March 31, 2003 through June 25, 2005. Please see the Company’s Annual Report on Form 10-K for the year ended December 25, 2005, Form 10-K/A for the year ended December 31, 2004, as filed on October 11, 2007, and its Quarterly Reports on Form 10-Q for the three and nine months ended September 25, 2005 as filed on October 15, 2007, for additional information regarding the restatement and adjustments.

                 On November 15, 2005 the Company announced a delay in the filing of its quarterly report on Form 10-Q for the fiscal quarter ended September 25, 2005. On April 4, 2006, the Company announced a delay in the filing of its annual report on Form 10-K for the fiscal year ended December 25, 2005. On April 11, 2006 the Company was delisted from NASDAQ because the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2005 was not filed and as a result the Company failed to comply with the requirements for continued listing set forth in NASDAQ’s Marketplace Rule 4310 (c) (14). Butler may apply for re-listing on NASDAQ, although the company may not be successful in its efforts to obtain re-listing.

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

Note 4 - Assets Held for Sale

                 In February 2005, the Company’s Board of Directors authorized the sale of its Montvale, New Jersey facility and the establishment of worldwide headquarters in Ft. Lauderdale, Florida, where it currently leases office space. The Montvale, New Jersey facility had served as the Company’s worldwide headquarters. Butler has classified the Montvale, New Jersey building and associated land in its balance sheet as “Assets held for sale,” and is actively pursuing alternatives to sell the property. The net carrying value of the property is approximately $9.0 million at September 24, 2006. The net proceeds from the sale of the facility will be used to retire debt. Depreciation on the facility ceased when the facility was classified as held for sale in February 2005. The Company has identified several buyers and is in active negotiations for the sale of the facility.

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

                 Debt is summarized as follows:

	September 24, 2006	December 25, 2005

Revolving credit facility with average interest rate of 8.56% for 2006 and 6.25% for 2005	$36,466	$30,799
Variable-rate Term Loan A with average interest rate of 9.06% for 2006 and 6.75% for 2005	3,000	9,000
Variable-rate Term Loan B with average interest rate of 9.06% for 2006 and 6.75% for 2005	18,000	18,000
6.85% mortgage note due 2012	6,706	6,769

	64,172	64,568
Less current portion	(3,087)	(8,082)

	$61,085	$56,486

                 At September 24, 2006, the aggregate principal amounts of long-term debt scheduled for repayment for the years 2006 through 2010 were $3,087,000, $54,557,000, $100,000, $107,000, $115,000 and $6,206,000 due thereafter. In 2006, the Company obtained an amendment to its credit agreement extending its revolving credit facility and term loans to June 30, 2007. On August 29, 2007 the Company obtained an amendment to its credit agreement extending its revolving credit facility to February 1, 2008. The debt obligations of our subsidiaries, Butler Service Group, Inc. (“BSG”) and Butler New Jersey Realty Corporation (“BNJRC”), are reflected in the Company’s consolidated balance sheet. In order to obtain favorable terms, guarantees of subsidiary debt are issued to lending institutions requiring the parent company to repay the debt should BSG or BNJRC default on their debt obligations. At December 25, 2005, all of the Company’s consolidated debt is subject to these guarantees.

                 Revolving Credit Facility

                 As of September 24, 2006, GECC provides Butler with a revolving credit facility for loans up to $47.0 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million. The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47.0 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending billed receivables. On March 25, 2005, Butler and GECC entered into an amendment to the Second Amended and Restated Credit Agreement, dated September 28, 2001. This amendment, among other things, extended the term of the credit facility and two term loans to April 1, 2006 and increased the quarterly principal payments due October 1, 2005 and thereafter on Term A by $1.0 million to $2.0 million. The interest rate on both term loans was based on the 30-day Commercial Paper Rate plus three hundred fifty basis points which is the same interest Butler pays on its Term Loan A. The agreed interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. Per the agreement with GECC, Butler is required to pay additional interest for the term loans and the revolving credit facility if it is unable to achieve certain reporting and ratio covenants. Interest rate reductions are available for the revolving credit facility based upon the Company achieving certain financial results. During the three month period ended September 24, 2006, Butler was obligated to pay an additional 2% in interest to secure maturity date extentions from GECC.

                 At September 24, 2006, $36.5 million was outstanding under the revolving credit facility and an additional $5.7 million was used to collateralize letters of credit. The interest rate in effect at September 24, 2006 was 9.06%. At September 24, 2006, $3.0 million and $18.0 million were outstanding under Term Loan A and Term Loan B, respectively, each with an effective interest rate of 10.74%. Term Loans A and B were repaid in August 2007 with the $23.0 million Monroe Term Loan. See Note 11 “Subsequent Events – Debt Agreements” for further discussion of the Monroe Term Loan.

                 In fiscal 2005 and 2006 the Company received a limited waiver to waive certain reporting and ratio covenants resulting in the compliance with its covenants. See Note 11 Subsequent Events– Debt Agreements for further discussion of the Company’s debt agreements with GECC.

                 Securities Purchase Agreement

                 On June 30, 2006, we entered into a Securities Purchase Agreement with Levine Leichtman Capital Partners III, L.P. (“LLCP”). See “Note 11 — Subsequent Events” for details of the transaction.

BUTLER INTERNATIONAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Tabular Information in Thousands, except Per Share Amounts)

                 Letters of Credit

                 As of September 24, 2006, Butler had standby letters of credit in the amount of $3.7 million as collateral against its insurance program. These letters are renewed annually. We also have a $2.0 million letter of credit associated with the mortgage note discussed below.

                 Facility Mortgage

                 Butler has a 10-year, $6.7 million mortgage for its corporate office facility. The mortgage note has a fixed interest rate at 6.85%. The mortgage note contains various financial and other covenants including the requirement to meet certain fixed charge coverage and liquidity amounts. We were in compliance with all covenants at September 24, 2006 and December 25, 2005.

Note 6 – Comprehensive Income (Loss)

                 The following table sets forth the components of comprehensive income, net of tax:

	For the Three Month Period		For the Nine Month Period
	September 24, 2006	September 25, 2005	September 24, 2006	September 25 2005

Net income	$109	$792	$736	$2,811
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1	(4)	(2)	(3)

Comprehensive income	$110	$788	$734	$2,808

Note 7 – Stockholders’ Equity

                  Stockholder’s equity at September 24, 2006 totaled $21.4 million, approximately a $1.3 million increase from $20.1 million at December 25, 2005. This increase is primarily attributable to net income of $0.7 million for the nine months ended September 24, 2006, the issuance of common shares for an amendment fee related to the Company’s credit facility totaling $0.3 million, stock based compensation of $0.4 million. and the issurance of preferred stock $0.2, offset by dividends of $0.3.

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

                 During the three and nine-month periods ended September 24, 2006, zero and 5,000 stock options were granted to an employee of Butler through the 2002 Stock Incentive Plan. During the three and nine-month periods ended September 25, 2005, zero and 155,000 stock options were granted to employees of Butler through the 2002 Stock Incentive Plan. No stock options were granted to our non-employee directors during the three and nine-month periods ended September 24, 2006 and September 26, 2005. As of September 24, 2006, under the 2002 and 2003 Stock Incentive Plans there were 6,100,500 shares available for future issuance.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

                 Changes in our outstanding stock options for the nine-month period ended September 24, 2006 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Balance at December 25, 2005	1,946,600	$4.55
Granted	5,000	$3.05
Exercised	(10,000)	$2.12
Forfeited or expired	(48,600)	$5.59

Outstanding at September 24, 2006	1,893,000	$4.54	5.44

Exercisable at September 24, 2006	1,674,000	$4.69	5.03

                 The weighted-average grant date fair value of options granted during the three and nine-month periods ended September 24, 2006 was $1.60. There were zero and 10,000 stock options exercised during the three and nine-month periods ended September 24, 2006, respectively. The total intrinsic value of options exercised during the three and nine-month periods ended September 24, 2006 were zero and $8,600, respectively. The aggregate intrinsic value of 108,000 exercisable options totaling $77,000 represents the total pretax intrinsic value, (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 24, 2006. This amount changes based on the fair market value of the Company’s stock.

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

                 Changes in the outstanding shares of restricted stock for the nine months ended September 24, 2006 were as follows:

	Shares	Weighted- Average Grant Price

Nonvested at December 25, 2005	1,190,100	$1.27

Granted	30,000	$3.05
Vested and issued	(16,667)	$5.00
Forfeited or expired	—	$—

Nonvested at September 24, 2006	1,203,433	$1.26

                 Stock-based compensation of $44,000 and $124,000 for nonvested awards during the three and nine month periods ended September 24, 2006 are included in our accompanying condensed consolidated statements of operations. As of September 24, 2006, we had $0.2 million of total outstanding unrecognized compensation costs related to nonvested awards that are expected to be recognized over a weighted average period of 0.24 years.

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

                 The effective tax rate for the third quarter of 2006 was 88.7% as compared with 11.5% during the third quarter of 2005. The year-to-date effective tax rate at September 24, 2006 was 66.5% as compared with 25.2% at September 25, 2005. The higher 2006 effective tax rate reflects our estimate of 2006 profitability and the evaluation of our reserve for tax uncertainties and also our tax planning strategies related to the Company’s income tax position.

Note 9- Discontinued Operations

                 On May 30, 2003, Butler sold its UK operations. The sale agreement included a provision that entitled Butler to additional cash payments for a two-year period ended May 31, 2005 if the sold business achieved certain minimum performance targets and utilized certain tax benefits. These contingent payments were recognized as income from discontinued operations. In fiscal year 2005 Butler received $250,000 of additional proceeds from its sale of the UK operations.

Note 10 – Related Party Transactions

                 There were no material changes during the three months ended September 24, 2006 in the related party relationships from those reported on our Annual Report on Form 10-K for the year ended December 25, 2005

Note 11 – Subsequent Events

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

                 On October 25, 2007 we filed with the Securities and Exchange Commission (“SEC”) a quarterly report on Form 10-Q for the three month period ended March 26, 2006.

                 On November 14, 2007 we filed with the Securities and Exchange Commission (“SEC”) a quarterly report on Form 10-Q for the three months and six month period ended June 25, 2006.

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

                 On August 29, 2007, Butler obtained a $23.0 million term loan (the “Monroe Term Loan”) from Monroe Capital Management Advisors LLC (“Monroe”). The proceeds of the Monroe Term Loan were used to pay off the existing term loan with GECC, to pay off a portion of the existing revolving credit facility with GECC (the “GECC Revolving Line of Credit”), to provide cash collateral for an existing letter of credit, and to provide additional working capital for Butler and its subsidiaries. The Monroe Term Loan matures August 29, 2012 unless the Series A Mandatorily Redeemable Preferred Shares or the GECC Revolving Line of Credit expires prior to August 29, 2012. As a result of obtaining the Monroe Term Loan, GECC extended the expiration date of the Revolving Line of Credit to February 1, 2008. The Series A Mandatorily Redeemable Preferred Shares are redeemable July 11, 2011. Pursuant to the agreement, there are certain events that can require the Company to prepay a portion of the outstanding Monroe Term Loan. The Monroe Term Loan bears interest at the per annum rate of LIBOR plus 4.25% to 6.0%. The interest rate may also be adjusted depending upon the syndication of the Monroe Term Loan. No warrants were issued in connection with the Monroe Term Loan. Additionally, the Monroe Term Loan is subject to the lien of Butler’s secured lender, GECC.

                 On November 6, 2007, Butler entered into a Consent and Waiver to Third Amended and Restated Credit Agreement with GECC effective October 31, 2007, whereby GECC waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Also, on November 6, 2007 Butler entered into a Consent and Waiver to Second Lien Credit Agreement with Monroe effective October 31, 2007 whereby Monroe waived defaults and events of default arising from Butler’s failure to deliver 2006-year end financial information. Both consents provide that defaults will be reinstated if 2006 year end financial information is not provided by November 30, 2007. Butler is subject to a $25,000 per month penalty if the 2006 year end financial information is not provided by November 30, 2007.

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

                 Butler International, Inc. (the “Company” or “Butler”) provides domestic and international outsourcing, project management and technical staff augmentation services in technical, information technology, and telecommunications disciplines including: engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software quality assurance testing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation, and provides fleet maintenance and repair services to major ground fleet-holders primarily in the telecommunications industry. Aerospace/aircraft, satellite, defense, and telecommunications are Butler’s largest and fastest growing industries served. Companies primarily utilize Butler’s services to help them execute projects quickly and more affordably. Services are provided to clients on a contractual basis. Many of the Company’s major clients are large, well known U.S.-based companies, or their various divisions and subsidiaries.

                 This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the three-month and nine-periods ended September 24, 2006 and September 25, 2005

                 Net sales for the third quarter of 2006 were $81.1 million, a $7.7 million or 10.6% increase compared to $73.4 million for the third quarter of 2005. A key strategy is to pursue growth by focusing on key customer needs. Sales to the top ten (10) customers accounted for 64.9% and 64.4% of sales in the third quarter of 2006 and 2005, respectively, as the increase in sales was across the entire customer base. Sales to the top ten customers for the third quarter of 2006 were $5.4 million above a year ago. One customer accounted for more than 10 % of sales in the third quarter of 2006 and 2005.

                 Net sales for the first nine months of 2006 were $239.9 million, a $29.6 million or 14.1% increase compared to $210.3 million for the first nine months of 2005. Sales to the top ten (10) customers accounted for 65.0% and 66.2% of sales in the first nine months of 2006 and 2005, respectively, as increase in sales was across the entire customer base. Sales to the top ten customers for the nine months grew $16.7 million or 12.0% above a year ago. One customer accounted for more than 10 % of sales in the first nine months of 2006 and 2005.

                 As of September 24, 2006 the Company had approximately 3,800 employees, of which 3,400 billable employees provided services generally at client facilities. At the end of the third quarter in 2005, the Company had approximately 3,400 employees, of which approximately 3,100 were billable employees. The sales increase in the third quarter and the first nine months of 2006 resulted from the increase in the average number of billable employees as well as an increase in new business at both existing and new customers. The sales increase was predominantly from the Technical Services business segment.

                 Third quarter 2006 gross margin was $14.2 million, a 7.8% increase compared to the third quarter 2005 results of $13.2 million. The improvement in gross margin dollars was caused by higher sales. The gross margin percentage for the third quarter of 2006 was 17.6% compared with 18.0% for the third quarter of 2005. The increase in gross margin dollars and decrease in gross margin percentage is a result of higher billable headcount to support sales growth at a slightly higher cost.

                 Gross margin for the first nine months of 2006 was $42.2 million; a 13.6% increase compared to 2005 first nine months results of $37.2 million. The improvement in gross margin was primarily attributable to increased sales volume. The gross margin percentage for the first nine months of 2006 was 17.6% compared with 17.7% for the first nine months 2005.

                 Third quarter 2006 operating income was $3.0 million, a 24.1% increase compared to $2.4 million for the third quarter of 2005. The operating income expressed as a percentage of net sales for the third quarter of 2006 was 3.7% compared with 3.3% for the third quarter of 2005. Operating income for the first nine months of 2006 was $7.5 million or 3.1% of net sales compared to $7.1 million or 3.4% of net sales and for the first nine months of 2005. The increase in operating income for the third quarter and first nine months of 2006 was the results of increased gross margin dollars from increased sales volume, offset by increased selling, general and administrative expenses (“SG&A) of $0.4 million and $4.6 million, respectively.

                 The 2006 third quarter SG&A expense increase is attributable to $0.8 million higher indirect labor and associated payroll related expenses, an increase in commission expense of $0.2 million due to higher sales offset by lower professional fees and legal fees. Similarly, the 2006 nine-month increase of SG&A expenses is attributable to an increase in indirect labor costs and payroll related expenses of $3.0 million, an increase in commission expense of $1.0 million, and increase of office expenses of $0.5 million.

                 Third quarter 2006 interest expense was $2.0 million compared with $1.5 million during the third quarter of 2005. Interest expense was $5.3 million for the first nine months of 2006 compared to $3.7 million in 2005. Interest expense increased primarily as a result of amendment fees paid to General Electric Capital Corporation (GECC), and higher interest rates on the Company’s floating rate debt.

                  Income tax expense was $0.9 million for the three months ended September 24, 2006, a $0.8 increase from income tax expense of $0.1 million for the three months ended September 25, 2005. Income tax expense was $1.5 million for the nine months ended September 24, 2006, a $0.6 million increase from income tax expense of $0.9 million for the nine months ended September 25, 2005. Our income tax expense increased in the current periods as compared to the prior periods, and the effective tax rate significantly increased from fiscal 2005 primarily as a result of an increase in reserves for uncertain tax positions, the effect of recording of nondeductible items under Section 162(m) of the Internal Revenue Code Section (executive compensation) and the effect of certain state income taxes.

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

                 BTG and BTI experienced third quarter and nine-month sales growth compared with 2005. BTG had 2006 third quarter and nine month sales of $54.3 million and $160.7 million respectively, an increase of $6.2 million (12.9%) and $25.3 million (18.7%) over 2005. BTI 2006 third quarter and nine month sales were $21.3 million and $62.0 million, respectively, an increase of $2.0 million (10.2%) and $4.5 million (7.9%) over the comparable 2005 periods. BTS sales were $5.0 million, a decrease of $0.6 million (10.6%) during the current quarter and $15.8 million for the nine-month period, a decrease of $0.8 million (4.6%) compared to 2005.

                 BTG and BTI sales increases were mostly due to higher sales to a number of key customers. BTI had increasing sales at a number of customers, but experienced a significant decline in sales at its largest customer due to a shift in the customer’s business strategy. BTI expects to regain sales as the customer executes the new strategy. BTS sales declines were due to competative pricing pressures at it’s largest customer.

                 BTG 2006 third quarter operating profit was $4.4 million, $0.3 million (5.4%) less than the 2005 third quarter $4.7 million operating profit. BTG operating profit for the first nine months of 2006 was $13.1 million, $0.5 million (4.2%) greater than 2005 first nine month $12.6 million operating profit. BTG operating profit for the first nine months of 2006 did not experience the same growth as its sales due to increased billable headcount costs and increased SG&A expenses as described in the gross margin and SG&A discussions in the “Comparison of three-month and nine months periods ended September 24, 2006 and September 25, 2005” section above.

                 BTI 2006 third quarter operating profit was $2.1 million, $0.5 million (29.6%) greater than the 2005 third quarter $1.6 million operating profit. BTI operating profit for the first nine months of 2006 was $6.0 million, $0.8 million (14.8%) greater than 2005 first nine month $5.2 million operating profit. BTI operating profit for the third quarter and first nine months were also impacted by increased billable headcount costs and SG&A expenses as described in the gross margin and SG&A discussion in the “Comparison of three-month and nine months periods ended September 24, 2006 and September 25, 2005” section above.

                 BTS 2006 operating profit for the three and nine month periods were $0.4 million and $0.7 million, respectively, representing a $14,000 and $0.4 million decrease from 2005. BTS operating profit decline is also due to increased billable headcount costs and SG&A expenses as described in the gross margin and SG&A discussions in the “Comparison of three-month and nine months periods ended September 24, 2006 and September 25, 2005” above.

Outlook

                 Based on current business trends, we anticipate continued sales and gross margin growth. Broad economic and customer trends influence our growth prospects. The pace of customer capital spending programs, government spending on defense programs, telecommunication capital spending, and new product launches, and customers’ desire to become more efficient has a direct impact on demand for our services. Recent industry statistics generally support management’s observations of a stronger business environment including an improvement in the rate of economic activity, capital spending and job creation in the United States. Management believes that the Company is pursuing a more focused business strategy, and should be able to capitalize on the improving marketplace. Growth will be dependent upon the Company’s key customers continuing to grow and strive for efficiency, an increase in Butler’s share of that business, an increase in the demand for offshore services, and opportunities to develop new customer business

                 Should the United States economy decline in future quarters, our operating performance could be adversely impacted resulting in the need for future cost reductions, change in strategy and capital infusion. Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce Butler’s future earnings. Butler may not be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing risks.

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

LIQUIDITY AND CAPITAL RESOURCES

                 At September 24, 2006, Butler had $36.5million of variable interest rate revolving credit facility loans plus $5.7 million of letters of credit under its revolving credit facility with General Electric Capital Corporation (“GECC”), leaving approximately $4.8 million of availability. At September 24, 2006 we also had two variable interest rate term loans with GECC. The September 24, 2006 balance outstanding under GECC Term Loan A was $3.0 million and under Term Loan B was $18.0 million. As a result of our failure to timely file our financial statements with the Securities and Exchange Commission and as a result of our recent financial performance, we were in violation of certain terms and covenants contained in our debt agreement with GECC. We have received several waivers of these covenants and have negotiated several amendments to the agreements with GECC for extensions of time to meet the covenants. We also have a mortgage maturing in 2012 for our Montvale office building with a balance of $6.7 million at September 24, 2006.

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

On August 29, 2007, Butler obtained a $23.0 million term loan (the “Monroe Term Loan”) from Monroe Capital Management Advisors LLC. The proceeds of the Monroe Term Loan were used to pay off the existing term loan with GECC, to pay off a portion of the existing revolving credit facility with GECC (the “GECC Revolving Line of Credit”), to provide cash collateral for an existing letter of credit, and to provide additional working capital for Butler and its subsidiaries. The Monroe Term Loan matures August 29, 2012 unless the Series A Mandatorily Redeemable Preferred Shares or the GECC Revolving Line of Credit expires prior to August 29, 2012. The GECC Revolving Line of Credit expires February 1, 2008. The Series A Mandatorily Redeemable Preferred Shares are redeemable July 11, 2011. Pursuant to the agreement, there are certain events that can require the Company to prepay a portion of the outstanding Monroe Term Loan. The Monroe Term Loan bears interest at the per annum rate of LIBOR plus 4.25% to 6.0%. The interest rate may also be adjusted depending upon the syndication of the Monroe Term Loan. No warrants were issued in connection with the Monroe Term Loan.

                 Additionally, the Monroe Term Loan is subject to the lien of Butler’s secured lender, GECC, with whom Butler has also reached an agreement to extend the maturity date of its secured line of credit of $45 million to February 1, 2008.

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

Operating Activities

                 Net cash provided from operating activities was $2.4 million for the nine-month period ended September 24, 2006, compared to net cash used in operating activities of $4.1 million for the nine-month period ended September 25,2005. Cash flows from operating activities increased $6.6 million primarily due to decreases in our outstanding accounts receivable offset by decreases in other assets and net income.

Investing Activities

                 During the first nine months of 2006, capital expenditures were approximately $1.0 million, as compared with approximately $1.5 million during the first nine months of 2005.

Financing Activities

                 Cash used by financing activities was $.4 million in the first nine months of 2006 as compared with approximately $4.4 million provided in the first nine months of 2005. The decrease in financing activity during the current year resulted from repayment of long-term debt from increased collections.

                 On March 25, 2005, Butler and GECC entered into an amendment to the Second Amended and Restated Credit Agreement, dated September 28, 2001 (the “Credit Agreement”). This amendment, among other things extended the term of the credit facility and two term loans to April 1, 2006 and increased the quarterly principal payments due October 1, 2005 and thereafter on Term A by $1.0 million to $2.0 million. The interest rate on both term loans was based on the 30-day Commercial Paper Rate plus three hundred fifty basis points which is the same interest Butler pays on its Term Loan A. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. Interest rate reductions are available for the revolving credit facility based upon the Company achieving certain financial results. The Company has entered into several amendments to the credit facility with GECC.

                 Butler has received quarterly amendments to its debt agreements with GECC. As part of one amendment with GECC extending the debt maturities, we were required to increase our quarterly loan payments from $1 million to $2 million. We have made all required increased payments since October 2005. The increased loan payments reduced the availability of credit under our working capital revolver with GECC.

                 On June 30, 2006, we received $2.5 million from Levine Leichtman Capital Partners III, L.P. per a Securities Purchase Agreement. On August 14, 2006 we repaid Levine Leichtman Capital Partners III, L.P. $1.0 million. On August 25, 2006 we repaid Levine Leichtman Capital Partners III, L.P. $1.5 million. See “Note11 – Subsequent Events” for details of the transaction.

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

                 On August 29, 2007, Butler obtained a $23.0 million term loan (the “Monroe Term Loan”) from Monroe Capital Management Advisors LLC. The proceeds of the Monroe Term Loan were used to pay off the existing term loan with GECC, to pay off a portion of the existing revolving credit facility with GECC (the “GECC Revolving Line of Credit”), to provide cash collateral for an existing letter of credit, and to provide additional working capital for Butler and its subsidiaries. The Monroe Term Loan matures August 29, 2012 unless the Series A Mandatorily Redeemable Preferred Shares or the GECC Revolving Line of Credit expires prior to August 29, 2012. As a result of obtaining the Monroe Term Loan, GECC extended the expiration date of the Revolving Line of Credit to February 1, 2008. The Series A Mandatorily Redeemable Preferred Shares are redeemable July 11, 2011. Pursuant to the agreement, there are certain events that can require the Company to prepay a portion of the outstanding Monroe Term Loan. The Monroe Term Loan bears interest at the per annum rate of LIBOR plus 4.25% to 6.0%. The interest rate may also be adjusted depending upon the syndication of the Monroe Term Loan. No warrants were issued in connection with the Monroe Term Loan. Additionally the Monroe Term Loan is subject to the lien of Butler’s secured lender, GECC.

                 On November 6, 2007, Butler entered into a Consent and Waiver to Third Amended and Restated Credit Agreement with GECC effective October 31, 2007, whereby GECC waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Also, on November 6, 2007 Butler entered into a Consent and Waiver to Second Lien Credit Agreement with Monroe effective October 31, 2007 whereby Monroe waived defaults and events of default arising from Butler’s failure to deliver 2006-year end financial information. Both consents provide that defaults will be reinstated if 2006 year end financial information is not provided by November 30, 2007. Butler is subject to a $25,000 per month penalty if the 2006 year end financial information is not provided by November 30,2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

                 There were no material changes during the three months ended September 24, 2006 to the critical accounting policies reported in our Annual Report on Form 10-K for the year ended December 25, 2005

NEW ACCOUNTING STANDARDS

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

                 Butler uses financial instruments, including fixed and variable interest rate debt, to finance operations, for capital spending programs and for general corporate purposes. Since, most of our debt is variable interest rate debt; we are exposed to market risk primarily from changes in interest rates, and to a lesser extent, changes in foreign currency rates. As of September 24, 2006, we had approximately $57.5 million of variable interest rate debt outstanding. A 1% increase in the interest rate would increase interest expense by approximately $0.7 million for an annual period. In managing exposure to these fluctuations, we may engage in various hedging transactions that have been authorized according to documented policies and procedures. We do not use derivatives for trading purposes. We are not engaged in any hedging transactions as of the current balance sheet date. Our capital costs are directly linked to financial and business risks.

Butler’s international operations are directed from its office in Hyderabad, India. International operations accounted for less than 1% of our sales for the three-month periods ended September 24, 2006 and September 25, 2005, respectively. In the third three months of 2006, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

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

Changes in Internal Control

                         Except as discussed above, there have been no changes in our internal controls that occurred during the quarter ended September 24, 2006, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

                         Management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 24, 2006.

                         Based on this evaluation by management, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 24, 2006, our disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting noted above. While these material weaknesses do not have an effect on our results reported in this Quarterly Report on Form 10-Q, they nevertheless constituted deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our disclosure controls, management believes that there are no material inaccuracies or omissions of material facts in this Report. It should be noted that no system of controls can provide complete assurance of achieving its objectives.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                 None

Item 3. Defaults upon Senior Securities

                 See “Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity Capital Resources” – first paragraph for a discussion of certain defaults (none of which were payment related), all of which have been cured.

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

Date: November 27, 2007	BUTLER INTERNATIONAL, INC.

(Registrant)

By: /s/ Edward M. Kopko

Edward M. Kopko
Chairman of the Board of Directors
(Chief Executive Officer)

By: /s/ Mark Koscinski.

Mark Koscinski
Senior Vice President -Finance
(Principal Accounting Officer)
(Acting Chief Financial Officer)
28

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

_______________
* Denotes compensatory plan, compensation arrangement, or management contract.
29

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

_______________
* Denotes compensatory plan, compensation arrangement, or management contract.
30

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

_______________
* Denotes compensatory plan, compensation arrangement, or management contract.
31

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

32

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

10.35(r)
Amendment dated as of July 31, 2007, by and among Butler Service Group, Inc., certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2007, and hereby incorporated by reference

10.35(s)
Second Amendment dated as of August 14, 2007, by and among Butler Service Group, Inc., certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 22, 2007, and hereby incorporated by reference.

10.35(t)
Third Amendment dated as of August 20, 2007, by and among Butler Service Group, Inc., certain of its subsidiaries, and GECC, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 22, 2007, and hereby incorporated by reference.

10.35)(u)
Third Amended and Restated Credit Agreement dated as of August 29, 2007, among BSG, as Borrower, the other Credit Parties signatory thereto, as Credit Parties, the Lenders signatory thereto from time to time, as Lenders, and GECC, as Agent and Lender, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 4, 2007, and hereby incorporated by reference.

10.35(v)
Amendment to Credit Agreement, dated as of August 29, 2007, among BSG, as Borrower, and GECC, as Agent and Lender, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 4, 2007, and hereby incorporated by reference.

10.35(w)
Consent and Waiver to Third Amended and Restated Credit agreement, dated October 31, 2007 among BSG as borrower, and GECC, as lenders, filed as Exhibit 10.82 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2006, and hereby incorporated by reference.

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

33

BUTLER INTERNATIONAL, INC. EXHIBIT INDEX (continued)

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

_______________
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

_______________
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

_______________
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

10.78
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

10.80
Subordinate Mortgage Security Agreement and Fixture Filing, dated as of August 29, 2007, by and among BNJRC and Monroe Capital, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated September 4, 2007, and hereby incorporated by reference.

10.81
Consent and Waiver to Second Lien Credit Agreement, dated as of October 31, 2007, among BSG, as borrower and Monroe Capital, as agent for the lenders, filed as Exhibit 10.83 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2006, and hereby incorporated by reference.

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
38