Form 10-K
period 2006-12-31
BUTLER INTERNATIONAL INC /MD/
filed 2008-01-18
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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
          Yes ☐           No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $2,700,000. Such aggregate market value has been computed by reference to the $1.35 per share closing sale price of such stock as of June 29, 2007. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission. As of December 31, 2007, 13,301,732 shares of the registrant’s single class of common stock, par value $0.001 per share, were outstanding.

BUTLER INTERNATIONAL, INC.
Form 10-K
December 31, 2006

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

          For purposes of this report, “Butler”, the “Company”, “we”, “our”, “us” or similar references mean Butler International, Inc. and Butler’s consolidated subsidiaries, unless the context requires otherwise.

Item 1. Business

Overview

          During its 60-year history of providing services, Butler has served many prestigious companies in industries including aircraft, aerospace, defense, telecommunications, financial services, heavy equipment and manufacturing.

          Butler International, Inc. provides outsourcing, project management and technical staff augmentation services that are performed onsite at the client’s facility, offsite at a Company-owned facility, or offshore at Butler’s facility in Hyderabad, India. Butler offers expertise in technical, information technology, and telecommunications disciplines including: engineering design support primarily used for aerospace, defense and heavy equipment manufacturing; software applications development and implementation; enterprise network design and implementation, and telecommunications network systems implementation. Combined, aerospace/aircraft and defense are Butler’s largest and fastest growing vertical industry segments.

          Butler’s model for building client loyalty uniquely differentiates us from the competition. Butler’s goal to get closer to Butler’s customers by tailoring Butler’s services to meet each customer’s special needs has allowed us to develop customized relationships with Butler’s clients. These customized relationships make us intrinsically valuable to Butler’s customers. By developing these relationships, Butler provides customers the flexibility of a business partner who understands their business and can quickly step in and improve their processes and bottom-line. The average length tenure of Butler’s top ten client relationships is 24 years.

          Companies primarily utilize Butler’s services to help them execute projects quickly, more affordably and with high quality. Many of Butler’s major clients are blue chip companies, or their various divisions and subsidiaries. In delivering world-class quality services that are aligned with the clients’ specific business needs, Butler has established long-term, loyal relationships with many clients such as: Northrop Grumman, United Technologies Corp. (UTC), Boeing, Caterpillar, Verizon, BellSouth, Citigroup, Merrill Lynch, Los Alamos National Laboratory, SBC, BAE Systems, Nortel Networks, and Nokia to name a few.

          As of December 23, 2007, Butler had approximately 3,600 employees, of which approximately 3,200 billable employees provide services generally at client facilities both domestically and abroad, from a network of Butler offices.

          Butler was incorporated in 1985 in Maryland. Butler’s executive offices are located at New River Center, 200 East Las Olas Boulevard, Suite 1730, Ft. Lauderdale, Florida 33301 and Butler’s telephone number is (954) 761-2200. Butler maintains a website at www.butler.com. Butler’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through Butler’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Description of Services

          Butler offers (i) outsourcing, (ii) project management or (iii) technical staff augmentation services as follows:

          Outsourcing services involve instances where Butler manages an entire on-going operation on behalf of a client, thereby reducing the client’s cost and the burden of maintaining that operation. Engineering design utilizing CAD software and fleet maintenance are examples of outsourcing services provided by Butler. Outsourcing provides clients with efficient access to needed expertise. Butler typically delivers outsourcing services at offsite facilities established by Butler for such purposes.

          Project management services involve projects wherein Butler assumes responsibility for specifically defined projects, such as telecommunications network systems implementation, enterprise network design and implementation, or engineering design utilizing CAD software. Depending upon the nature of the assignment, the type of equipment required, and the particular needs of the client, project management services may be provided either onsite at the client’s facilities or offsite at a Butler-owned facility designed for the client’s specific purpose. Butler frequently obtains the necessary equipment for a project (if not available from the client) on a lease basis.

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

          Charges for Butler’s services are billed to clients based either on (i) an hourly rate per contract employee, (ii) an hourly rate plus equipment charges (and overhead charges, if applicable), or (iii) a fixed price or a fixed unit price. Fixed price arrangements typically are subject to bid. Staff augmentation typically is billed on an hourly rate per contract employee supplied, and upon termination of the assignment there is no further cost to us or to the client for the services of the contract employee. Outsourcing and project management services may be billed on an hourly, per unit, or fixed price basis, or a combination of such billing arrangements.

Description of Technical, Information Technology and Telecommunications Disciplines

          Butler provides outsourcing, project management and staff augmentation services in disciplines in which it has developed expertise: (i) Technical Services (ii) Telecommunications Services and (iii) Information Technology Services.

          Technical Services involve skilled technical and engineering personnel providing services to companies worldwide competing in a wide range of industries including aircraft/aerospace, defense, heavy equipment/machinery, research, energy, electronics, and pharmaceutical. As an example, Butler’s aerospace and defense clients utilize technical services to design and manufacture components for weapon systems and aircraft. Technical services also encompass engineering support services including; strategic consulting, project management, drafting and design, and total outsourcing, while specializing in establishing, managing, and staffing dedicated engineering support centers carrying out both long-term and short-term projects. Utilizing leading edge software design platforms such as Pro/ENGINEER, CATIA, NASTRAN, PATRAN, Unigraphics, and AutoCAD, Butler’s employees provide both staff augmentation and project engineering support in a number of different areas including design engineering, stress analysis/simulation, NC Programming, design, drafting, checking, and technical writing/illustration.

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

          Butler also provides fleet services, primarily to certain key clients, which involve customized fleet operations for major ground fleet-holders nationwide. The services Butler provides include vehicle maintenance and repair and total fleet management solutions. Most of these services are provided by A.S.E. (Automotive Service Excellence) certified technicians.

          Information Technology Services help companies implement business solutions that harness the power of technology to optimize business performance. Butler delivers Quality Assurance services that help clients implement more effective software quality assurance testing processes, which help prevent software defects from causing costly business interruptions. Butler also provides clients with onsite, offsite and offshore application development and implementation services. Butler provides the expertise clients need in order to successfully launch new, or enhance existing software applications critical to internal and external business operations. Additionally, Butler provides enterprise network services, which help organizations design and implement internal networks capable of addressing the demands stemming from e-business activity and inherent security risks. Clients also utilize Butler’s information technology staffing services to augment their internal IT staff. Butler provides these services to a variety of industries including financial services, telecommunications, and consumer products. Butler’s employees are specialists in a wide variety of applications, operating systems and platforms, offering a broad range of information technology expertise.

Offshore Service Delivery

          Butler developed formalized offshore service delivery models through its employees that work onsite at our Hyderabad, India office since 2000 to support client projects. Offshore delivery models help clients achieve greater cost efficiencies, meet timeline and quality objectives, and access skilled resources more readily. Engineering design services, software quality assurance services, and telecommunications services are among the technical services Butler provides through an offshore delivery model. Currently, approximately 4.0% of our direct personnel are employed in the India facility. Approximately 31% of our indirect headcount are currently employed in India. The direct employees provide service to clients and the indirect employees lower the cost of staff services for Butler. International operations (service delivery occurring in countries outside of the United States) accounted for less than 1% of our net sales in fiscal years 2006, 2005, and 2004.

Current Markets and Marketing Strategy

          Butler is focused on growing its business with its top customers, who are loyal Butler customers as well as industry leaders in aerospace, defense, heavy construction equipment, telecommunications and financial services. Butler’s strategy for success combines three elements: leverage Butler’s position as a provider of quality services to more fully penetrate strategic growth accounts, increase emphasis on sales and marketing, and offer clients global services – a blend of onsite, offsite, and/or offshore services appropriate to the client’s unique preferences. Butler believes there is significant market potential for its services. The growing trend among companies to embrace offshore outsourcing, the nation’s continued emphasis on defense, and Verizon’s Fiber to the Premise (FTTP) initiative are some of its more significant potential market opportunities. Butler’s client-focused strategy is expected to continue to fuel Butler’s success. Butler’s client relationships evolve based on its ability to provide services that address the client’s specific business needs in a way that meets or exceeds their satisfaction. Based on Butler’s 2006 annual client satisfaction survey, 95 percent of Butler’s clients are satisfied with the services Butler provides, and 58 percent say Butler is their best-in-class provider. Additionally, Butler enjoys an average 24-year tenure with its top accounts. Leveraging its long-standing client relationships and reputation for quality, Butler believes it will be successful in increasing its share of business with its top ten strategic account base. Finally, Butler acquired through foreclosure the net assets of Chief Executive Magazine in December 2005 and has taken over its operation. Management believes that Chief Executive Magazine’s Roundtables and CEO Conferences, which currently draw over 250 CEO’s from leading companies per year, positions Butler as a thought leader and provides Butler with networking opportunities.

          Butler believes that investing in additional sales talent to increase its presence at key strategic accounts will contribute to future growth. Butler’s major investment in sales positions was during 2005. Our analysis showed overall investment in the sales team has yielded positive profit margins, without significantly increasing Butler’s cost structure as a percent of sales, including the continued shift of back-office support activity to Butler’s Engineering and Technology Development Center in Hyderabad, India. As new positions are created to support business growth, or as existing positions are vacated due to attrition, Butler will evaluate the impact to the organization of shifting the position to its offshore facility.

          Butler believes that its experience in providing services internationally, it’s Development Center in India, and its long history of providing services onsite at the client’s facility or offsite at one of Butler’s domestic Engineering and

Technology Development Centers, present the client with a unique value proposition: global services from a provider they have known and trusted for years. Butler is in a position to offer any combination of onsite, offsite, or offshore service delivery that is appropriate to the client’s unique preferences. Additionally, Butler’s 60-year history of providing technical services and long-standing client relationships are evidence of Butler’s stability.

          Research suggests a growing trend among companies to move some operations offshore and Butler views this as a significant market opportunity. According to Forrester Marketing Research, as many as 60 percent of Fortune 1000 companies have not yet begun or are just starting to investigate offshore outsourcing. As a U.S. based company, Butler is uniquely positioned to capture business overseas and beat out its offshore competitors. Butler believes it will be successful in growing its business by assisting its existing clients, as well as new clients, with their migration to an offshore model.

          Aerospace and defense continues to be one of Butler’s largest and fastest growing industry segments. This trend has continued in 2006 as evidenced by the nation’s continued need for military aircraft and weapons. Butler has been serving the aerospace and defense industries for decades, including companies such as Northrop Grumman, United Technologies, Boeing, and BAE Systems, and programs such as the Joint Strike Fighter (JSF), the Global Hawk and other Unmanned Aerial Vehicles (UAV), the Black Hawk helicopter, and the Bradley Fighting Vehicle.

          Verizon, one of Butler’s top customers, continues to spend a significant amount of money which is anticipated to continue for the next 10 to 15 years to install fiber connections to homes and businesses in its 29-state territory. Verizon expects its Fiber to the Premise (FTTP) and FIOS initiatives will give it a competitive edge over cable companies by enabling it to offer high-speed transmission of everything from regular phone service to high-definition TV. Butler believes that these initiatives will result in increased demand for its telecommunications services.

Clients

          In fiscal years 2006, 2005 and 2004, Northrop Grumman accounted for approximately 8%, 12% and 11%, respectively, of net sales. In 2006, Sikorsky grew to 13% from 9% in both 2005 and 2004. No other client individually represented more than 10% of net sales in fiscal years 2005, 2004 and 2003. A substantial amount of Butler’s net sales were derived from large well-established U.S. companies. Butler derives almost 80% of its revenues from a combination of aerospace/defense contractors and telecommunication providers.

          Butler is committed to quality and believes that clients award a greater share of business to suppliers that consistently deliver high quality services. Butler’s award winning quality program includes an annual satisfaction survey to measure customers’ satisfaction level with Butler’s services, as well as competitors’ services. The results are analyzed and used company-wide to continuously improve Butler’s service offerings. In 2006, client satisfaction with Butler’s services was 95 percent, the eleventh consecutive year that client satisfaction has exceeded 90 percent. As part of the survey, clients rate who is the best in class of service providers. In 2006, 58 percent of clients rated Butler their best-in-class provider. Since its inception Butler has achieved a rating of 55 percent or better in best of class provider. Butler focuses on those services in which it tends to be the client-rated best-in-class provider. Butler believes its longevity with its top clients is attributed to its ability to consistently deliver quality services.

          Since providing services is Butler’s core business, Butler continuously streamlines its processes and systems and as a result, are capable of managing resources, costs, productivity, and quality often with greater efficiency than clients are capable of achieving on their own. Rather than facing the challenges of ramping up or scaling back resources in line with fluctuations in market demand, clients choosing to utilize Butler avoid costs associated with maintaining a workforce of underutilized employees. Butler’s effective recruiting and resource management, training to build the technical competencies in greatest demand, and award-winning employee programs to attract and retain top talent help the client achieve greater cost efficiencies and improved business performance.

Employees

          As of December 23, 2007, Butler had approximately 3,600 employees in the United States and abroad, and believes that its relationship with its employees is positive, as evidenced by the annual employee satisfaction survey results. In 2006, more than 80 percent of Butler’s employees expressed overall satisfaction with Butler.

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

          In order to deliver value to its customers, Butler invests in what it considers to be its greatest asset, its people. It is the policy of Butler to assure that employees are fully trained in the most current systems and technologies they support. Butler provides employees with training opportunities to increase their level of expertise, improve work processes, learn higher value skills, and use state-of-the-art-technology so that their value is recognizable within the client organization.

          Butler offers employees in-house training and also offers tuition reimbursement to employees for courses offered by accredited educational institutions that are relevant to their field and career path. Butler encourages and reimburses any expense incurred while attending user group meetings, seminars, or conferences. Lastly, Butler also provides for over-the-shoulder training or team based training by allowing for non-billable time on occasion while a new employee is trained into the group.

          Butler offers a high quality benefit package that is competitive within its industry. Butler found that the benefits offered is both an attraction to new employees joining Butler’s company as well as a magnet to those employees already on the payroll. Butler can also customize benefit plans to meet the needs of its customers and assigned contract employees. The standard benefits offered to recruited employees may include:

•	Paid Holidays

•	Paid Vacation

•	Direct Deposit

•	Voluntary Long-Term Disability

•	Voluntary Life and AD&D

•	Insurance (with option to convert to a personal policy upon termination from Butler)

•	Auto and Homeowners Insurance

•	Group Legal Plan

•	401(k) Plan with Immediate Eligibility

•	Flexible Spending Account

•	Vision Coverage

•	Major Medical and Dental (includes Basic Life & AD&D insurance)

•	Credit Union Membership

•	Free ‘butlerteam.com’ e-mail address

•	Work/Life Balance Program

•	Candidate Referral Bonus Program

•	Recreational Discounts (on-line access to discounts for shopping, entertainment, etc.)

          To assist in fulfilling its personnel needs, a computerized retrieval system facilitates the rapid selection of resumes on file so that customers’ requirements are filled quickly.

          Management expects that changing technologies will continue to create demands for new skills faster than the permanent workforce can respond, resulting in a shortage of specialized technical skills. At the same time, increased labor force mobility provides a sizable labor pool available to technical services companies like Butler. As a result, Butler expects that an adequate supply of qualified people will continue to be available to recruit and satisfy client requirements. Communication via the Internet and aggressive recruiting efforts are also part of Butler’s proactive approach.

          Butler’s number one priority is to exceed its customers’ expectations by providing superior customer value. By focusing on employee satisfaction and empowering employees through innovative training initiatives, Butler continuously improves the services Butler provides to Butler’s customers.

Competition

          Butler is in a unique position regarding direct competition. The industry in the United States is highly fragmented and characterized by specialized regional and local firms serving specific geographic territories and industries. Butler’s biggest competitors tend to be smaller, niche-market companies.

          Although Butler has no long-term contracts, the average length of Butler’s top ten client relationships is 24 years. Butler attributes its longevity to the ability to provide affordable high quality services. Butler’s customization of services for each client adds value and marks us in a different competitive category.

          The ability to provide offshore outsourcing gives Butler a competitive advantage over many of its traditional competitors, but also introduces competition from companies that provide offshore services exclusively. Many of Butler’s traditional competitors lack offshore facilities or are not otherwise prepared to provide services through an offshore delivery model. Butler believes it can effectively compete with offshore service providers by leveraging its long-standing client relationships, customization of services, and 60-year history of providing technical services. Management believes these attributes make Butler a trustworthy partner for clients venturing into the offshore outsourcing arena.

          Management believes that its ability to efficiently handle the broad spectrum of specialized client needs, its commitment to quality, the extensive network of its offices, the wide array of technical skills that Butler can offer, its project management expertise, and its unique computerized system of identifying qualified personnel for its clients’ projects and requirements enable it to compete favorably with other providers in the industry. Butler is focused on being the number one client-rated company in the industry.

Item 1A. Risk Factors.

Butler has been delinquent filing its quarterly and annual reports with the Securities and Exchange Commission.

          Butler has not timely filed the following reports with the Securities and Exchange Commission: the Quarterly Reports on Form 10-Q for September 25, 2005, March 26, 2006, June 25, 2006, September 24, 2006, April 1, 2007, July 1, 2007 and September 30, 2007 and the Annual Report on Form 10-K for the fiscal years ended December 25, 2005 and December 31, 2006. Quarterly Reports on Form 10-Q filings for the periods ended April 1, 2007, July 1, 2007 and September 30, 2007 remain outstanding. As a result of the earlier filing delinquencies, the NASDAQ delisted Butler’s securities on April 11, 2006 from the national market and Butler’s common stock is currently trading on the Pink Sheets as a result of the delisting. Butler may apply for re-listing on NASDAQ, although there can be no assurance that Butler will be successful in its efforts to obtain re-listing. Butler may fail to meet or exceed the expectations of its shareholders or of securities analysts, and its stock price could fluctuate as a result.

Due to Butler’s delinquent filing of its quarterly and annual reports with the Securities and Exchange Commission, Butler has a limited ability to raise capital in the public markets.

          As a result of Butler’s failure to file its Annual Report on Form 10-K for the years ended December 25, 2005 and December 31, 2006 and Quarterly Reports on Form 10-Q for the quarters ended September 25, 2005, March 26, 2006, June 25, 2006, September 24, 2006, April 1, 2007, July 1, 2007 and September 30, 2007 by their filing deadlines, Butler is not eligible to register its securities on a registration statement on Form S-3. Therefore, Butler’s ability to raise additional capital in the public markets may be adversely affected because registering of Butler’s securities on other forms, including registration statements on Form S-1, is time consuming and costly. Butler’s limited ability to raise future capital through the sale of Butler’s equity securities could have a material adverse effect on its future business prospects.

Butler was in violation of covenants contained in Butler’s debt agreements with Butler’s primary lender.

          As a result of Butler’s failure to timely file Butler’s financial statements with the Securities and Exchange Commission and as a result of Butler’s recent financial performance, Butler was in violation of certain terms and covenants contained in Butler’s debt agreement with General Electric Credit Corporation (“GECC”). Butler has received several waivers of these covenants and has negotiated several amendments to the agreements with GECC for extensions of time to meet the covenants. The ability to borrow under the existing revolving credit facility depends on the amount of eligible collateral, which in turn, depends on certain advance percentages applied to the value of accounts receivable. Butler anticipates that the existing resources and working capital should be sufficient to satisfy Butler’s foreseeable cash requirements. Of course, there can be no assurance that such expectations will prove to be correct. The inability to obtain additional financing, if needed, or continued violations would have a material adverse effect on Butler’s business, financial condition and results of operations.

Butler may not be able to obtain new financing upon the termination of Butler’s Credit Agreement with GECC or Monroe Capital Management.

          On August 29, 2007, Butler obtained a $23.0 million term loan (the “Monroe Term Loan”) from Monroe Capital Management Advisors LLC (“Monroe’). The proceeds of the Monroe Term Loan were used to pay off the existing term loan with GECC, to pay off a portion of the existing revolving credit facility with GECC (the “Senior Revolving Loan”), to provide cash collateral for an existing letter of credit, and to provide additional working capital for Butler and its subsidiaries.

          The Monroe Term Loan matures on the earlier of August 29, 2012 or at such time the Series A 7% Mandatorily Redeemable Preferred Stock or the GECC Senior Revolving Loan expires. The Series A 7% Mandatorily Redeemable Preferred Stock is redeemable July 11, 2011. The Monroe Term Loan is subject to the lien of Butler’s secured lender, GECC, with whom Butler has also reached an agreement to extend the maturity date of its Senior Revolving Loan of $45 million to February 1, 2008.

          Pursuant to the agreement, there are certain events that can require the Company to prepay a portion of the outstanding Monroe Term Loan. The Monroe Term Loan bears interest at the per annum rate of LIBOR plus 4.25% to 6.0%. The interest rate may also be adjusted depending upon the syndication of the Monroe Term Loan. No warrants were issued in connection with the term loan.

          As we approach the maturity of the Senior Revolving Loan and the maturity of the Monroe Term Loan, we will be required to either refinance with GECC and Monroe or to find a new lender. If we are unable to obtain new financing upon the termination of our current financing arrangement, it would have a material adverse effect on our business, financial condition and results of operations.

Adverse economic trends and conditions may cause Butler to lose customers.

          The demand for Butler’s services is highly dependent upon the state of the economy and upon the staffing and development needs of Butler’s customers. The pace of customer capital spending programs, new product launches, and similar activities have a direct impact on the need for temporary and permanent employees and for project outsourcing. Any deterioration in the economic condition of the United States or any of the foreign countries in which Butler does business, or in any specific industry, could have a negative effect on Butler’s business, financial condition, cash flows, or results of operations.

Due to the competitiveness of the industry, Butler’s market share may be at risk.

          The outsourcing, project management and technical staff augmentation services industries are highly competitive and fragmented with limited barriers to entry. In bid projects, price competition is significant, and pricing pressures from competitors and customers are increasing. Butler also faces the risk that certain customers may decide to provide similar services internally. These risks could limit Butler’s ability to maintain or increase its market share or profitability.

This business could be concentrated in a relatively small number of customers.

          For the fiscal years 2006, 2005 and 2004 a relatively small number of customers accounted for a substantial portion of our net revenue. We may continue to derive a significant portion of our sales from a relatively small number of customers.

Inability to retain or attract personnel (key & employees) may disrupt the future ability of Butler to provide value to its customers.

          Butler depends upon its ability to attract qualified personnel who possess the skills and experience to retain customers and to successfully bid for new customer projects. Butler must continually evaluate its base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Competition for individuals with proven professional or technical skills always exists. There is always uncertainty whether qualified personnel will continue to be available to Butler in sufficient numbers and on acceptable terms of employment.

          Furthermore, at times of low unemployment rates in the areas Butler serves, it can be difficult to find qualified and affordable personnel. Butler may be unable to hire and retain a sufficient skilled labor force necessary to support operating requirements and growth strategy of the business. Additionally, labor expenses may increase as a result of a shortage in the supply of skilled personnel. Given an inability to hire employees with the requisite skills, Butler may also be forced to incur significant training expenses.

          In addition to personnel, Butler’s operations depend on the continued efforts of its officers and other executive management. The loss of key officers and members of executive management may cause a significant disruption to Butler’s business.

Workers compensations premiums and claims liability exposes Butler to cost risks.

          From time to time, various types of legal claims arise in connection with the ordinary course of business. Employees of Butler may make a variety of claims including workplace injury claims and employment-related claims such as discrimination, harassment, and wage and hour claims. Since Butler’s business involves placing employees in customer workplaces where Butler has limited ability to control the workplace environment, these types of claims may arise more frequently in those business operations. Paying premiums for and covering costs with regards to these claims can be substantial and can significantly impact the profitability of Butler.

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

          Butler’s debt instruments include certain provisions that restrict Butler or its subsidiaries in several key areas. Restrictive covenants including certain consolidations, mergers, sales, transfers of assets, and limitations on the ability to grant liens upon Butler’s property or assets can limit the scope of future strategy.

Extending credit to clients exposes Butler to accounts receivable risks.

          Butler grants credit to its customers, periodically assesses the credit of its customers, and continuously monitors the timeliness of customer payments. However, Butler’s customers may be adversely affected by an economic downturn, which may subject Butler to potential credit risks. If any of Butler’s major customers files for bankruptcy or experiences financial difficulties, Butler may not be able to collect receivables from them for work already performed or in the process of being performed. This could lead to reduced cash flows and a decline in liquidity.

Pink Sheet trading will continue to decrease liquidity for investors.

          Butler’s common stock is currently traded on the Pink Sheets. As a result, trading of the stock occurs in low volume and at sporadic times, and this decreases the liquidity value of an investment in Butler’s stock.

Fixed payments and salaried employees expose Butler to extra costs or project losses.

          Charges for Butler’s services are billed to clients based either on (i) an hourly rate per contract employee, (ii) an hourly rate plus equipment charges (and overhead charges, if applicable), or (iii) a fixed price or a fixed unit price. With regard to fixed price billing systems, Butler’s profitability could decline if the actual costs of completion exceed original estimates. Butler’s process for estimating costs is based upon the professional knowledge and experience of Butler’s project managers and financial professionals. However, any changes in original estimates, or the assumptions underlying such estimates, may result in revisions to costs and income and their effects would be recognized in the period during which such revisions were determined. These changes could result in a reduction or elimination of previously reported profits, which could adversely affect profitability and the price of the common stock.

          Additionally, Butler’s technical/professional employees fall into one of three categories (1) salaried employees, (2) contracted employees, and (3) independent contractors. Salaried employees continue to work for Butler after an assignment ends, usually starting their next assignment immediately, but sometimes working on internal projects while “on the bench.” Contracted employees and independent contractors are terminated if a new assignment is not identified. Inability to place salaried employees on assignment could decrease Butler’s profitability and value of Butler’s common stock.

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

          Additionally, Butler is subject to various laws that regulate the employer-employee relationship and impose registration, licensing, record keeping and reporting requirements, among other things. Changes in any of those government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing, or tax requirements. As a result, Butler may not be able to increase the fees charged to its customers in a timely manner or in a sufficient amount to cover increased costs as a result of any of the foregoing.

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

          Although Butler is not currently pursuing a growth strategy through acquisitions, Butler may acquire companies that expand, complement, or diversify its business as part of a future strategy of growth. Butler regularly reviews various opportunities and periodically engages in discussions regarding such possible acquisitions. Future acquisitions may expose Butler to operational challenges and risks, including the diversion of management’s attention from existing business, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves, and the potential impairment of acquired intangible assets. Butler’s ability to sustain growth and maintain a competitive position may be affected by the ability to successfully integrate any businesses acquired, which is not guaranteed.

Security breaches of proprietary client information or client system failure may leave Butler liable to monetary or reputational damages.

          Butler’s business involves the use, storage and transmission of clients’ proprietary information. Any security breaches could expose Butler to a risk of loss of this information, litigation, and possible liability. If Butler’s security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to client data, Butler’s reputation will be damaged, and future business may suffer. Butler may be unable to anticipate these risks or to implement adequate preventative measures. If an actual or perceived breach of security occurs, the market perception of Butler’s security measures could be harmed and could result in the loss of sales and clients.

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

Profits from offshore delivery services are uncertain.

          Part of Butler’s business success depends on Butler’s plan for success and growth in Butler’s offshore delivery services. Butler may face increased competition and lower margins in this sector, or may not achieve growth targets as planned. These factors could negatively impact the value of Butler’s stock.

Exposure to regulatory and economic conditions in India exposes Butler to risks or loss of business.

          A significant element of Butler’s business strategy is to continue to develop and expand offshore operations in India. While wage costs in India are significantly lower than in the U.S. and other industrialized countries for comparably skilled IT professionals, wages in India are increasing at a faster rate than in the U.S., and could result in

Butler losing its competitive edge from the switching of operations to India. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest. Butler may be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the infrastructure of the Indian economy is relatively poor. Further, the Indian government is significantly involved in and exerts considerable influence over its economy through its complicated tax code and pervasive bureaucracy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Changes in the business or regulatory climate of India could have a material adverse effect on Butler’s business, results of operations and financial condition.

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

          The issuance of shares of common stock upon the exercise of Butler’s outstanding options and warrants will result in dilution to the interests of Butler’s stockholders, and may reduce the trading price of Butler’s common stock.

          At December 31, 2006, we had outstanding options and warrants to acquire 3,935,500 shares of common stock or 33% of total common stock outstanding, of which 144,167 of outstanding options are subject to future vesting.

          To the extent that these stock options or warrants are exercised, dilution to the interests of Butler’s stockholders will likely occur. Additional options and warrants may be issued in the future at prices not less than 85% of the fair market value of the underlying security on the date of grant. Exercises of these options or warrants, or even the potential of their exercise may have an adverse effect on the trading price of Butler’s common stock. The holders of Butler’s options or Butler’s warrants are likely to exercise them at times when the market price of the common stock exceeds the exercise price of the securities. Accordingly, the issuance of shares of common stock upon exercise of the options and warrants will likely result in dilution of the equity represented by the then outstanding shares of common stock held by other stockholders. Holders of Butler’s options and warrants can be expected to exercise or convert them at a time when Butler would, in all likelihood, be able to obtain any needed capital on terms which are more favorable to us than the exercise terms provided by these options and warrants.

Butler’s corporate compliance program cannot guarantee that it is in compliance with all potentially applicable regulations.

          As a publicly traded company Butler is subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of the provisions of which are not yet applicable to Butler. While Butler has developed and instituted a corporate compliance program based on what it believes are the current best practices and continues to update the program in response to newly implemented regulatory requirements and guidance, Butler cannot assure that it is or will be in compliance with all potentially applicable regulations. For example, Butler cannot assure that in the future management will not find additional material weaknesses in connection with its annual review of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

          As disclosed in the 2004 and 2005 10-K, Butler had material weaknesses in internal control in the past resulting in the restatement of its financial statements. The failure or circumvention of controls and procedures could seriously harm its business and result in a material weakness in the future.

          Although Butler has reviewed its disclosure and internal controls and procedures in order to determine whether they are effective, its controls and procedures may not be able to prevent fraud or other errors in the future. Faulty judgments, simple errors or mistakes, or the failure of personnel to adhere to established controls and procedures may make it impossible for Butler to ensure that the objectives of the control system are met.

          Butler therefore cannot provide assurance that it could correct any such weaknesses thus not allowing management to assess the effectiveness of internal control over financial reporting. This may prevent Butler’s independent registered public accounting firm to attest that such assessment will have been fairly stated in its Annual Report on Form 10-K to be filed with the SEC or attest that Butler has maintained effective internal control over financial reporting as of the end of its fiscal year. Currently, the independent registered accounting firms attestation of internal control over financial reporting is required for the fiscal years ending after December 15, 2008 and management’s assessment is required for fiscal years ending after December 15, 2007.

          If Butler fails to comply with any of these regulations, it could be subject to a range of regulatory actions, fines, or other sanctions or litigation. In addition, a failure of Butler’s controls and procedures to detect fraud or other errors could seriously harm its business, results of operations and may cause its stock price to decline.

The passage of legislation limiting outsourcing opportunities will adversely affect Butler’s opportunities in India.

          In the recent past, the issue of outsourcing of services abroad by companies has become a topic of political discussion in the United States and in other countries. Measures aimed at limiting or restricting outsourcing by companies are under discussion in the United States Congress as well as in as many of the state legislatures. While no substantive anti-outsourcing legislation has been enacted to date that significantly adversely affects Butler, given the continuing debate over this issue, the introduction and enactment of such legislation is possible. If introduced and enacted, such measures are likely to fall within two categories: (1) a broadening of restrictions on outsourcing by government agencies and on government contracts with firms that outsource services directly or indirectly, and/or (2) measures that impact private industry, such as tax disincentives, restriction on the transfer or maintenance of certain information abroad and/or intellectual property transfer restrictions. In the event that any such measures become law, Butler’s business, financial condition, cash flow and results of operations could be adversely affected and its ability to service customers could be impaired.

Market fluctuations in Butler’s stock price may expose investors to decreased value of Butler’s stock.

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

          In total, Butler’s directors and executive officers retain 46.6% of voting rights in the Company. Butler’s directors and officers are therefore able to exercise significant voting control of Butler with respect to matters requiring stockholder approval, including the election of directors and the approval of major corporate transactions.

Item 1B. Unresolved Staff Comments.

                None.

Item 2. Properties

          Butler owns its corporate office facility located at 110 Summit Avenue, Montvale, New Jersey, 07645. In February 2005, Butler’s Board of Directors authorized the sale of the Montvale, New Jersey facility and the establishment of worldwide headquarters in Ft. Lauderdale, Florida, where Butler currently lease office space. The Montvale, New Jersey facility had served as Butler’s worldwide headquarters until December 2006 when the Ft. Lauderdale office was made the corporate headquarters. On December 13, 2007 the company entered into a contract for the sale of its Montvale, NJ facility. The contract provides, among other things, that the buyer has thirty (30) days to secure financing, and closing will be thirty (30) days after financing has been secured. If the Company decides to terminate the contract within thirty (30) days, the Buyer may waive the financing contingency and purchase the facility, without a financing contingency. The company will retain its rights to six acres of vacant land adjacent to the developed property in Montvale, NJ after the sale closes

          At November 30, 2007, Butler maintained office space at the following locations for predominantly sales, recruiting and administrative functions:

United States:
Albuquerque, NM
Aurora, IL
Cary, NC
Cedar Rapids, IA
Charleston, WV
Cullman AL
Dadenne Prairie, MO
Decatur, IL
Escondino, CA
El Segundo, CA
East Long Meadow, MA
Fort Lauderdale, FL
Fort Wayne, IN
Glastonbury/Hartford, CT
Griffin, GA
Groton CT
Huntington Beach, CA
Irving, TX
Jacksonville, FL
Milpitas, CA
Norcross, GA
O’Fallon, MO
Ontario, CA
Peoria, IL
Saginaw, MI
Schaumburg, IL
Shelton, CT
Towson, MD
West Lafayette, IN
Westlake Village, CA

International:

Hyderabad, India
Bantera Hills, India

          Except for Butler’s Montvale, New Jersey facility, Butler does not own any real estate and generally leases office space. Butler makes modest investments in leasehold improvements, equipment and other tangible property, principally computer equipment, as required.

Item 3. Legal Proceedings

          Butler and its subsidiaries are parties to various legal proceedings and claims incidental to its normal business operations for which no material liability is expected beyond which is recorded. While the ultimate resolution of the above matters is not known, management does not expect that the resolution of such matters will have a material adverse effect on Butler’s consolidated financial statements and results of operations.

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

          None.

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market information:

          Butler’s Common Stock is quoted under the symbol “BUTL.PK” and is currently trading on the Pink Sheets. Butler’s common stock was traded on the NASDAQ National Market (now known as the NASDAQ Global Market) until January 8, 2003 and was traded on the NASDAQ Small Cap Market until April 11, 2006. Butler’s common stock was de-listed from NASDAQ on April 11, 2006 as a result of noncompliance with Marketplace Rule 431(C)

(14) regarding timely filed financial statements. Butler may apply for re-listing on NASDAQ, although Butler may not be successful in its efforts to obtain re-listing.

          The price range per share of common stock presented below for the last two years by quarter represents the highest and lowest closing prices for Butler’s common stock on the NASDAQ National Market or NASDAQ SmallCap Market and the highest and lowest prices bid on the Pink Sheets. Pink Sheet quotes represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	HIGH	LOW

2005
First Quarter	5.44	3.84
Second Quarter	5.00	2.97
Third Quarter	4.29	3.40
Fourth Quarter	3.70	2.68

2006
First Quarter	3.57	2.88
Second Quarter	3.17	1.88
Third Quarter	2.50	1.45
Fourth Quarter	2.35	1.50

2007
First Quarter	2.10	1.60
Second Quarter	1.85	1.30
Third Quarter	1.75	0.64
Fourth Quarter	1.80	0.45

Holders:

          As of December 31, 2007, there were approximately 1,873 holders of record of Common Stock. Not reflected in the number of record holders are persons who beneficially own shares of Common Stock held in nominee or street name.

Dividends:

          No cash dividends were declared on Butler’s Common Stock during the years ended December 31, 2006 and December 25, 2005. Butler intends to retain any future earnings for use in Butler’s business, and therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future. Furthermore, Butler’s revolving credit facility prohibits the payment of cash dividends on Butler’s common stock.

Securities authorized for issuance under equity compensation plans:

          Butler has in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel. All equity plans have been approved by security holders except for 1985 Non-qualified Stock Option Plan, the 1989 Directors Option Plan, the 1992 Stock Option Plan, and the 1992 Stock Option Plan for Non-employee Directors. Since the approval of the 2003 Stock Incentive Plan, the Board of Directors can no longer grant awards under Butler’s other stock option and stock bonus plans, except for the 2002 Stock Incentive Plan. See Notes to consolidated financial statements for additional information on the equity plans.

          The following table sets forth certain information with respect to Butler’s equity compensation plans as of December 31, 2006:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,810,500	$4.51	6,231,600
Equity compensation plans not approved by security holders	2,125,000	2.00	1,625,000

Total	3,935,500	$3.16	7,856,600

Recent sales of unregistered securities:

          On December 21, 2006, issued to certain institutional, non-institutional investors and related parties (the “Investors”) of $8.5 million in shares of Series A 7% Mandatorily Redeemable Preferred Stock (the “Shares”) and warrants to purchase 2,125,000 shares of the Company’s common stock at $2.00 per share in a private placement (the “Offering”). The warrants are callable under certain circumstances. Each share of preferred stock, along with warrants to purchase 250 shares of the Company’s common stock, was issued at a price of $1,000. The preferred stock shares are not convertible into common stock.

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

Issuer purchase of equity securities:

None.

Stock performance graph:

The following table and graph compares the cumulative total return on the Company’s common stock for the last five years with the cumulative total return of the NASDAQ Market Index and a self-constructed peer group of companies. The peer group companies are CDI Corporation, Comforce Corporation, Computer Horizons Corporation, Dycom Industries, Inc., Keane, Inc., Kelly Services, Inc., Mastec, Inc., Quanta Services, Inc., and RCM Technologies, Inc. The results are based on an assumed $100 invested on December 31, 2001 and the reinvestment of dividends.

	2001	2002	2003	2004	2005	2006

Butler International, Inc.	$100.00	$15.86	$52.07	$183.72	$115.52	$105.52
Peer Group Index	$100.00	$74.45	$128.44	$123.08	$122.79	$139.06
Nasdaq Market Index	$100.00	$69.75	$104.88	$113.70	$116.19	$128.12

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG BUTLER INTERNATIONAL, INC.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

Item 6. Selected Consolidated Financial Information

The following table sets forth selected financial data concerning Butler for each of the last five years. Prior year amounts have been restated to reflect adjustment to correct certain errors related to income tax expense, related tax assets and liabilities and employee compensated absences. Prior year amounts have been restated as filed in Butler’s 2004 Form 10-K/A. Refer to Item 8regarding financial statement restatement.

(in thousands, except per share data)
	2006	2005	2004	2003	2002

Operations data:
Net sales	$322,024	$287,278	$251,325	$208,983	$246,174
Gross margin	57,564	51,482	43,354	36,671	48,315

Income/(loss) from continuing operations	(471)	3,585	5,717	(16,488)	(11,401)
Income/(loss) from discontinued operations (1)	—	250	125	(786)	326
Cumulative effect of accounting change (2)	—	—	—	—	(12,338)

Net income/(loss)	$(471)	$3,835	$5,842	$(17,274)	$(23,413)

Per share data:
Earnings/(loss) per share of common stock:
Basic:
Continuing operations	$(0.08)	$0.31	$0.52	$(1.66)	$(1.17)
Discontinued operations	—	0.02	0.01	(0.08)	0.03
Cumulative effect of accounting change	—	—	—	—	(1.23)

Total	$(0.08)	$0.33	$0.53	$(1.74)	$(2.37)

Assuming dilution:
Continuing operations	$(0.08)	$0.26	$0.43	$(1.66)	$(1.17)
Discontinued operations	—	0.02	0.01	(0.08)	0.03
Cumulative effect of accounting change	—	—	—	—	(1.23)

Total	$(0.08)	$0.28	$0.44	$(1.74)	$(2.37)

Weighted average number of shares outstanding:
Basic	10,925	10,373	10,228	10,174	10,037
Assuming dilution	10,925	13,712	13,160	10,174	10,037

Balance Sheet Data:
Total assets	$116,455	$118,060	$104,233	$98,208	$117,389
Debt (including current portion)	$56,877	$64,568	$61,907	$58,369	$63,140
Total liabilities	$94,250	$97,932	$88,236	$88,532	$91,867
Stockholders’ equity	$22,205	$20,128	$15,997	$9,676	$25,523

(1) On May 30, 2003, Butler sold its business in the United Kingdom (“U.K.”). The U.K. discontinued operations are shown separate from continuing operations for all periods presented.

(2) Effective January 1, 2002, Butler adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” Butler recognized a non-cash charge of approximately $12,338,000 (net of tax benefit of approximately $1,404,000), recorded as of January 1, 2002, as a cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.

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

          Companies primarily utilize Butler’s services to help them execute projects quickly, more affordably and with high quality. Services are provided to clients on a contractual basis. Many of Butler’s major clients are large, well established U.S.-based companies. We deliver services directly to end-user customers as well as through equipment manufacturers such as Nortel Networks, and other partners. As December 23, 2007, we had approximately 3,600 employees, of which approximately 3,200 billable employees provide services generally at client facilities, from a network of 34 offices in the United States and abroad. Through international operations, we currently provide services and staff functions from our office in India.

          The Company has adopted a 52-53 week fiscal period. Prior to fiscal year 2005, the Consolidated Financial Statements presented all fiscal years to begin as of January 1 and end as of December 31 for ease of presentation. This presentation does not have a material effect on the financial condition, results of operations or cash flows.

          In the fiscal year 2006, Butler had net sales of $322.0 million. The Technical Services division experienced the most significant increase in sales followed by that of the Telecommunications Services division.

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

          As the net tangible assets were acquired in late December 2005, the results of operations of Chief Executive have not been included in our Consolidated Statements of Operations for the year ended December 25, 2005. The future operating results of Chief Executive are expected to be immaterial to the operating results of Butler when taken as a whole. The financial review that follows includes a discussion of Butler’s results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Financing

          On March 25, 2005, Butler and GECC entered into an amendment to the Second Amended and Restated Credit Agreement, dated September 28, 2001 (the “Credit Agreement”). This amendment, among other things, extended the term of the credit facility and two term loans to April 1, 2006 and increased the quarterly principal payments due October 1, 2005 and thereafter on Term A by $1.0 million to $2.0 million. The interest rate on both term loans is based on the 30-day Commercial Paper Rate plus three hundred fifty basis points which is the same interest Butler pays on its Term Loan A. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. Interest rate reductions are available for the revolving credit facility and Term Loan A based upon the Company achieving certain financial results, after repayment of Term Loan B. The Company has entered into several amendments to the credit facility with GECC. During the years ended December 25, 2005 and December 31, 2006, the Company paid additional interest and financing fees related to the extensions of the termination dates of the credit facility.

                    Butler has received quarterly amendments to its debt agreements with GECC. We have made all required increased payments since October 2005. The increased loan payments have reduced the availability of credit under Butler’s working capital revolver with GECC.

                    On September 1, 2005, we entered into an Eleventh Amendment to Credit Agreement with GECC, pursuant to which the termination date of the credit facility was extended from April 1, 2006 to July 1, 2006.

                    On December 1, 2005, we entered into a Twelve Amendment to Credit Agreement with GECC, pursuant to which the termination date of the credit facility was extended from July 1, 2006 to October 1, 2006.

                    On June 30, 2006, we received $2.5 million from Levine Leichtman Capital Partners III, L.P. (“Levine Leichtman”) per a Securities Purchase Agreement. On August 14, 2006, we repaid Levine Leichtman $1.0 million. On August 25, 2006, we repaid Levine Leichtman $1.5 million. On October 6, 2006, we announced the termination of the Securities Purchase Agreement with Levine Leichtman. On December 27, 2006, the Company, along with certain of its subsidiaries and principal shareholders, entered into a Settlement Agreement and Mutual Release with Levine Leichtman, in full and final settlement of litigation between the parties. The agreement provides for a payment by the Company to Levine Leichtman in the sum of $1,265,000, which was paid in full, as provided for in the Securities Purchase Agreement dated June 30, 2006 among Levine Leichtman, the Company and certain of its subsidiaries.

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

                    On December 21, 2006, Butler issued to certain institutional, non-institutional investors and related parties $8.5 million in shares of Series A 7% Mandatorily Redeemable Preferred Stock and warrants to purchase 2,125,000 shares of the Company’s common stock at $2.00 per share in a private placement. The warrants are callable under certain circumstances. Each share of preferred stock, along with warrants to purchase 250 shares of the Company’s common stock, was issued at a price of $1,000. The preferred stock shares are not convertible into Common Stock. Additionally, in connection with the offering, we retired $6.0 million in long-term debt with GECC and applied the remainder of $2.5 million to the Revolving Credit Facility, also with GECC.

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

                    The Monroe Term Loan matures on the earlier of August 29, 2012 or at such time the Series A 7% Mandatorily Redeemable Preferred Stock or the GECC Revolving Loan expires. The Series A 7% Mandatorily Redeemable Preferred Stock is redeemable July 11, 2011. The Monroe Term Loan is subject to the lien of Butler’s secured lender, GECC, with whom Butler has also reached an agreement to extend the maturity date of its Senior Revolving Loan of $45 million to February 1, 2008.

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

                    On November 6, 2007, Butler entered into a Consent and Waiver to Third Amended and Restated Credit Agreement with GECC effective October 31, 2007, whereby GECC waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Also, on November 6, 2007 Butler entered into a Consent and Waiver to Second Lien Credit Agreement with Monroe effective October 31, 2007 whereby Monroe waived defaults and events of default arising from Butler’s failure to deliver 2006-year end financial information. Both consents provide that defaults will be reinstated if 2006 year-end financial information is not provided by November 30, 2007.

                    On December 7, 2007, Butler entered into a Consent and Waiver to Third Amended and Restated Credit Agreement with GECC effective December 1, 2007, whereby GECC waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Also, on December 10, 2007 Butler entered into a Consent and Waiver to Second Lien Credit Agreement with Monroe effective December 1, 2007 whereby Monroe waived defaults and events of default arising from Butler’s failure to deliver 2006-year end financial information. Both consents provide that defaults will be reinstated if 2006 year-end financial information is not provided by December 31, 2007. Butler was subject to a $25,000 per month penalty if the 2006-year end financial information was not provided by December 31, 2007.

        On January 11, 2008, Butler entered into a letter agreement with GECC dated as of January 9, 2008, whereby GECC agreed to forbear from the exercise of any of their rights and remedies available under the Senior Revolving Loan through February 1, 2008, as a result of Butler’s failure to deliver to GECC certain of our financial information from fiscal year 2006.

        On January 16, 2008, Butler entered into a letter agreement with Monroe dated as of January 15, 2008, whereby Monroe agreed to forbear from the exercise of any of their rights and remedies available under the Monroe Term Loan through February 1, 2008, as a result of Butler’s failure to deliver to Monroe certain of our financial information from fiscal year 2006.

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

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended December 31, 2006 and Fiscal Year December 25, 2005

                    Net sales for the fiscal year ended December 31, 2006 were $322.0 million compared to $287.3 million for the year ended December 25, 2005. The increase of $34.7 million or 12.1% in net sales is primarily attributed to growth in sales to our top customers in accordance with our corporate strategy. Sales to the top ten customers grew $43.7 million or 29.1% for the fiscal year ended December 31, 2006 as compared with the prior year.

                    For the fiscal year ended December 31, 2006, Butler had an average of approximately 3,200 billable employees, an increase of approximately 6.70% over the average number of billable employees for the fiscal year ended December 25, 2005. The sales increase in fiscal 2006 resulted from the increase in the average number of billable employees as well as an increase in new business at higher average margin billing rates.

                    Gross margin in the fiscal year ended December 31, 2006 was $57.6 million, a $6.1 million or 11.8% increase compared with $51.5 million for the 2005 fiscal year. The gross margin as a percentage of sales was 17.9% for each of the fiscal years ended December 31, 2006 and December 25, 2005. Sales and gross margin were positively impacted due to fiscal year 2006 containing 53 weeks compared to 52 weeks in fiscal 2005.

                    SG&A expenses for the fiscal year ended December 31, 2006 were 13.8% of net sales compared to 13.3% of net sales for the fiscal year ended December 25, 2005. SG&A expenses increased $6.2 million or 16.0% in the current year as compared to the fiscal year ended December 25, 2005. The increase is primarily attributable to increased compensation and benefits expenses related to increased headcount and wages for our general and administrative staff in both India and the U.S., increased commissions expense as a result of increased net sales offset by a decrease in professional service fees.

                    Operating income for the fiscal year ended December 31, 2006 was $10.5 million, a $0.6 million or 5.7% decrease compared with $11.1 million for the 2005 fiscal year. Operating income as a percentage of net sales for the fiscal year ended December 25, 2005 was 3.3% compared to 3.9% for the fiscal 2005 year. The operating income decrease resulted from Butler’s increased selling, general and administrative expenses (“SG&A”), which grew at a faster rate than sales.

                    For the fiscal year ended December 31, 2006, depreciation expense increased by $0.1 million or 7.8%, when compared to the prior year.

                    Interest expense for the fiscal year ended December 31, 2006 was $7.4 million as compared with $5.2 million during the 2005 fiscal year. Interest expense increased primarily as a result of approximately $1.0 million increase in average debt, increased average interest rates of approximately 3.3%, due to a 2% penalty rate assessed by GECC, and increases in variable borrowing rates following interest rate increases by the Federal Reserve Board during 2006 and amendment fees paid to GECC of approximately $373,000.

                    Other expense was $2.1 million for the year ended December 31, 2006. This is primarily related to the termination of the Securities Purchase agreement with Levine Leichtman Capital Partners III, L.P. and expenses related to unsuccessful financing opportunities.

                    Income tax expense for the 2006 fiscal year was $1.5 million as compared to $2.3 million for the 2005 fiscal year. The effective income tax rate for the fiscal year ended December 31, 2006 was 147.0% as compared with 39.4% during the fiscal year ended December 25, 2005. The high effective tax rate in the current year primarily reflects the effect of recording the components of the Company’s income tax expense on an approximately $4.9 million lower pre-tax income base. Significant drivers of the tax rate include the following items of tax expense: increases to tax reserves for uncertain tax positions accounted for approximately 46.3% of the increase, non deductible items inclusive of those specified in Internal Revenue Code Section 162(m) dealing with selected executive compensation accounted for approximately 32.9% of the increase and additional tax expense for adjustments to deferred tax assets which reduced certain state NOL carry forwards accounted for approximately 18.6% of the increase. Butler did not pay any Federal income tax for the 2005 and 2006 taxable years.

                    Loss from continuing operations during the 2006 fiscal year was $0.5 million, a decrease of $4.1 million when compared with the $3.6 million income in the 2005 fiscal year. Net loss from continuing operations expressed as a percentage of net sales for the fiscal year ended December 31, 2006 was 0.1% compared to net income of 1.3% for the fiscal year ended December 25, 2005. Diluted loss per share of common stock from continuing operations for fiscal 2006 was $0.08 compared with income per share of $0.26 per diluted share for the fiscal year ended December 25, 2005.

Comparison of Fiscal Year Ended December 25, 2005 and Fiscal Year December 31, 2004

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

                    Sales to the top ten customers grew $17.4 million or 10.1% for the fiscal year ended December 25, 2005 as compared with the prior year. Sales increases of 15% or more to five top ten customers were partially offset by declines of more than 30% to two top ten customers, resulting in the top ten customer sales growing at an overall rate less than the total sales growth. If the customer list is expanded to include the top twenty-five customers, six of the remaining fifteen customers had sales growth in excess of 20% during the fiscal year ended December 25, 2005 and one new customer added $2.5 million of new sales.

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

                    Operating income for the fiscal year ended December 25, 2005 was $11.1 million, a $2.3 million or 27.1% increase compared with $8.8 million for the 2004 fiscal year. Operating income as a percentage of net sales for the fiscal year ended December 25, 2005 was 3.9% compared with 3.5% in 2004. The operating income improvement resulted from our increased sales, offset partially by selling, general and administrative expenses (“SG&A”), which grew at a faster rate than sales.

                    SG&A expenses for the fiscal year ended December 25, 2005 were 13.3% of net sales compared to 12.9% of net sales for the fiscal year ended December 31, 2004. SG&A expenses increased 18.7% in the 2005 fiscal year as compared with the fiscal year ended December 31, 2004. Net sales increased 14.3% in the current fiscal year. The increase of $6.1 million in SG&A expenses for the fiscal year ended December 25, 2005 compared with the 2004 fiscal year principally reflects the impact of higher labor costs and workers compensation expense ($4.7 million) and professional and audit fees ($1.1 million). Included in the increased labor costs were expenses for additional sales people and recruiters; additional support staff in both India and the U.S., and higher commissions to managers, sales people and recruiters. The additional sales people and support staff was hired to drive additional sales increases. The increase in commissions resulted from a significant increase in 2005 sales. Workers compensation expense increased during 2005. The increase in 2005 workers compensation expense was the result of a substantial refund in 2004 from retroactive experience which decreased the amount of the fiscal 2004 workers compensation expense. Professional and audit fees increased due to the delays in filing of the 2004 Form 10-K/A and the 2005 Form 10-Qs for the first three quarters of 2005 and the start of Sarbanes-Oxley Section 404 work.

                    For the fiscal year ended December 25, 2005, depreciation expense decreased by $0.4 million or 21.4%, when compared to the prior year. Depreciation expense was lower in the 2005 fiscal year as a result of the reclassification of the Montvale facility to assets held for sale. Depreciation expense ceased when the assets were placed into a “held for sale” classification.

                    For the fiscal year ended December 25, 2005, the provision for bad debt expense increased to $0.4 million from $0.2 million for the fiscal year ended December 31, 2004.. This increase was primarily caused by the continued deterioration of the financial condition of Chief Executive. The foreclosure on the net assets of Chief Executive was substantially completed in December 2005.

                    Interest expense for the fiscal year ended December 25, 2005 was $5.2 million as compared with $4.2 million during the 2004 fiscal year. Interest expense increased primarily as a result of increases in amendment fees paid to GECC of approximately $0.6 million and increases in variable borrowing rates following interest rate increases by the Federal Reserve Board during 2004 and 2005.

                    Income tax expense for the 2005 fiscal year was $2.3 million as compared with a tax benefit of $1.1 million for the 2004 fiscal year. The effective income tax rate for the fiscal year ended December 25, 2005 was 39.4% as compared with a 24.6% benefit during the fiscal year ended December 31, 2004. For the fiscal year ended December 25, 2005, income taxes represent the current year provision for taxes offset by the recognition of current benefits from the reevaluation of prior year liabilities and the changes in our valuation allowances. The high effective tax rate in the 2005 year compared to the 2004 year primarily reflects the effect of recording nondeductible items under Internal Revenue Code Section 162(m) dealing with selected executive compensation, and state income taxes, offset by a decrease to tax reserves for uncertain tax positions. Butler’s effective tax rate of a 24.6% benefit for the fiscal year ended December 31,

2004 was lower than the Federal statutory rate because of recording a reduction in accrued taxes payable, which resulted from the IRS notifying Butler that its returns for the years 1998 through 2002 had been accepted as filed during the third quarter of 2004. Butler did not pay any Federal income tax for the 2004 and 2005 taxable years.

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

Discontinued Operations

                    On May 30, 2003, Butler sold its U.K. operations. The sale agreement included a provision that entitled Butler to additional cash payments for a two-year period ending May 31, 2005 if the sold business achieved certain minimum performance targets and utilized certain tax benefits. These contingent payments were recognized as income from discontinued operations. In fiscal years 2005 and 2004, Butler received $250,000 and $125,000, respectively, of additional proceeds from its sale of the U.K. operations.

Comparison of Results of Operations by Segment

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

                    Net sales and operating income by segment are as follows:

	For the Fiscal Year Ended
	December 31, 2006	December 25, 2005	December 31, 2004

Net sales:
Technical services (BTG)	$214,446	$185,971	$156,938
Telecommunication services (BTI)	83,751	78,068	71,345
Information technology services (BTS)	21,688	22,053	21,886
All other	2,139	1,186	1,156

Consolidated net sales	$322,024	$287,278	$251,325

Operating income/(loss):
Technical services (BTG)	$17,699	$17,715	$14,834
Telecommunication services (BTI)	8,230	7,113	5,759
Information technology services (BTS)	1,209	1,353	1,856
Other and unallocated corporate expenses	(16,647)	(15,057)	(13,695)

Consolidated operating income (loss)	$10,491	$11,124	$8,754

                    For the fiscal year ended December 31, 2006, net sales for the Technical Services (BTG) and Telecommunications Services (BTI) segments, experienced sales growth of 15.3% and 7.3%, respectively, as compared with the year ended December 25, 2005.

                    Net sales for BTG, Butler’s largest business segment, were $214.4 million for the year ended December 31, 2006, a 15.3% increase from net sales for BTG of $186.0 million for the year ended December 25, 2005. Operating income for BTG for the year ended December 31, 2006 was $17.7 million, comparable with operating income for BTG of $17.7 million for the year ended December 25, 2005.

                    Net sales for BTI for the year ended December 31, 2006 were $83.8 million, a 7.3% increase from net sales for BTI of $78.1 million for the year ended December 25, 2005. Operating income for BTI for the year ended December 31, 2006 was $8.2 million, a 15.7% increase from operating income for BTI of $7.1 million for the year ended December 25, 2005. The mix of business caused BTI gross margin percentage to increase 1.4 % over fiscal 2005. This is the primary reason operating income increased at a rate greater than sales.

                    BTG and BTI sales increases were primarily due to higher sales to a number of key customers. BTI had increasing sales at a number of customers, but experienced a decline in sales at its largest customer due to a shift in the customer’s business strategy. BTI expects to regain sales as the customer executes the new strategy. BTG’s operating income for the year ended December 31, 2006 did not experience the same growth as its net sales due to increased billable headcount costs and increased SG&A expenses as described in “Comparison of Fiscal Year Ended December 31, 2006 and Fiscal Year December 25, 2005” above.

                    Net sales for BTS for the year ended December 31, 2006 were $21.7 million, a 1.7% decrease from net sales for BTS of $22.1 million for the year ended December 25, 2005. Operating income for BTS for the year ended December 31, 2006 was $1.2 million, a 10.6% decrease from operating income for BTS of $1.4 million for the year ended December 25, 2005. The decrease in net sales and operating income is primarily due to a decline in customers and increased billable headcount costs and SG&A expenses as described in “Comparison of Fiscal Year Ended December 31, 2006 and Fiscal Year December 25, 2005” above.

                    Sales and operating income for the fiscal year ended December 25, 2005 from the Company’s largest and fastest growing business segment, Technical Services, exceeded 2004’s sales and operating income by $29.0 million or 18.5% and $2.9 million or 19.4%, respectively. A large portion of the year over year increase came from work performed in the aerospace, defense and manufacturing sectors. Fiscal year 2005 sales from the Telecommunication Services segment exceeded fiscal year 2004 sales by $6.7 million or 9.4% while operating income rose $1.4 million or 23.5% over the prior year. The increased profitability was mainly due to increased volume, higher gross margin as a percent of sales and lower overhead. Revenue for the fiscal year 2005 for Information Technology Services was $22.1 million remaining consistent with fiscal year 2004 sales of $21.9 million. Operating income for Information Technology Services was $1.4 million, 0.5 million or 27.1% lower than fiscal year 2004 due to declining sales and gross margins for two key customers.

Outlook

                    Based on current business trends, Butler anticipates continued growth and profitability in 2007. Butler’s growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on demand for services. Recent industry statistics generally support management’s observations of a stronger business environment including an improvement in the rate of economic activity, capital spending and job creation in the United States. Management believes that Butler is pursuing a more focused business strategy, and should be able to capitalize on the improving marketplace. Butler continues to reorganize its business to achieve greater efficiencies in operations by pursuing a growth strategy focusing on key customer needs. Growth will be dependent upon the spending of Butler’s key customers, an increase in Butler’s share of the business, and an increase in the demand for offshore services.

                    Should the United States economy decline in 2008 or later, Butler’s operating performance could be adversely impacted resulting in the need for future cost reductions, change in strategy and capital infusion. Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce Butler’s future earnings. Butler may not be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing. Also see discussion under Item 1A-Risk Factors.

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

Items Affecting Comparability

          The following table reconciles the specific non-recurring items excluded from GAAP in the calculation of non-GAAP operating results for the periods indicated below (in thousands):

	2006	2005	2004

Operating income (loss) - GAAP	$10,491	$11,124	$8,754
Provision for doubtful accounts and notes related to Chief Executive Magazine	—	332	123

Operating income - Non-GAAP pro forma	$10,491	$11,456	$8,877

Net income (loss) - GAAP	$(471)	$3,835	$5,842
Provision for doubtful accounts and notes related to Chief Executive Magazine	—	202	95
Settlements and related costs	2,076	—	—

Net income - Non-GAAP pro forma	$1,605	$4,037	$5,937

                    This table is presented to enhance the understanding of comparability and operating results. Non-GAAP financial measures should not be considered as a substitute for, or superior to, GAAP financial measures, which should be considered as the primary financial metrics for evaluating the Company’s performance.

          LIQUIDITY AND CAPITAL RESOURCES

                    At December 31, 2006 and December 25, 2005, we had cash of approximately $0.1 million and $0.2 million, respectively, and working capital of approximately $30.9 million and $23.2 million, respectively. The increase in working capital of $7.7 million was primarily due to the decrease in our current portion of our long-term debt and accounts payable and accrued liabilities offset by a decrease in our net accounts receivable.

                    At December 31, 2006, Butler had $35.2 million of variable interest rate revolving credit facility loans plus $3.3 million of letters of credit under its revolving credit facility with General Electric Capital Corporation (“GECC”), leaving approximately $8.5 million of availability. At December 31, 2006, we also had one variable interest rate term loans with GECC. The December 31, 2006 balance outstanding under Term Loan B was $15.0 million.

                    On December 15, 2006, Butler issued to certain institutional, non-institutional and related parties investors $8.5 million in shares of Series A 7% Mandatorily Redeemable Preferred Stock and vested warrants to purchase 2,125,000 shares of the Company’s Common Stock at $2.00 per share with a relative fair value of $1.8 million, in a private placement offering. The maturity date of the notes is July 11, 2011. Additionally, in connection with the offering, the Company retired $6.0 million in long-term debt with GECC and applied the remainder $2.5 million towards the Revolving Credit Facility, also with GECC. The preferred stock shares are not convertible into common stock.

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

                    As of December 31, 2006, we had a mortgage maturing in 2012 for our Montvale office building with a balance of $6.7 million. On December 13, 2007 the company entered into a contract for the sale of its Montvale, NJ facility. The contract provides, among other things, that the buyer has thirty (30) days to secure financing, and closing will be thirty (30) days after financing has been secured. If the company decides to terminate the contract within thirty (30) days, the Buyer may waive the financing contingency and purchase the facility, without a financing contingency. The company will retain its rights to six acres of vacant land adjacent to the developed property in Montvale, NJ after the sale closes. The purchase price of the facility is $9.4 million. Subsequent to the closing, the company will lease approximately 11,000 square feet of space from the buyer at an annual base rent of approximately $183,000.

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

                    The Monroe Term Loan matures on the earlier of August 29, 2012 or at such time the Series A 7% Mandatorily Redeemable Preferred Stock or the GECC Revolving Loan expires. The Series A 7% Mandatorily Redeemable Preferred Stock is redeemable July 11, 2011. The Monroe Term Loan is subject to the lien of Butler’s secured lender, GECC, with whom Butler has also reached an agreement to extend the maturity date of its Senior Revolving Loan of $45 million to February 1, 2008.

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

                    On December 7, 2007, Butler entered into a Consent and Waiver to Third Amendment and Restated Credit Agreement with General Electric Capital Corporation (“GECC”), whereby GECC waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Also, on December 10, 2007 Butler entered into a Consent and Waiver to Second Lien Credit Agreement with Monroe Capital Management Advisors (“Monroe”), effective December 1, 2007, whereby Monroe waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Both consents provide that defaults will be reinstated if 2006-year end financial information is not provided by December 31, 2007.

       On January 11, 2008, Butler entered into a letter agreement with GECC dated as of January 9, 2008, whereby GECC agreed to forbear from the exercise of any of their rights and remedies available under the Senior Revolving Loan through February 1, 2008, as a result of Butler’s failure to deliver to GECC certain of our financial information from fiscal year 2006.

       On January 16, 2008, Butler entered into a letter agreement with Monroe dated as of January 15, 2008, whereby Monroe agreed to forbear from the exercise of any of their rights and remedies available under the Monroe Term Loan through February 1, 2008, as a result of Butler’s failure to deliver to Monroe certain of our financial information from fiscal year 2006.

                    As we approach the maturity of the GECC loan, we will be required to either refinance with GECC or to find a new lender. If we are unable to obtain new financing upon the termination of our current financing arrangements, it would have a material adverse effect on our business, financial condition and results of operations.

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

                    Butler’s cash needs increased during fiscal 2006 above the levels in recent years due primarily to higher working capital requirements and increased capital spending as Butler grew. In addition, Butler has been required by GECC to pay certain waiver fees, and as discussed below, to make certain principal payments on loans outstanding to GECC. Due to these cash requirements, Butler has, at times, had significant liquidity concerns.

                    Payrolls for billable employees are typically paid weekly and revenues for temporary staffing are recognized coincident with the payroll cycle. Customers are invoiced weekly, semi-monthly, or monthly for staffing services. Projects under fixed-price contracts are invoiced when specific milestones are met or based on a periodic schedule.

                    The debt obligations of our subsidiaries, Butler Service Group, Inc. (“BSG”) and Butler New Jersey Realty Corporation (“BNJRC”), are reflected in our consolidated balance sheet. In order to obtain favorable terms, guarantees of subsidiary debt are issued to lending institutions requiring the parent company to repay the debt should BSG or BNJRC default on their debt obligations. At December 31, 2006, all of the consolidated debt of Butler is subject to these guarantees. Under the terms of the revolving credit facility, transfer of funds to the parent company by BSG is restricted. BSG and BNJRC hold approximately 83.2% and 6.1% respectively, of Butler’s consolidated assets.

Cash Requirements

          The following table summarizes Butler’s contractual obligations at December 31, 2006, and the effect such obligations are expected to have on Butler’s liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years

Revolving credit facility	$35,191	$—	$35,191	$—	$—
Other Debt	21,686	90	15,303	2,619	3,674
Series A 7% Mandatorily
Redeemable Preferred Stock, net	6,730	—	—	6,730	—

Total debt repayment	63,607	90	50,494	9,349	3,674

Standby letters of credit	3,335	3,335	—	—	—
Operating leases	7,182	2,608	3,417	1,157	—

Total contractual cash obligation	$74,124	$6,033	$53,911	$10,506	$3,674

Sources and Uses of Cash

          The following table summarizes Butler’s cash flows in 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Cash provided by (used in):
Operating activities	$1,045	$(2,001)	$(665)
Investing activities	(1,992)	(1,765)	(1,722)
Financing activities	848	2,701	3,185
Effects of exchange rate changes	(29)	(9)	1

Net Change in cash	$(128)	$(1,074)	$799

Operating Activities

                    Net cash provided by operating activities was $1.0 million for the year ended December 31, 2006 resulting primarily from decreases in accounts receivable and non-cash charges. These cash flows provided by operating activities were partially offset by increases in other assets and decreases in other liabilities and a reduction in net income. Non-cash charges included $1.6 million of depreciation and amortization expense, $1.4 million for the provision for deferred income taxes and $0.8 million for the provision for doubtful accounts receivable. The accounts receivable decrease is primarily due to a decrease in trade accounts receivable and unbilled revenue. The decrease in accounts receivable is primarily attributable to our improved collections experience.

                    Net cash used in operating activities was approximately $2.0 million during fiscal year 2005. Butler had net income of approximately $3.8 million for fiscal 2005 and an increase in accounts payable and other liabilities of $6.3 million, offset by an increase in accounts receivable of $17.1 million, which resulted in a negative cash flow from operations. The accounts receivable increase was primarily due to the 14.3% growth in net sales. Non-cash charges included $1.5 million of depreciation and amortization expense and $2.3 million in the provision for deferred income taxes.

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

Investing Activities

                    Net cash used in investing activities was $2.0 million for the year ended December 31, 2006, compared to net cash used in operating activities of $1.8 million for the year ended December 25, 2005. Cash flows from investing activities increased $0.2 million primarily as a result of increased capital expenditures during fiscal year 2006. The capital expenditures were principally for purchases of software and related licensing fees and hardware including lease buyout costs, and capital improvements to the Montvale headquarters facility.

                    We continued to increase our capital expenditures during fiscal year 2005 to approximately $1.8 million in response to sales growth. The capital expenditures were principally for purchases of software and related licensing fees and hardware including lease buyout costs, and capital improvements to the Montvale headquarters facility.

                              Butler increased its capital expenditures to $1.7 million in fiscal year 2004 in response to sales growth. The capital expenditures were principally for purchases of software and related licensing fees and hardware including lease buyout costs, and capital improvements to the Montvale headquarters facility.

                    The acquisition of Chief Executive Magazine required a cash investment of $0.2 million in 2005.

Financing Activities

                    Net cash from financing activities was $0.8 million for the year ended December 31, 2006, compared to net cash from financing activities of $2.7 million for the year ended December 25, 2005. Cash flows from financing activities decreased $1.9 million primarily as a result of an increase in repayments of long-term debt offset by additional borrowings under our credit facility and the issuance of the Series A 7% Mandatorily Redeemable Preferred Stock and Warrants.

                    On March 25, 2005, Butler and GECC entered into an amendment to the Second Amended and Restated Credit Agreement, dated September 28, 2001 (the “Credit Agreement”). This amendment, among other things extended the term of the credit facility and two term loans to April 1, 2006 and increased the quarterly principal payments due October 1, 2005 and thereafter on Term A by $1.0 million to $2.0 million. The interest rate on both term loans was based on the 30-day Commercial Paper Rate plus three hundred fifty basis points which is the same interest Butler pays on its Term Loan A. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. Interest rate reductions are available for the revolving credit facility based upon the Company achieving certain financial results. The Company has entered into several amendments to the credit facility with GECC. During the years ended December 25, 2005 and December 31,2006, the Company paid additional interest and financing fees related to the extensions of the termination dates of the credit facility.

                    Butler has received quarterly amendments to its debt agreements with GECC. We have made all required increased payments since October 2005. The increased loan payments have reduced the availability of credit under Butler’s working capital revolver with GECC.

                    On September 1, 2005, we entered into an Eleventh Amendment to Credit Agreement with GECC, pursuant to which the termination date of the credit facility was extended from April 1, 2006 to July 1, 2006.

                    On December 1, 2005, we entered into a Twelve Amendment to Credit Agreement with GECC, pursuant to which the termination date of the credit facility was extended from July 1, 2006 to October 1, 2006.

                    On June 30, 2006, we received $2.5 million from Levine Leichtman Capital Partners III, L.P. (“Levine Leichtman”) per a Securities Purchase Agreement. On August 14, 2006, we repaid Levine Leichtman $1.0 million. On August 25, 2006, we repaid Levine Leichtman $1.5 million. On October 6, 2006, we announced the termination of the Securities Purchase Agreement with Levine Leichtman. On December 27, 2006, the Company, along with certain of its subsidiaries and principal shareholders, entered into a Settlement Agreement and Mutual Release with Levine Leichtman, in full and final settlement of litigation between the parties. The agreement provides for a payment by the Company to Levine Leichtman in the sum of $1,265,000, which was paid in full, as provided for in the Securities Purchase Agreement dated June 30, 2006 among Levine Leichtman, the Company and certain of its subsidiaries.

                    For the year ended December 31, 2006, we recorded $2.1 million as other expense relating primarily to the termination and settlement of the Securities Purchase agreement Levine Leichtman and other legal expenses related to the unsuccessful financing opportunity.

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

                    On December 15, 2006, we issued to certain institutional and noninstitutional investors (the “Investors”) of $8.5 million in shares of Series A 7% Preferred Stock (the “Shares”) and warrants to purchase 2,125,000 shares of the Company’s Common Stock at $2.00 per share in a private placement (the “Offering”). The warrants are callable under certain circumstances. Each share of Preferred Stock, along with warrants to purchase 250 shares of the Company’s Common Stock, was issued at a price of $1,000. The Preferred Stock shares are not convertible into Common Stock. From the proceeds of the transaction, we retired $6.0 million in long-term debt with GECC and applied the balance of $2.5 million to the Revolving Credit Facility, also with GECC.

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

                    The Monroe Term Loan matures on the earlier of August 29, 2012 or at such time the Series A 7% Mandatorily Redeemable Preferred Stock or the GECC Revolving Line of Credit expires. The Series A 7% Mandatorily Redeemable Preferred Stock is redeemable July 11, 2011. The Monroe Term Loan is subject to the lien of Butler’s secured lender, GECC, with whom Butler has also reached an agreement to extend the maturity date of its Revolving Line of Credit of $45 million to February 1, 2008.

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

                    On December 7, 2007, Butler entered into a Consent and Waiver to Third Amendment and Restated Credit Agreement with General Electric Capital Corporation (“GECC”), whereby GECC waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Also, on December 10, 2007 Butler entered into a Consent and Waiver to Second Lien Credit Agreement with Monroe Capital Management Advisors (“Monroe”), effective December 1, 2007, whereby Monroe waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Both consents provide that defaults will be reinstated if 2006-year end financial information is not provided by December 31, 2007.

         On January 11, 2008, Butler entered into a letter agreement with GECC dated as of January 9, 2008, whereby GECC agreed to forbear from the exercise of any of their rights and remedies available under the Senior Revolving Loan through February 1, 2008, as a result of Butler’s failure to deliver to GECC certain of our financial information from fiscal year 2006.

         On January 16, 2008, Butler entered into a letter agreement with Monroe dated as of January 15, 2008, whereby Monroe agreed to forbear from the exercise of any of their rights and remedies available under the Monroe Term Loan through February 1, 2008, as a result of Butler’s failure to deliver to Monroe certain of our financial information from fiscal year 2006.

Net Cash Provided by Discontinued Operations

                    Net cash provided by discontinued operations includes the income from discontinued operations and the change in assets and liabilities of the discontinued business. In 2005 and 2004, Butler received $250,000 and $125,000, respectively, of additional proceeds from its sale of the U.K. Operations.

Cash Management

                    Our ability to make scheduled debt service payments and fund operations and capital expenditures depends on the Butler’s future performance and financial results, including the successful implementation of our business strategy and, to a certain extent, the general condition of the staffing services industry and general economic, political, financial, competitive, legislative and regulatory environment. In addition, our ability to refinance our indebtedness depends to a certain extent on these factors as well. Many factors affecting Butler’s future performance and financial results, including the severity and duration of macroeconomic downturns, are beyond our control. Butler intends to use its cash flow to make debt service payments and fund its operations and capital expenditures and, therefore does not anticipate paying dividends on its common stock in the foreseeable future.

RISK MANAGEMENT

                    From time-to-time Butler will use derivative instruments to limit its exposure to fluctuating interest rates. It is not Butler’s policy to use these transactions for speculation purposes. At December 31, 2006, Butler had no derivative instruments.

CRITICAL ACCOUNTING ESTIMATES

                    The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions at a specific point in time that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable. Actual results could differ from those estimates. Outlined below are accounting policies, which are important to Butler’s financial position and results of operations, and require significant judgments and estimates on the part of Management. For a summary of all of Butler’s significant accounting policies, including the accounting policies discussed below, see Note 2 of Notes to Consolidated Financial Statements.

Revenue Recognition

                    Butler’s revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”. A majority of Butler’s revenue is generated from time and material contracts where there is a signed agreement or approved purchase order in place that specifies the fixed hourly rate and other reimbursable costs to be billed based on direct labor hours incurred. Revenue is recognized on these contracts based on direct labor hours incurred. Fixed price contracts are primarily contracts to provide services related to installation and testing of equipment and for services performed by engineers. These contracts fall within the scope of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Accordingly, revenues from fixed-priced contracts are recognized on the percentage-of-completion method, measured by the percentage of services (direct labor hours) incurred to date to estimated total services (direct labor hours) for each contract. This method is used as expended direct labor hours are considered to be the best available measure of progress on these contracts. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent based upon estimating the cost to complete as determined by experience. Variations from estimated contract performance could result in adjustments to operating results.

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

Goodwill

                    Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is no longer amortized but rather is evaluated for impairment at least annually at the reporting unit level. Butler has elected to do annual tests for indications of goodwill impairment as of June 30 of each year. Butler uses the discounted cash flow model and relevant market multiples for comparable business to determine fair value used in the goodwill impairment evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting unit. Actual results could differ significantly from these estimates or related projections, resulting in impairment and losses related to recorded goodwill balances.

Workers Compensation

                    Butler accepts responsibility for certain losses and costs relating to workers’ compensation, and liability insurances including losses incurred but not reported. Our liability is estimated on an undiscounted basis using statistical analysis supplied by our insurance broker and the insurance industry, and is based upon judgment and historical experience; however, the final cost of many of these claims may not be known for ten years or longer. We purchase aggregate protection from our insurers to limit our total exposure on these programs. At December 31, 2006, these insurance-related accruals were approximately $3.5 million. Refunds on Butler’s workers compensation policy are shown as reductions of expenses in the period in which the refund is received.

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

Litigation Accruals

                    Butler is currently involved in certain legal proceedings and, if required, will accrue an estimate of the probable costs for the resolution of these claims. Estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates. There were no accruals required for legal proceedings at December 31, 2006 and December 25, 2005.

Restructuring and other related costs

                    In order to consolidate operations, downsize and improve operating efficiencies, Butler has recorded restructuring charges in prior periods. The recognition of restructuring charges requires estimates and judgments regarding employee termination benefits and other exit costs to be incurred when the restructuring actions take place. Actual results can vary from these estimates, which results in adjustments in the period of the change in estimate. There were no restructuring charges recording for fiscal 2004 through 2006.

Income Taxes

                    Butler uses the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Butler periodically assesses recoverability of deferred tax assets. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Butler and its subsidiaries file a consolidated federal tax return. Where management believes that the deduction of an item is supportable for income tax purposes, the item is deducted in its income tax return. However, where treatment of an item is uncertain, tax accruals are established based upon potential exposure of different outcomes. These accruals are recorded in the accompanying consolidated balance sheet in other long-term liabilities, as management believes that these matters are more than one year away from any significant conclusion. Changes to these accruals may occur for varying reasons, such as, but not limited to, a settlement with relevant tax authority, the expiration of statues of limitations for the subject tax year, changes in tax laws, rules and regulations, etc.

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

                    To determine the expected long-term rate of return on the plan assets, management considered the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets would increase pension expense. The long-term expected rate of return on plan assets was 8.00% in both fiscal 2006 and fiscal 2005. A one-percentage point increase/decrease in the long-term return on pension asset assumption means the net periodic pension cost would decrease/increase by 0.8% of the pension benefit obligation or approximately $24,000.

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

                    In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company in fiscal 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows, and results of operations.

                     In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This Statement replaces FASB SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

                     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

RECENTLY ISSUED AND ADOPTED FINANCIAL ACCOUNTING STANDARDS

          In December 2004, the FASB issued SFAS No. 123R. In March 2005, the Securities and Exchange Commission (“SEC”) issued SAB 107, which provides supplemental guidance for SFAS No. 123R. The Company adopted SFAS No. 123R in the Company’s first quarter of fiscal year 2006. SFAS No. 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123R had a material impact on the Company’s results of operations. See “Stock-based compensation” of Note 1 of Notes to Consolidated Financial Statements for further details.

          On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses the views of the SEC Staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. Butler believes that the views provided in SAB 107 are consistent with the approach taken in the valuation and accounting associated with share-based compensation issued in prior periods as well as those issued during 2006.

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

                    In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Obligations, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). The standard requires companies to recognize in their balance sheets any over or under-funded benefit obligations of each defined benefit pension and other postretirement plans. The resulting balance sheet adjustment is offset by a corresponding adjustment to other comprehensive income, net of deferred tax effects. The adoption of SFAS 158 in the fourth quarter of fiscal 2006 did not have a material impact on the Company’s financial position or results of operations.

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

                    Our exposure to market risk for changes in interest rates relates primarily to medium- and long-term debt. Butler’s debt obligations outstanding as of December 31, 2006, are summarized in the table below. For debt obligations, the table below presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates disclosed represent the weighted average rates at the end of the period. There were no interest rate swap agreements outstanding at December 31, 2006. See Management’s Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources for discussion of new debt and refinancing.

(in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Revolving credit facility - 8.98% average interest rate	$—	$35,191	$—	$—	$—	$—	$35,191	$35,191
Variable-rate Term Loan B - 9.48% average interest rate	—	15,000	—	—	—	—	$15,000	$15,000
6.85% mortgage note	90	93	101	109	117	6,176	$6,686	$5,738
Series A 7% Mandatorily Redeemable Preferred Stock, net	—	—	—	—	6,730	—	$6,730	$6,730

	$90	$50,284	$101	$109	$6,847	$6,176	$63,607	$62,659

                    Butler has received quarterly amendments to its debt agreements with GECC. As part of one amendment with GECC extending the debt maturities, the Company was required to increase its quarterly loan payments from $1.0 million to $2.0 million. Butler has made all required increased payments since October 2005. The increased term loan payments have reduced the availability of credit under its working capital revolver with GECC.

                    Butler’s international operations are directed from offices in Hyderabad, India. Currently, approximately 6.7% of Butler’s personnel are employed in its India facility. During fiscal years 2006, 2005, and 2004, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Butler International, Inc.

We have audited the accompanying consolidated balance sheets of Butler International, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005 and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Butler International, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton, LLP
Edison, New Jersey
January 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Butler International, Inc.
Montvale, New Jersey

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2004 of Butler International, Inc. Our audit also included the financial statement schedules for the year ended December 31, 2004 listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Butler International, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules for the year ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

July 25, 2005 (January 15, 2008, as to the effects of the restatement discussed in Note 15)

BUTLER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, except Share Amounts)

	As of

	December 31, 2006	December 25, 2005

ASSETS
Current assets:
Cash	$86	$214

Accounts receivable, net	50,357	53,246
Deferred income taxes	2,933	4,687
Other current assets	2,738	1,431

Total current assets	56,114	59,578
Property and equipment, net	3,437	3,026
Assets held for sale	8,889	8,889
Long-term deferred income taxes	7,044	6,322
Other assets	3,115	2,345
Goodwill	36,226	36,226
Other intangible assets, net	1,630	1,674

Total assets	$116,455	$118,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,122	$28,279
Current portion of long-term debt	90	8,082

Total current liabilities	25,212	36,361
Revolving credit facility	35,191	30,799
Long-term debt, net of current portion	21,596	25,687
Other long-term liabilities	5,521	5,085
Series A 7% Mandatorily Redeemable Preferred Stock, net	6,730	—
Commitments and contingencies (see Note 7)

Stockholders’ equity:
Series B 7% Cumulative Convertible Preferred Stock: par value $0.001 per share, authorized 15,000,000, issued and outstanding 6,492,402 in 2006 and 6,065,189 in 2005; Liquidation preference $6,492 in 2006 and $6,065 in 2005	6	6
Common stock: par value $0.001 per share, authorized 125,000,000; issued and outstanding 11,924,791 and 11,771,796 in 2006 and 2005, respectively;	12	12
Additional paid-in capital	102,868	99,941
Receivables from stockholders	(5,735)	(5,735)
Accumulated deficit	(74,206)	(73,307)
Accumulated other comprehensive loss	(740)	(789)

Total stockholders’ equity	22,205	20,128

Total liabilities and stockholders’ equity	$116,455	$118,060

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Fiscal Year Ended

	December 31, 2006	December 25, 2005	December 31, 2004

Net sales	$322,024	$287,278	$251,325
Cost of sales	264,460	235,796	207,971

Gross margin	57,564	51,482	43,354

Depreciation and amortization	1,625	1,506	1,915
Selling, general and administrative expenses	44,647	38,492	32,439
Provision for doubtful accounts	801	360	246

Operating income	10,491	11,124	8,754

Interest expense	7,413	5,208	4,167
Other expense	2,076	—	—

Income from continuing operations before income taxes	1,002	5,916	4,587

Income tax expense (benefit)	1,473	2,331	(1,130)

Income (loss) from continuing operations	(471)	3,585	5,717
Income from discontinued operations, net of tax	—	250	125

Net income (loss)	$(471)	$3,835	$5,842

Income (loss) per share available to common stockholders:
Basic:
Continuing operations	$(0.08)	$0.31	$0.52
Discontinued operations	—	0.02	0.01

	$(0.08)	$0.33	$0.53

Diluted:
Continuing operations	$(0.08)	$0.26	$0.43
Discontinued operations	—	0.02	0.01

	$(0.08)	$0.28	$0.44

Average number of common shares and common share equivalents outstanding (in thousands):
Basic	10,925	10,373	10,228
Diluted	10,925	13,712	13,160

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Fiscal Year Ended

	December 31, 2006	December 25, 2005	December 31, 2004

Net income (loss)	$(471)	$3,835	$5,842

Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment	78	(770)	587
Foreign currency translation adjustments	(29)	(9)	1

Other comprehensive income (loss)	49	(779)	588

Comprehensive income (loss)	$(422)	$3,056	$6,430

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Series B Preferred Stock		Common Stock		Treasury Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Receivables from Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity

Balance at December 31, 2003	5,736,488	$6	11,307,264	$11	(15,473)	$(89)	$98,423	$(5,906)	$(82,171)	$(598)	$9,676

Preferred shares dividends paid in-kind	89,182	—	—	—	—	—	89	—	—	—	89

Preferred share dividends paid	—	—	—	—	—	—	—	—	(403)	—	(403)

Common stock issued	—	—	25,000	—	—	—	60	—	—	—	60

Restricted stock issued	—	—	100,000	—	—	—	185	—	—	—	185

Unearned compensation	—	—	—	—	—	—	(113)	—	—	—	(113)

Shares retired	—	—	(12,500)	—	—	—	(37)	—	—	—	(37)

Shares issued/(purchased)	—	—	—	—	(14,579)	(61)	—	—	—	—	(61)

Loans forgiven	—	—	—	—	—	—	—	75	—	—	75

Loans repaid	—	—	—	—	—	—	—	96	—	—	96

Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	587	587

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1	1

Net income	—	—	—	—	—	—	—	—	5,842	—	5,842

Balance at December 31, 2004	5,825,670	6	11,419,764	11	(30,052)	(150)	98,607	(5,735)	(76,732)	(10)	15,997

Preferred shares dividends paid in-kind	317,064	—	—	—	—	—	317	—	—	—	317

Preferred share dividends paid	—	—	—	—	—	—	—	—	(410)	—	(410)

Conversion to common stock	(77,545)	—	—	—	22,100	150	(111)	—	—	—	39

Common stock issued	—	—	199,699	1	7,952	—	732	—	—	—	733

Restricted stock issued	—	—	50,000	—	—	—	250	—	—	—	250

Unearned compensation	—	—	—	—	—	—	(126)	—	—	—	(126)

Stock options exercised	—	—	102,333	—	—	—	272	—	—	—	272

Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	(770)	(770)

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(9)	(9)

Net income	—	—	—	—	—	—	—	—	3,835	—	3,835

Balance at December 25, 2005	6,065,189	6	11,771,796	12	—	—	99,941	(5,735)	(73,307)	(789)	20,128

Issuance of Series A Preferred Stock Warrants	—	—	—	—	—	—	1,790	—	—	—	1,790

Preferred shares dividends paid in-kind	427,213	—		—	—	—	428	—	—	—	428

Preferred shares dividends paid	—	—		—	—	—	—	—	(428)	—	(428)

Common stock issued	—	—	146,328	—	—	—	373	—	—	—	373

Issuance of restricted stock	—	—	30,000	—	—	—	147	—	—	—	147

Cancellation of restricted stock			(33,333)				(42)				(42)

Amortization of stock-based compensation	—	—		—	—	—	210	—	—	—	210

Stock options exercised	—	—	10,000	—	—	—	21	—	—	—	21

Minimum pension liability adjustment	—	—		—	—	—	—	—	—	78	78

Foreign currency translation adjustment	—	—		—	—	—	—	—	—	(29)	(29)

Net loss	—	—		—	—	—	—	—	(471)	—	(471)

Balance at December 31, 2006	6,492,402	$6	11,924,791	$12	—	$—	$102,868	$(5,735)	$(74,206)	$(740)	$22,205

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended

	December 31, 2006	December 25, 2005	December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(471)	$3,835	$5,842
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operation, net of tax	—	(250)	(125)
Depreciation and amortization	1,625	1,506	1,915
Provision for doubtful accounts receivable and notes	801	360	246
Provision for deferred taxes	1,424	2,304	(1,160)
Amortization of deferred financing charges	178	252	682
Interest expense for the amortization of the
Series A preferred stock warrants	20	—	—
Issuance of common shares for amendment fees	373	406	—
Net periodic pension (income) expense	25	(32)	(6)
Amortization of stock based compensation	315	490	72
Loss (gain) on sale of equipment	—	26	42
Other changes that (used) provided cash:
Accounts receivable	2,088	(17,140)	(6,990)
Other assets	(2,271)	(281)	(1,043)
Other liabilities	(3,042)	6,273	(265)

Net cash provided by (used in) operating activities
Continuing operations	1,065	(2,251)	(790)
Discontinued operations	—	250	125

Net cash provided by (used in) operating activities	1,065	(2,001)	(665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	—	5
Capital expenditures	(1,992)	(1,765)	(1,727)

Net cash used in investing activities
Continuing operations	(1,992)	(1,765)	(1,722)
Discontinued operations	—	—	—

Net cash used in investing activities	(1,992)	(1,765)	(1,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facility	4,392	7,737	6,109
Proceeds from the issuance of long-term debt	2,500	—	—
Repayment of long-term debt	(14,585)	(5,076)	(2,571)
Issuance of Series A 7% Mandatorily Redeemable Preferred Stock and warrants	8,500	—	—
Financing fees paid	—	(175)	(74)
Proceeds from exercise of stock options	21	215	—
Cash dividends on preferred shares	—	—	(314)
Purchase of treasury shares	—	—	(61)
Proceeds from repayment of notes receivable from director	—	—	96

Net cash provided by financing activities
Continuing operations	828	2,701	3,185
Discontinued operations	—	—	—

Net cash provided by financing activities	828	2,701	3,185

Effect of exchange rate changes on cash	(29)	(9)	1
Net increase (decrease) in cash	(128)	(1,074)	799
Cash at beginning of year	214	1,288	489

Cash at end of year	$86	$214	$1,288

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Note 1 - DESCRIPTION OF BUSINESS AND SEGMENT INFORMATION:

          Butler International, Inc. along with its subsidiaries (collectively referred to herein as the “Company” or “Butler”) provides outsourcing, project management and technical staff augmentation services that are performed onsite at the client’s facility, offsite at a Company-owned facility, or offshore at Butler’s facility in Hyderabad, India. Butler offers expertise in technical, information technology, and telecommunications disciplines including: engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation.

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

          The Company discloses segment information in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which requires us to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about our products and services, major customers and material countries in which we holds assets and reports revenues. The company has three reportable segments as described above. The results of Chief Executive Magazine are considered immaterial and are reported in the “Other” segment. The accounting policies of the business segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the Notes to Consolidated Financial Statements. Inter-segment sales are not significant.

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

          Net sales and operating income (loss) by segment (in thousands) are as follows:

	For the Fiscal Year Ended

	December 31, 2006	December 25, 2005	December 31, 2004

Net sales:
Technical services	$214,446	$185,971	$156,938
Telecommunication services	83,751	78,068	71,345
Information technology services	21,688	22,053	21,886

Total reportable segments	319,885	286,092	250,169
All other	2,139	1,186	1,156

Consolidated net sales	$322,024	$287,278	$251,325

Operating income (loss):
Technical services	$17,699	$17,715	$14,834
Telecommunication services	8,230	7,113	5,759
Information technology services	1,209	1,353	1,856

Total reportable segments	27,138	26,181	22,449
Other and unallocated corporate expenses	(16,647)	(15,057)	(13,695)

Consolidated operating income	$10,491	$11,124	$8,754

          Management reviews Butler’s assets on a consolidated basis because it is not meaningful to allocate assets to the various segments with the exception of goodwill. (See Note 5) Management evaluates segment performance based on revenues and operating profits. Butler does not allocate income taxes or charges determined to be non-recurring in nature, such as restructuring. Unallocated amounts of operating profits consist of corporate expenses and certain general and administrative expenses from field operations. Butler primarily operates in the United States. Operations include the results of the India subsidiary, which are less than 1% of sales for all periods presented.

The numbers of clients individually representing 10% or more of each segments net sales and the percentage of their sales to total segment net sales for the periods reported above are as follows:

	Number of Clients	Percentage of Total Net Sales

Technical Services
Fiscal year ending December 31, 2006	4	54%
Fiscal year ended December 25, 2005	3	46%
Fiscal year ended December 31, 2004	2	30%
Telecommunications Services
Fiscal year ended December 31, 2006	3	73%
Fiscal year ended December 25, 2005	3	64%
Fiscal year ended December 31, 2004	3	70%
Information Technology Services
Fiscal year ended December 31, 2006	4	65%
Fiscal year ended December 25, 2005	4	62%
Fiscal year ended December 31, 2004	3	61%

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

          No customer accounted for more than 10% of net accounts receivable as of December 31, 2006 and December 25, 2005.

Note 2 - SIGNIFICANT ACCOUNTING POLICIES:

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

Fiscal Year End

          The Company had adopted a 52-53 week fiscal period ending on the Sunday closest to the end of the period. Prior to fiscal year 2005, the Consolidated Financial Statements presented all fiscal years to began as of January 1 and end as of December 31 for ease of presentation. This presentation does not have a material effect on the financial condition, results of operation or cash flows. Fiscal 2006 and 2005 include 53 and 52 weeks, respectively.

Use of Estimates

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates. The items that are significantly impacted by estimates include revenue recognition, the assessment of recoverability of goodwill and other intangible assets, allowances related to the collectibility of accounts receivable, and accruals for pending litigation, pension, worker’s compensation and vacation. In addition, the Company uses assumptions to estimate the fair value of stock-based compensation and the warrants in connection with the Series A 7% Mandatorily Redeemable Preferred Stock.

Cash and cash equivalents

          The Company considers all highly liquid investments with maturity dates of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents consist of money market funds, commercial paper, government/federal notes and bonds and certificates of deposit.

Property and Equipment

          Property and equipment are recorded at cost less accumulated depreciation. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which generally range between one and ten years except for Butler’s headquarters facility which has a thirty-year life. In 2005 the headquarters was reclassified as an asset held for sale. Leasehold improvements are amortized using the straight-line method over the related lease or the estimated useful life of the asset whichever is shorter. Upon disposal of property and equipment, the asset and related accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in earnings. Fully depreciated assets are not removed from the accounts until physical disposition. Depreciation expense for the fiscal years ended December 31, 2006, December 25, 2005 and December 31, 2004 was $1.6 million, $1.5 million and $1.9 million, respectively.

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

     Assets Held for Sale

          In February 2005, Butler’s Board of Directors authorized the sale of the Montvale, New Jersey facility and the establishment of worldwide headquarters in Ft. Lauderdale, Florida, where it currently leases office space. The Montvale, New Jersey facility had served as Butler’s worldwide headquarters. Butler has classified the Montvale, New Jersey building and associated land in its balance sheet as “Assets held for sale”.

          As of December 31, 2006, the net carrying value of the property is $8.9 million and the related debt totaled $6.7 million. Depreciation on the facility ceased when the facility was classified as held for sale in February 2005. See Note 14 – Subsequent Events – Other Items for further discussion of the contract for sale of a portion of the Company’s Montvale, New Jersey facility.

     Goodwill and Other Intangible Assets

          Butler accounts for purchases of acquired companies in accordance with SFAS No. 141, “Business Combinations” (SFAS 141) and account for the related goodwill and other identifiable definite and indefinite-lived acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests require significant management judgments and estimates. These estimates are made based on, among other factors, consultations with an accredited independent valuation consultant, reviews of projected future cash flows and statutory regulations. In accordance with SFAS 141, Butler allocates the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Since the entities Butler has acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to Butler’s results of operations. Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill and acquired intangible assets.

          Purchased intangible assets with finite lives are amortized over the estimated economic lives of the assets. Amortization expense for the fiscal years ended December 31, 2006, December 25, 2005 and December 31, 2004 was $44,000, $0 and $0, respectively. Goodwill and purchased intangible assets determined to have indefinite useful lives are not amortized but are reviewed for impairment at least annually at the reporting unit level in accordance with SFAS No. 144. Butler uses the discounted cash flow model and relevant market multiples for comparable businesses to determine fair value used in the goodwill impairment evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting units. Actual results could differ significantly from these estimates or related projections, resulting in impairment and losses related to recorded goodwill balances.

     Fair Value of Financial Instruments

          Butler considers carrying amounts of cash, accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments. Butler’s revolving credit facility and term loans are carried on the financial statements at cost which approximates their estimated fair values because they accrue interest at rates, which generally fluctuate with interest rate trends. The carrying value of Butler’s mortgage note, including the current portion, was $6.7 million as of December 31, 2006, compared to an estimated fair value of $5.7 million using discounted cash flows based on Butler’s incremental borrowing rate. The carrying value of the mortgage note, including the current portion, was $6.8 million as of December 31, 2005, compared to an estimated fair value of $6.0 million using discounted cash flows based on Butler’s incremental borrowing rate. The fair value of letters of credit is determined to be not material, as management does not expect any material losses to result from these instruments because performance is not expected to be required. In addition, Butler approximates the relative fair value of its Series A 7% Mandatorily Redeemable Preferred Stock. As of December 31, 2006, the carrying value of Butler’s Series A 7% Mandatorily Redeemable Preferred Stock and warrants was $6.7 million and $1.8 million, respectively,

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

compared to its fair value of $8.5 million and $2.3 million, respectively. The fair value of the Series A 7% Mandatorily Redeemable Preferred Stock is deemed to be reasonable based on current market rates available to the Company. The fair value of the warrants was based on assumptions using the Black-Scholes valuation model.

     Long-Lived Assets

          We evaluate long-lived assets, such as property and equipment and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated from the use and ultimate disposition of the assets. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     Workers Compensation

          Butler accepts responsibility for certain losses and costs relating to workers’ compensation, and liability insurances including losses incurred but not reported. Butler’s liability is estimated on an undiscounted basis using statistical analysis supplied by Butler’s insurance broker and the insurance industry, and is based upon judgment and historical experience, however, the final cost of many of these claims may not be known for ten years or longer. Butler purchases aggregate protection from Butler’s insurers to limit Butler’s total exposure on these programs. At December 31, 2006 and December 25, 2005 these insurance-related accruals were approximately $3.5 million and $4.2 million, respectively and are included in accrued liabilities.

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

     Defined Pension Plan

          Butler records annual amounts relating to Butler’s defined pension plan based on calculations which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases and turnover rates. Butler reviews these actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally recorded or amortized over future periods. Butler believes that the assumptions utilized in recording its obligations under the plan are reasonable based on Butler’s experience, market conditions and input from its actuaries and investment advisors.

     Stock-Based Compensation

          The Company maintains stock-based compensation plans which allow for the issuance of stock options and restricted common stock to executives and certain employees. Prior to fiscal year 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, because stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. However, expense related to the grant of restricted stock had been recognized in the statement of operations under APB Opinion No. 25. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the Company provided pro forma net income/loss and net income/loss per share disclosures for each period prior to the adoption of SFAS No. 123R, (Revised 2004), “Share-Based Payment” as if it had applied the fair value-based method in measuring compensation expense for its share-based compensation plans.

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

Comparable Disclosures

               The following table illustrates the effect on the Company’s net income and net income per share for the fiscal years ended December 25, 2005 and December 31, 2004 as if it had applied the fair value recognition provisions of SFAS No. 123R to share-based compensation using the Black-Scholes valuation model:

	2005	2004

Net income - as reported	$3,835	$5,842
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	75	56

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(295)	(384)
Less: Preferred stock dividends	(410)	(403)

Net income available to common shareholders - basic pro forma	$3,205	$5,111
Add: Income impact of assumed conversions of preferred stock dividends	410	403

Net income available to common shareholders– diluted pro forma	$3,615	$5,514

Income per share available to common stockholders:
Basic - as reported	$0.33	$0.53
Basic - pro forma	$0.31	$0.50

Diluted - as reported	$0.28	$0.44
Diluted - pro forma	$0.26	$0.42

          The weighted average fair value of options granted during fiscal years 2006, 2005 and 2004 was estimated to be $1.60, $2.28 and $1.06, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions assuming no dividends paid in the foreseeable future:

	2006	2005	2004

Risk-free interest rate	4.76%	4.25%	4.14%
Expected life	5 Years	5 Years	5.9 Years
Expected volatility	55%	66%	83.81%
Dividend rate	0%	0%	0%

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

     Rent Expense

          Minimum rental expenses are recognized over the term of the lease. Butler recognizes minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to occupancy. When a lease contains a predetermined fixed escalation of the minimum rent, Butler recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. Butler also may receive tenant allowances including cash or rent abatements, which are reflected in other accrued expenses on the consolidated balance and are amortized as a reduction to rent expense over the term of the lease. Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based upon use of utilities and the landlord’s operating expenses. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

     Income Taxes

          Butler uses the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Butler periodically assesses recoverability of deferred tax assets. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Butler and its subsidiaries file a consolidated federal tax return. Where management believes that the deduction of an item is supportable for income tax purposes, the item is deducted in its

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

income tax return. However, where treatment of an item is uncertain, tax accruals are established based upon potential exposure of different outcomes. These accruals are recorded in the accompanying consolidated balance sheet in other long-term liabilities, as management believes that these matters are more than one year away from any significant conclusion. Changes to these accruals may occur for varying reasons, such as, but not limited to, a settlement with relevant tax authority, the expiration of statues of limitations for the subject tax year, changes in tax laws, rules and regulations, etc.

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

          For the year ended December 31, 2006, diluted net loss per share does not include 1,474,400 of potential common shares derived from restricted stock and stock options and 1,759,000 of potential common shares derived from convertible preferred stock, respectively, because as a result of the company incurring losses, their effect would have been anti-dilutive. For the years ended December 25, 2005 and December 31, 2004, the average number of options outstanding totaled 743,100 and 1,144,604, respectively, where the exercise price was greater than the average market price of the common shares and therefore, were excluded from the computation of diluted income per share.

     The following table presents the computation of basic and diluted earnings per common share from continuing operations:

	2006	2005	2004

Income/(loss) from continuing operations
	$(471)	$3,585	$5,717
Less: Preferred stock dividends	(428)	(410)	(403)

Income/(loss) - basic earnings per share calculation	(899)	3,175	5,314
Add: Income impact of assumed conversions:
Convertible preferred stock dividend	—	410	403

Income/(loss) - diluted earnings per share calculation	$(899)	$3,585	$5,717

Weighted-average number of common shares:
Basic	10,925	10,373	10,228
Add: Incremental shares from assumed conversions:
Restricted common stock	—	1,140	1,094
Stock options and warrants	—	534	197
Convertible preferred stock	—	1,665	1,641

Assuming dilution	10,925	13,712	13,160

Earnings/(loss) per common share from continuing operations:
Basic	$(0.08)	$0.31	$0.52
Diluted	$(0.08)	$0.26	$0.43

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Adoption of Accounting Standards

          In December 2004, the FASB issued SFAS No. 123R. The Company adopted SFAS No. 123R in the Company’s first quarter of fiscal year 2006. SFAS No. 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123R had a material impact on the Company’s results of operations. See “Stock-based compensation” for further details.

          On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses the views of the SEC Staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. Butler believes that the views provided in SAB 107 are consistent with the approach taken in the valuation and accounting associated with share-based compensation issued in prior periods as well as those issued during 2006.

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

          In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Obligations, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). The standard requires companies to recognize in their balance sheets any over or under-funded benefit obligations of each defined benefit pension and other postretirement plans. The resulting balance sheet adjustment is offset by a corresponding adjustment to other comprehensive income, net of deferred tax effects. The adoption of SFAS 158 in the fourth quarter of fiscal 2006 did not have a material impact on the Company’s financial position or results of operations.

New Accounting Standards

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

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company in fiscal 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows, and results of operations.

          In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This Statement replaces FASB SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and inter im periods within those fiscal years, beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Note 3 - ACQUISITIONS:

          In 2004, Butler notified the Chief Executive Group, L.P. (“CE Group”) of Butler’s intent to initiate legal proceedings to foreclose on all of Chief Executive Magazine, Inc.’s (“Chief Executive”) property and assets due to Chief Executive’s inability to repay its obligations to us. See Note 12, Related Party Transactions, for additional information. Negotiations for the non-judicial transfer to Butler of all the assets and certain liabilities of Chief Executive were substantially completed and Butler acquired Chief Executive’s assets in December 2005. General Electric Capital Corporation (“GECC”), Butler’s principal debt holder, consented to the foreclosure on the Chief Executive property and assets.

          Butler intends to hold and operate the net assets of Chief Executive acquired through foreclosure. The acquisition has been accounted for as a purchase subject to the provision of SFAS No. 141. The net assets were recorded at fair value in December 2005. In connection with the determination of the fair value of the Chief Executive’s net assets, Butler obtained an independent appraisal to assist in the fair value allocation.

          The net assets acquired through the foreclosure total $4.1 million and include goodwill of $2.2 million and intangible assets of $1.7 million. Of the $1.7 million of acquired intangible assets, $1.5 million was assigned to registered trademarks that are not subject to amortization. The remaining $.2 million of acquired intangible assets has a weighted average useful life of approximately four years. The intangibles that make up that amount include subscriber relationships of $0.2 million (4-year weighted-average useful life) and $0.1 million of advertiser relationships (4-year weighted-average useful life).

          The goodwill of $2.2 million was assigned to the “Other” segment.

          As the net tangible assets were acquired in late December 2005, the results of operations of Chief Executive have not been included in our Consolidated Statements of Operations for the year ended December 25, 2005. The future operating results of Chief Executive are expected to be immaterial to the operating results of Butler when taken as a whole. Pro forma financial information has been excluded, as the information is considered immaterial. Approximately $4.1 million in net accounts receivable and net notes receivable were converted to equity upon the foreclosure.

Note 4 - DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

          Details of certain balance sheet accounts are as follows:

	As of

	December 31, 2006	December 25, 2005

Accounts Receivable:
Trade accounts receivable	$44,596	$45,387
Other including unbilled revenue	7,053	9,460
Allowance for doubtful accounts	(1,292)	(1,601)

	$50,357	$53,246

Property and Equipment:

Motor vehicles and equipment	$6,946	$6,663
Computer hardware and software	18,423	16,862
Leasehold improvements	712	560

	26,081	24,085
Less accumulated depreciation	(22,644)	(21,059)

	$3,437	$3,026

Accounts payable and accrued liabilities:
Accounts payable	$2,543	$4,639
Payroll and related benefits	7,337	10,418
Pension and other deferred benefits	2,984	2,741
Insurance-related payables	3,493	4,198
Accrued legal costs	39	243
Accrued audit costs	305	362
Taxes other than income taxes	3,603	2,629
Accrued restructuring charges	1	117
Bank overdraft	1,766	779
Other accrued liabilities	3,051	2,153

	$25,122	$28,279

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

                    Other accrued liabilities are comprised of a volume discounts accrual, sales reserve, utilities accrual, professional fees and security deposit of our real estate lessees.

Note 5 - GOODWILL AND OTHER INTANGIBLE ASSETS:

                    On June 30, 2006, 2005 and 2004 Butler performed its annual goodwill impairment evaluation. To determine the implied fair value of each of its reporting units, Butler used a present value technique (discounted cash flows) corroborated by market multiples for all reporting units. The 2006, 2005 and 2004 evaluation indicated that there was no impairment of its goodwill.

     The carrying amount of goodwill for the years ended December 31, 2006, December 25, 2005 and December 31, 2004 by operating segment, was as follows:

	Technical Services	Telecomm- unication Services	Information Technology Services	Other	Total

Balance at December 31, 2004	$18,581	$7,803	$7,615	—	$33,999
Goodwill acquired	—	—	—	2,227	2,227

Balance at December 25, 2005	18,581	7,803	7,615	2,227	36,226
Goodwill acquired	—	—	—	—	—

Balance at December 31, 2006	$18,581	$7,803	$7,615	$2,227	$36,226

                    The net increase in goodwill reflects the acquisition through foreclosure of Chief Executive. See Note 3, Acquisitions.

                    All identifiable intangible assets as of December 31, 2006 are being amortized on a straight-line basis over the lives of the intangible assets. The weighted average amortization period for all of the identifiable intangible assets is four years. Estimated amortization expense in fiscal years 2007 through 2011 is $44,000 per year. There was no amortization expense in 2005.

          The net carrying value of the identifiable intangible assets for the years ended December 31, 2006 and December 25, 2005 is as follows:

	December 31, 2006		December 25, 2005

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Subscriber relationships	$130	$32	$130	$—
Advertiser relationships	51	12	51	—

	$181	$44	$181	$—

Indefinite lived intangible assets:
Trademark	$1,493		$1,493

Total other Intangible assets, net	$1,630		$1,674

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Note 6 - EMPLOYEE BENEFIT PLANS:

          Defined Benefit Plan

          Butler maintain a noncontributory defined benefit pension plan (the “Plan”). Benefits under the Plan are determined based on earnings and period of service. Butler funds the Plan in accordance with the minimum funding requirements of the Employees Retirement Income Security Act of 1974. A participant’s Employee Stock Option Plan (“ESOP”) credits reduced benefits payable under the Plan. Effective June 1997, retroactive to December 31, 1996, Butler froze future benefit accruals under the Plan and ESOP. Butler uses a December 31 measurement date.

          On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires, among other things, the recognition of the funded status of each defined benefit pension plan and each other postretirement benefit plan on the balance sheet. The impact of the implementation of the standard due to previously unrecognized prior service cost and actuarial gains/losses not recognized in current year expense is recognized in accumulated other comprehensive income/loss, a component of stockholders’ equity.

          SFAS No. 158 has a provision requiring a measurement date equal to the balance sheet date for companies with fiscal years ending after December 15, 2008. The Company has chosen to adopt the measurement date provision during the fourth quarter of fiscal 2006. There was no effect on the pension liability and accumulated other comprehensive loss as result of the implementation of SFAS No. 158.

          The benefit obligation, fair value of plan assets, and funded status of the Company’s defined benefit pension plan are as follows as of the fiscal years ended:

	Defined Benefit Pension Plan

	December 31, 2006	December 25, 2005

Change in Benefit Obligation
Benefit obligation at beginning of year	$2,856	$2,632
Service cost	—	—
Interest cost	154	148
Plan participants’ contributions	—	—
Actuarial loss (gain)	24	195
Benefits paid	(311)	(119)

Benefit obligation at end of year	$2,723	$2,856

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

	Defined Benefit Pension Plan

	December 31, 2006	December 25, 2005

Changes in Plan Assets
Fair value of plan assets at beginning of year	$2,421	$2,660
Actual return on plan assets	158	(120)
Employer contributions	—	—
Plan participants’ contributions	—	—
Benefits paid	(311)	(119)

Fair value of plan assets at end of year	$2,268	$2,421

Funded status at end of measurement year	$(455)	$(435)
Employer contributions after measurement date	—	—

Funded status at end of fiscal year	$(455)	$(435)

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

          The Plan’s asset allocations at December 31, 2006 and December 25, 2005, by asset category were as follows:

	2006	2005

Equity securities	94%	94%
Cash and cash equivalents	6%	6%

	100%	100%

          Amounts recognized in accumulated other comprehensive loss for the defined benefit pension plan consists of the following for the fiscal years ended:

	2006	2005	2004

Interest cost	$154	$148	$148
Return on assets	(192)	(211)	(190)
Recognized net actuarial loss/(gain)	63	31	36
Settlement losses	—	—	—

Net periodic pension expense/(income)	$25	$(32)	$(6)

	2006	2005	2004

Net loss (gain)	$(128)	$1,263	$—
New prior service cost (credit)	—	—	—
Amortization of transition obligation	—	—	—
Amortization of prior service	—	—	—

Total recognized in other comprehensive income	(128)	1,263	—

Net periodic pension expense/(income)	$(103)	$1,231	$(6)

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

          The estimated net loss (gain) and prior service cost for the plan that will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year are $54,000 and $0, respectively.

               The weighted-average assumptions were as follows:

	2006	2005	2004

Weighted average assumptions used to determine funded status:
Discount rate	5.66%	5.41%	5.66%
Rate of compensation increase (1)	n/a	n/a	n/a

Weighted average assumptions used to determine net periodic pension costs:
Discount rate	5.41%	5.66%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase (1)	n/a	n/a	n/a

(1) Not applicable as future benefit accruals were frozen.

          Butler’s pension assets are currently invested in domestic and international stocks and money market funds. Butler employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Current market conditions as well as forward-looking return expectations are evaluated vis-à-vis the demographics of the plan’s participants, as part of Butler’s investment policy process. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. As a result asset allocations may vary over time as management tries to achieve a desired total asset return over the long term, with an accepted level of risk in the shorter term. Investment risk is measured in terms of likely volatility of annual investment returns, pension expense and funding requirements and monitored on an ongoing basis through periodic investment portfolio reviews. Butler also uses a third party to provide investment-consulting services.

          Equity securities include 61,900 shares of Butler International Inc. common stock as of December 31, 2006 and December 25, 2005. The market value of these equity securities is approximately $128,000 (5.7% of total plan assets) and $207,000 (8.6% of total plan assets) at December 31, 2006 and December 25, 2005, respectively.

          The estimated future benefit payments to be paid from the Company’s defined benefit pension plan, which reflect expected future service, are as follows for the fiscal year ending:

2007	2008	2009	2010	2011	2012-2016

$ 56	$ 69	$ 85	$ 107	$ 131	$ 905

          401(K) Plan

          Butler provides a 401(k) savings plan. Butler made matching contributions of approximately $0.6 million in 2006 and $1.2 million in 2005.

          Butler maintains a supplemental executive retirement plan (“SERP”) for certain key employees. This plan allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax-deferred earnings, plus investment earnings on the deferred balances, as a retirement fund. Participants do not receive a Company match on any of these deferrals. All employee deferrals vest immediately. As of December 31, 2006 and December 25, 2005, the SERP plans totaled $2.1 million and $2.0 million, respectively.

          Postemployment and Postretirement Benefits

          Butler currently does not provide postemployment and postretirement benefits other than the benefit plans stated above.

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Note 7 -COMMITMENTS AND CONTINGENCIES:

Debt Agreements

               Debt is summarized as follows:

	2006	2005

Revolving credit facility expiring 2008 with average interest rate of 8.98% for 2006 and 6.25% for 2005	$35,191	$30,799
Variable-rate Term Loan A due 2006 with average interest rate of 9.48% for 2006 and 6.75% for 2005	—	9,000
Variable-rate Term Loan B due 2008 with average interest rate of 9.48% for 2006 and 6.75% for 2005	15,000	18,000
6.85% mortgage note due 2012	6,686	6,769
Series A 7% Mandatorily Redeemable Preferred Stock, net due 2011	6,730	—

	63,607	64,568
Less current portion	(90)	(8,082)

	$63,517	$56,486

          At December 31, 2006 the aggregate principal amounts of long-term debt and mandatorily redeemable preferred stock scheduled for repayment for the years 2007 through 2011 are as follows:

2007	2008	2009	2010	2011	Thereafter	Total

$ 90	$ 50,284	$ 101	$ 109	$ 6,847	$ 6,176	$ 63,607

          In 2007 the Company obtained an amendment to its credit agreement extending its revolving credit facility to February 1, 2008. The debt obligations of our subsidiaries, Butler Service Group, Inc. (“BSG”) and Butler New Jersey Realty Corporation (“BNJRC”), are reflected in the Company’s consolidated balance sheet. In order to obtain favorable terms, guarantees of subsidiary debt are issued to lending institutions requiring the parent company to repay the debt should BSG or BNJRC default on their debt obligations. At December 31, 2006, all of the Company’s consolidated debt is subject to these guarantees. Under the terms of the debt agreement, transfer of funds to the parent company by BSG is restricted. BSG and BNJRC hold approximately 84.6% and 6.1%, respectively, of Butler’s consolidated assets.

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

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

          In fiscal 2006 and 2005 the Company received limited waivers to waive certain reporting and ratio covenants resulting in the compliance with its covenants.

          At December 31, 2006 $35.2 million was outstanding under the revolving credit facility and an additional $3.3 million was used to collateralize letters of credit. The interest rate in effect at December 31, 2006 was 10.25%. At December 31, 2006, $15.0 million was outstanding under Term Loan B with an effective interest rate of 10.75%. Term Loan A was repaid as of December 31, 2006.

          On September 1, 2005, we entered into an Eleventh Amendment to Credit Agreement with GECC, pursuant to which the termination date of the credit facility was extended from April 1, 2006 to July 1, 2006.

          On December 1, 2005, we entered into a Twelve Amendment to Credit Agreement with GECC, pursuant to which the termination date of the credit facility was extended from July 1, 2006 to October 1, 2006.

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

          On December 15, 2006, Butler issued to certain institutional, non-institutional investors and related parties $8.5 million in shares of Series A 7% Mandatorily Redeemable Preferred Stock and warrants to purchase 2,125,000 shares of the Company’s common stock at $2.00 per share in a private placement. The warrants are callable under certain circumstances. Each share of preferred stock, along with warrants to purchase 250 shares of the Company’s common stock, was issued at a price of $1,000. The preferred stock shares are not convertible into Common Stock. Additionally, in connection with the offering, we retired $6.0 million in long-term debt with GECC and applied the remainder of $2.5 million to the Revolving Credit Facility, also with GECC.

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

          The Monroe Term Loan matures on the earlier of August 29, 2012 or at such time as the Series A 7% Mandatorily Redeemable Preferred Stock or the GECC Senior Revolving Loan expires. The Series A 7% Mandatorily Redeemable Preferred Stock is redeemable July 11, 2011. The Monroe Term Loan is subject to the lien of Butler’s secured lender, GECC, with whom Butler has also reached an agreement to extend the maturity date of its Senior Revolving Loan of $45 million to February 1, 2008.

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

          On November 6, 2007, Butler entered into a Consent and Waiver to Third Amended and Restated Credit Agreement with GECC effective October 31, 2007, whereby GECC waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Also, on November 6, 2007 Butler entered into a Consent and Waiver to Second Lien Credit Agreement with Monroe effective October 31, 2007 whereby Monroe waived defaults and events of default arising from Butler’s failure to deliver 2006-year end financial information. Both consents provide that defaults will be reinstated if 2006 year-end financial information is not provided by November 30, 2007.

          On December 7, 2007, Butler entered into a Consent and Waiver to Third Amended and Restated Credit Agreement with GECC effective December 1, 2007, whereby GECC waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Also, on December 10, 2007 Butler entered into a Consent and Waiver to Second Lien Credit Agreement with Monroe effective December 1, 2007 whereby Monroe waived defaults and events of default arising from Butler’s failure to deliver 2006-year end financial information. Both consents provide that defaults will be reinstated if 2006 year-end financial information is not provided by December 31, 2007. Butler is subject to a $25,000 per month penalty if the 2006-year end financial information is not provided by December 31, 2007. In fiscal 2006 and 2005 the Company received a limited waiver to waive certain reporting and ratio covenants resulting in the compliance with its covenants.

          On January 11, 2008, Butler entered into a letter agreement with GECC dated as of January 9, 2008, whereby GECC agreed to forbear from the exercise of any of their rights and remedies available under the Senior Revolving Loan through February 1, 2008, as a result of Butler’s failure to deliver to GECC certain of our financial information from fiscal year 2006.

          On January 16, 2008, Butler entered into a letter agreement with Monroe dated as of January 15, 2008, whereby Monroe agreed to forbear from the exercise of any of their rights and remedies available under the Monroe Term Loan through February 1, 2008, as a result of Butler’s failure to deliver to Monroe certain of our financial information from fiscal year 2006.

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

          Pursuant to the first funding of the Securities Purchase Agreement, we issued to LLCP an unsecured note in the original principal amount of $2.5 million (the “Unsecured Note”) with a 15% interest rate and a maturity date of August 14, 2006. Also in connection with the $35 million Securities Purchase Agreement, we granted LLCP the right to purchase an aggregate of 1,041,254 shares of the Company’s common stock pursuant to a warrant (the “Warrant”) which would have been exercisable for a period of ten years at an exercise price of $2.13 per share. The common shares that would have been issuable upon conversion of the Warrants would have been covered by a Registration Rights Agreement (the “Registration Rights Agreement”). If the $35million funding were to have been completed, we would have outstanding to LLCP $10 million aggregate principal amount of Secured Senior Term Notes with an interest rate of LIBOR plus 6.75% and $25 million aggregate principal amount of Secured Senior Subordinated Notes with an interest rate of LIBOR plus 9.75%, both with a maturity date of June 30, 2011. Pursuant to the terms of a Letter Agreement with LLCP, we would have agreed to pay an increased rate of interest on these Term Notes and Subordinated Notes if we had not paid at least $7 million of indebtedness to LLCP by June 31, 2007.

          We repaid $1 million of the $2.5 million Unsecured Note on August 14, 2006. The remaining $1.5 million was repaid on August 25, 2006.

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

          On October 6, 2006, we announced the termination of the Securities Purchase Agreement with LLCP.

          On December 27, 2006, the Company, along with certain of its subsidiaries and principal shareholders, entered into a Settlement Agreement and Mutual Release with Levine Leichtman Capital Partners III, L.P. (“Levine Leichtman”), in full and final settlement of litigation between the parties. The agreement provides for a payment by the Company to Levine Leichtman in the sum of $1,265,000, which was paid in full during 2007, as provided for in the Securities Purchase Agreement dated June 30, 2006 among Levine Leichtman, the Company and certain of its subsidiaries. The agreement also confirmed the termination of the warrant for the purchase of 1,041,254 shares of Common Stock that the Company had issued to Levine Leichtman. The final settlement of $1,265,000 and the related professional and legal fees of $811,000 were expensed during the year ended December 31, 2006. These expenses are classified as "other expenses" on the Company's statement of operations.

          Letters of Credit

          Butler has standby letters of credit in the amount of $3.3 million as collateral against its insurance program. These letters are renewed annually.

          Facility Mortgage

          At December 31, 2006 Butler has $ 6.7 million outstanding on a 10-year, $7.0 million mortgage for its Montvale, New Jersey facility. The mortgage note has a fixed interest rate at 6.85%. The mortgage note contains various financial and other covenants including the requirement to meet certain fixed charge coverage and liquidity amounts. Butler was in compliance with all covenants at December 31, 2006.

          Interest Rate Risk Management

          Butler may use interest rate swap agreements from time to time to manage the impact of interest rate changes on underlying floating-rate mortgage. During 2006, 2005 and 2004, the Company did not enter into any swap agreements.

          Sale of Preferred Stock

          On December 15, 2006, Butler issued to certain institutional, non-institutional investors and related parties $8.5 million in shares of Series A 7% Mandatorily Redeemable Preferred Stock and vested warrants to purchase 2,125,000 shares of the Company’s common stock at $2.00 per share, in a private placement. The warrants are callable under certain circumstances. Each share of preferred stock, along with warrants to purchase 250 shares of the Company’s common stock, was issued at a price of $1,000 per share.

          Butler’s Series A 7% Mandatorily Redeemable Preferred Stock consists of 8,500 outstanding shares, has no voting rights, except in limited circumstances, and is not convertible into common stock. The Series A 7% Mandatorily Redeemable Preferred Stock accrues dividends at the rate of 7% per annum, based upon a liquidation value of $1,000 per share, payable in cash. The aggregate liquidation preference at December 31, 2006 was $8.5 million.

          The preferred stock is classified as a liability in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. (“ SFAS No. 150”) This Statement establishes standards for how an issuer classifies and measures in its statement of financial position, certain financial instruments with characteristics of both liabilities and equity and changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities in the statement of financial position.

          In accordance with  APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the relative fair value method is appropriate in determining the initial measurement of financial instruments that fall under its guidelines. The net proceeds received from the issuance of such instruments would be allocated to the preferred stock and the warrants based on relative fair values. As such, the relative fair value allocated to the preferred shares and warrants totaled $6.7 million and $1.8 million, respectively. The fair value of the warrants will be amortized over the term of 5 years using the effective interest method. The redemption date of the preferred stock is July 11, 2011.

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

          For the year ended December 31, 2006, the Company recorded a charge of $20,000 representing the amortization of these warrants as interest expense.

          In connection with the Offering, the Company entered into a Registration Rights Agreement with the Investors, pursuant to which the Company granted the Investors certain registration rights with respect to the Shares. The Shares sold to the Investors have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. Additionally, in connection with the Offering, the Company retired $6.0 million in long-term debt with GECC and applied the remainder $2.5 million towards the Revolving Credit Facility, also with GECC. Also see Note 14 Subsequent Events – “Other Items” for additional discussion of the Series A 7% Mandatorily Redeemable Preferred Stock.

          Leases

          Butler has operating leases for office space, furniture and computer and office equipment. Substantially all of the property leases provide for increases based upon use of utilities and lessors’ operating expenses. Net rent expense for the fiscal years ended December 31, 2006, December 25, 2005 and December 31, 2004 was approximately $3.5 million, $2.5 million, and $2.3 million respectively. Butler had rental income for the fiscal years ended December 31, 2006, December 25, 2005 and December 31, 2004 of approximately $0.6 million, $1.0 million, and $1.3 million respectively. Also see Note 2 – Asset Held for Sale discussion regarding the sale of a portion of our Montvale, New Jersey facility and the related leaseback arrangement.Estimated minimum future rental commitments under non-cancelable leases at December 31, 2006 are as follows:

2007	2008	2009	2010	2011	Thereafter	Total

$ 2,608	$ 1,748	$ 1,122	$ 547	$ 518	$ 639	$ 7,182

          Other

          Butler and its subsidiaries are parties to various legal proceedings and claims incidental to their normal business operations for which no material liability is expected beyond which is recorded. While the ultimate resolution is not known, management does not expect that the resolution of such matters will have a material adverse effect on Butler’s consolidated financial statements and results of operations.

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

(iii.)

The current directors with outstanding loans from Butler shall, subject to certain limitations, repay certain outstanding loans through cash payment or tender to Butler of shares of stock of Butler, provided that the closing price of the common or preferred stock reaches or exceeds $10.00 per share, averages $10.00 per share over a period of thirty consecutive days, and does not fall below such $10.00 per share purchase price prior to repayment (see Note 18 of Notes to Consolidated Financial Statements.); and Butler will pay the legal fees and disbursements of Knott Partners, L.P. and Old Oak Partners, LLC related to the lawsuit, not to exceed $400,000.

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Note 8 – STOCKHOLDER’S EQUITY

          Stockholder’s Equity at December 31, 2006 totaled $22.2 million, approximately a $2.1 million increase from $20.1 million at December 25, 2005. This increase is primarily attributable to the issuance of vested warrants related to the sale of the Company’s Series A 7% Mandatorily Redeemable Preferred Stock (see Note 7) totaling $1.8 million, the issuance of common shares for an amendment fee related to the Company’s credit facility totaling $0.4 million, stock based compensation of $0.3 million and offset by dividends of $0.4 million and net loss for the year ended December 31, 2006 of $0.5 million.

Employee Stock Purchase Plan

          The Butler International, Inc. 1990 Employee Stock Purchase Plan (the “ESP Plan”) made available $2.5 million for loans to officers, directors and other key employees to purchase Butler International, Inc. stock. Loans under ESP Plan are non-recourse, non-interest bearing loans that were used to purchase shares of the common stock at market value. Therefore, no compensation expense was recognized when the loans were granted in accordance with APB No.25. Under the provisions of the ESP Plan, Butler may reduce the amount due with respect to each loan by 25 percent of the original principal balance on successive anniversary dates of the loan provided the employee has not terminated his employment for any reason other than that permitted by the ESP Plan. The amount of the loan forgiveness is included in compensation expense in the year the loan is forgiven. Two loans totaling $37,000 were forgiven in fiscal 2004 in connection with the resignations of two non-director executives. No loans were forgiven in fiscal 2006 and 2005. The loans are collateralized by the shares of the stock purchased and each individual has entered into a pledge agreement and has executed a secured non-recourse promissory note. One loan totaling $42,000 was repaid during fiscal 2004. The outstanding balance of the ESP Plan loans is classified as a reduction in stockholders’ equity on the consolidated balance sheet. At December 31, 2006 and December 25, 2005, there is $792,000 of these loans outstanding.

Stock Incentive Plans

          Butler has in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel. We have adopted a 1985 non-qualified Stock Option Plan, a 1989 Directors Option Plan, a 1992 Stock Option Plan, and a 1992 Stock Option Plan for Non employee Directors. Options granted under the 1992 and 1985 stock plans expire ten years from the date they were granted and vest over service periods that range between zero to five years. There were a total of 3,950,000 shares authorized under these plans. Options granted under the 1989 and 1992 Directors Stock Option Plans expire five and ten years, respectively, from the date of grant and vest immediately. There were a total of 937,500 shares authorized under the director plans.

          In 2002, the stockholders approved the 2002 Stock Incentive Plan. In 2004, the stockholders approved an amendment to the 2002 Stock Incentive Plan to increase the number of shares authorized under this plan from 1,500,000 to 2,000,000.

          In 2003, the stockholders approved the 2003 Stock Incentive Plan. We may grant up to 5,000,000 shares of common stock under this plan. Upon the approval of the 2003 Stock Incentive Plan, the Board of Directors can no longer grant awards under our other stock option and stock bonus plans, except for the 2002 Stock Incentive Plan. As of December 31, 2006, under the 2002 and 2003 Stock Incentive Plans there were 6,231,600 shares available for future issuance.

          During the years ended December 31, 2006 and December 25, 2005, the Company granted 5,000 and 155,000 stock options to its employees through the 2002 Stock Incentive Plan, respectively. Zero and 126,000 stock options were granted to its non-employee directors during the years ended December 31, 2006 and December 25, 2005 through the 2002 Stock Incentive Plan, respectively.

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

          During the year ended December 31, 2004, Butler granted 57,500 and 250,000 stock options to its employees through its 2002 and 2003 Stock Incentive Plans, respectively. Also during 2004, Butler granted 126,000 stock options to its non-employee directors through its 2002 Stock Incentive Plan.

Following is a summary of stock option activity for the fiscal years ended December 31, 2006, December 25, 2005 and December 31, 2004:

	2006		2005		2004

	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Outstanding balance at beginning of year	1,946,600	$4.55	1,853,958	$4.57	1,562,958	$5.67
Granted	5,000	3.05	281,000	3.89	433,500	1.81
Exercised	(10,000)	2.12	(102,333)	2.10	—	—
Canceled	(75,000)	5.00	—		(105,000)	10.03
Expired	(56,100)	5.70	(86,025)	3.28	(37,500)	3.33

Outstanding balance at end of year	1,810,500	$4.51	1,946,600	$4.55	1,853,958	$4.57

Options exercisable at end of year	1,666,333	$4.68	1,668,650	$4.74	1,454,903	$5.25

          Summarized below are stock options outstanding under the Company’s option plans at December 31, 2006:

	Options Outstanding			Options Exercisable

Range Of Exercise Prices	Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 - $1.85	516,500	7.5	$1.56	422,333	$1.51
$2.12 - $3.25	682,000	5.1	2.47	668,667	2.47
$4.29 - $6.68	131,000	5.8	4.89	94,333	5.12
$7.33 - $9.69	321,250	2.5	8.08	321,250	8.08
$11.25 -$17.68	159,750	1.8	15.24	159,750	15.24

Total	1,810,500	5.1	$4.51	1,666,333	$4.68

          The weighted-average grant date fair value of options granted during the fiscal years ended 2006, 2005 and 2004 were $1.60, $2.28 and $1.06, respectively. There were 10,000, 102,333 and zero stock options exercised during fiscal years ended 2006, 2005 and 2004, respectively. The total intrinsic value of options exercised during the fiscal years 2006 and 2005 was $8,600 and $167,000, respectively. The aggregate intrinsic value of 498,500 in the money exercisable options totaled $192,000 that represents the total pretax intrinsic value, (the difference between the Company’s closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock.

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

          Stock-based compensation expense for option awards during the fiscal years ended 2006, 2005 and 2004 totaled of $210,000, $0 and $0, respectively. As of December 31, 2006, the Company had $0.1 million of total outstanding unrecognized compensation costs related to option awards that are expected to be recognized on a straight line basis over a weighted average period of 0.5 years.

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

          Changes in the outstanding shares of restricted stock for the year ended December 31, 2006 were as follows:

	Number of Shares	Weighted Average Grand Price

Nonvested Shares at December 25, 2005	1,190,100	$1.31
Granted	30,000	3.05
Vested and issued	(1,123,433)	1.14
Forfeited or expired	(33,333)	5.00

Nonvested Shares at December 31, 2006	63,334	$2.42

          In March 2006, Butler granted 30,000 shares of restricted stock to five of its executive officers. The market value on the date of the grant was $91,500. The stock is restricted for three years, subject to forfeiture or acceleration of vesting upon certain events. We are amortizing the cost of these shares over a three-year period.

          In June 2005, Butler granted 97,651 shares of unrestricted stock to Butler’s Chief Executive Officer under the 2003 Stock Incentive Plan in lieu of bonus payments owed to him. The market value on the date of the grant was $365,428, which was expensed fully during the quarter ended June 26, 2005.

          In April 2005, Butler granted 50,000 shares of restricted stock to Butler’s Chief Financial Officer in connection with his employment. The market value on the date of the grant was $250,000. The stock was restricted for three years, subject to forfeiture or acceleration of vesting upon certain events. Butler was amortizing the cost of these shares over a three-year period.

          On January 8, 2007, the Company announced that the employment of Thomas J. Considine, Jr. as Senior Vice President and Chief Financial Officer of the Company was terminated effective December 31, 2006. The Company’s Senior VP – Finance assumed additional responsibilities as a result of this organizational change. An accrual of $300,000 was made in December 2006 relating to severance payments due to Mr. Considine pursuant to his employment agreement. Mr. Considine’s severance was paid in the first quarter of fiscal 2007. Additionally, during the quarter ended December 31, 2006, the Company cancelled 33,333 shares of nonvested restricted stock granted to Mr. Considine in April 2005.

          In October 2004, Butler granted 100,000 shares of restricted stock to Butler’s Chief Executive Officer. The market value on the date of the grant was $185,000. The stock is restricted for three years, subject to forfeiture or acceleration of vesting upon certain events. Butler is amortizing the cost of these shares over a three-year period.

          Stock-based compensation expense for nonvested awards during the fiscal years ended 2006, 2005 and 2004 totaled of $105,000, $490,000 and $72,000, respectively. As of December 31, 2006, the Company had $0.1 million of total outstanding unrecognized compensation costs related to 63,334 nonvested shares that are expected to be recognized on a straight line basis over a weighted average period of 1.47 years.

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Common Stock

          During fiscal 2006, the Company issued 145,000 shares of common stock to GECC in connection with various amendments to its Credit Agreement, which among other things, extended the term of the its credit facility and two term loans. Butler expensed the cost of these shares totaling $0.4 million as interest expense.

          In September and December 2005, Butler issued 75,000 shares of common stock at $3.85 per share and 35,000 shares at $3.35 per share of common stock, respectively to GECC in connection with an amendment to its Credit Agreement, which among other things, extended the term of the its credit facility and two term loans for one year. Butler expensed the cost of these shares as interest expense.

          In July 2004, Butler issued 25,000 shares of common stock at $2.40 per share to GECC in connection with an amendment to its Credit Agreement, which among other things, extended the term of the its credit facility and two term loans for one year. Butler is amortizing the cost of these shares over one year.

Treasury Stock

          There were 30,052 shares of common stock held in treasury as December 31, 2004. In fiscal 2005, 22,100 common shares in treasury were issued to a former employee for the conversion of Series B Preferred Shares to common shares and the remaining 7,952 shares in treasury were issued to an employee in lieu of a cash bonus. There were no shares in treasury at December 31, 2006 and December 25, 2005.

Cumulative Convertible Preferred Stock

          Butler’s Series B Cumulative Convertible Preferred Stock (“Series B Preferred Shares”) accrues dividends at the rate of 7% per annum, based upon a liquidation value of $1.00 per share, payable in cash or in-kind at the option of the holder. The aggregate liquidation preference at December 31, 2006 and December 25, 2005 was approximately $6,492,402 and $6,065,000, respectively. In fiscal years 2006, 2005 and 2004, dividends in-kind amounting to approximately $427,000, $317,000 and $89,000 respectively, were paid to the holders of Series B Preferred Shares. Series B Preferred Shares are convertible at the election of the holder at a ratio of one Series B Preferred Share to 0.285 Common Shares. In fiscal 2005, there was $93,000 accrued for preferred dividend payments; however since all cash payments of preferred dividends were suspended in accordance with the provisions of the GECC credit facility, this accrual has not been paid.

Accumulated Other Comprehensive Loss

          The components of and changes in accumulated other comprehensive loss are as follows:

	Foreign Currency Adjustments	Minimum Pension Liability	Accumulated Other Comprehensive Loss

Balance at December 31, 2004	$(10)	$—	$(10)
Change in fiscal 2005	(9)	(770)	(779)

Balance at December 25, 2005	(19)	(770)	(789)
Change in fiscal 2006	(29)	78	49

Balance at December 31, 2006	$(48)	$(692)	$(740)

          The income tax expense/(benefit) associated with the minimum pension liability adjustment was $50,000 and $(493,000) in fiscal 2006 and fiscal 2005, respectively. The currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Note 9 - INCOME TAXES:

               The components of income tax expense/(benefit) are as follows:

	2006	2005	2004

Current taxes
Federal	$—	$—	$—
State	49	27	25

Total current taxes	49	27	25
Deferred tax expense (benefit)	1,424	2,304	(1,155)

Income tax expense (benefit)	1,473	2,331	(1,130)
Deferred tax expense (benefit) on discontinued operations	—	—

Total income tax expense (benefit)	$1,473	$2,331	$(1,130)

                    The valuation allowance for deferred tax assets as of December 31, 2006 was $2,368,000. The net change in the total valuation allowance for the year ended December 31, 2006 was a net increase of $58,000. Significant components of Butler’s deferred tax assets/(liabilities) as of December 31, 2006 and December 25, 2005 are as follows:

	2006	2005

Current Deferred Tax Assets (Liabilities):
Bad Debts / Allowance for doubtful accounts	$(310)	$250
Accruals not currently deductible	3,703	4,623
Other	314	(186)
Valuation Allowance	(774)	—

Net current deferred tax asset	2,933	4,687

Non-Current Deferred Tax Assets (Liabilities):
Depreciation, amortization and goodwill impairment	773	1,605
Other	71	71
Tax loss carry forwards	7,149	6,339
Tax credit carry forwards	645	617
Valuation allowance	(1,594)	(2,310)

Net non-current deferred tax asset	7,044	6,322

Net deferred tax assets	$9,977	$11,009

The reconciliation between the income tax expense/(benefit) computed by applying the federal statutory rate to income from continuing operations before income taxes to the actual expense/(benefit) is as follows:

	2006	2005	2004

Income tax expense (benefit) at statutory rate	$341	$2,011	$1,560
Disallowed portion of business meals and entertainment	86	66	74
Excess compensation under Sec. 162(m)	291	211	288
State income tax	220	203	37
Changes in valuation allowance	58	50	201
Build up (reversals) for certain tax positions	436	(167)	(3,278)
Other including federal graduated and foreign tax rate differentials	41	(43)	(12)

Income tax expense (benefit)	$1,473	$2,331	$(1,130)

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

                    As of December 31, 2006, Butler has approximately $10.6 million of federal loss carry forwards which will expire in various years between 2023 and 2026. In addition to those loss carryovers, Butler has approximately $0.6 million in tax credits available to offset future years’ taxes. Most of these credits relate to federal alternative minimum taxes paid and have an unlimited carryover life. Management believes that it is more likely than not that these federal loss and credit carryovers will be realized and, therefore, the income tax benefit has been recognized. Butler also has tax-effected state net operating losses of approximately $2.1 million, which will expire in various years between 2007 and 2026. Management has reserved approximately $.9 million as a valuation allowance for the state loss carryovers and credits that it does not believe will be realized.

                    At the end of 2002, Butler had approximately $2.7 million of U.K. net operating loss carry forwards available to reduce future U.K. taxable income. Because of Butler’s sale of the U.K. business in 2003, the deferred tax assets associated with these future benefits were written off. This sale created a capital loss carry forward for U.S. tax purposes. Butler has approximately $4.3 million of federal capital loss carry forwards which expire in 2008, the bulk of which relate to this U.K. sale. As it is more likely than not that the Company will not be able to realize any significant benefit from this carryover, a valuation allowance was established against most of this deferred tax asset.

Note 10 - DISCONTINUED OPERATIONS:

          On May 30, 2003, Butler sold the UK Operations. The sale agreement included a provision that entitled Butler to additional cash payments for the two-year period ending May 31, 2005 if the sold business achieved certain minimum performance targets and utilized certain tax benefits. These contingent payments were recognized as income from discontinued operations. In fiscal 2005 and fiscal 2004, the Company received $250,000 and $125,000, respectively, of additional proceeds from its sale of the UK operations.

Note 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                     The following table sets forth non-cash investing and financing activities and other cash flow information:

	2006	2005	2004

Cash received during the period for:
Income tax refunds	$—	$—	$175

Cash paid during the period for:
Federal, state and foreign income taxes	$314	$27	$63
Interest	$7,324	$4,547	$3,424

Non-cash investing and financing activities:
Note from former officer forgiven in exchange for shares held as collateral	$—	$—	$37
Equity issued to lender as part of debt refinancing and waiver fees	$373	$406	$60
ESP Plan loan forgiven	$—	$—	$37
Stock grants to directors and employees	$100	$576	$72
Dividends on Series B Preferred Shares paid in-kind	$428	$317	$89
Dividends on Series B Preferred Shares accrued but not paid	$—	$93	$—
Other non-cash activities:

Conversion of Preferred Stock to Common Stock	$—	$111	$—
Net assets acquired in conversion of notes and accounts receivable in foreclosure of CE Magazine	$—	$4,004	$—

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Note 12 - RELATED PARTY TRANSACTIONS:

          Loans to Directors, Former Directors and Officers

          Under various approved stockholder option plans and stock purchase agreements, certain directors, former directors and officers have executed non-recourse, non-interest bearing notes to Butler to purchase common stock. The shares of the stock purchased by such individuals in connection with the loans or an equivalent amount of shares of Series B Preferred Stock, collateralize the loans and each individual has entered into a pledge agreement and has executed a secured non-recourse promissory note. The loans are payable on the later of the specific date set forth in such promissory notes or the date when the officer fails to remain continuously employed by Butler. Directors and former directors with outstanding loans from Butler shall, subject to certain limitations, repay certain outstanding loans through cash payment or tender to Butler shares of stock of Butler, provided that the closing price of the common stock reaches or exceeds $10.00 per share, averages $10.00 per share over a period of thirty consecutive days, and does not fall below such $10.00 per share price prior to repayment.

          In fiscal 2004, one loan to a former officer for approximately $37,000 was forgiven in exchange for the shares held as collateral. These shares were subsequently retired. One former director loan totaling $54,000 was repaid during fiscal 2004. The outstanding balance of these loans to our Chief Executive Officer (“CEO”) at December 31, 2006 and December 25, 2005 was $1,617,000 including a 1999 non-interest bearing note for $822,000 to enable the CEO to pay for tax obligations on options exercised that year. The outstanding balance of these loans to Butler’s directors, former directors and other stockholders at December 31, 2006 and December 25, 2005 was $4,118,000. These stockholder loans, totaling $5,735,000, are classified as a reduction in stockholders’ equity in the consolidated balance sheet.

          Also, Butler advanced amounts to its CEO against his future bonuses. The outstanding balance of the advances to him on December 31, 2006 and December 25, 2005 was approximately $463,000 and $635,000, respectively, and is included in other current assets. In fiscal 2003, Butler and its CEO agreed on a repayment plan whereby certain bonus amounts due to the CEO will be used to pay down his outstanding advance balance. Accordingly, during fiscal 2006 approximately $172,000 of the CEO’s bonus amounts was used to pay down advances.

          The loans to these executives and directors were made prior to the effective date of the prohibition of loans to directors and executive officers under the Sarbanes-Oxley Act of 2002, and are grandfathered under such Act.

          Chief Executive

          During 2001, E. Kopko, Butler’s Chief Executive Officer, became the managing general partner of CE Group, the limited partnership that owns Chief Executive. Also in 2001, Butler converted approximately $2.0 million of accounts receivable from Chief Executive into a note receivable. The note bears interest at three hundred basis points above the prime rate (8.0% at December 31, 2004). In fiscal years 2004 and 2003, due to the deterioration of the financial condition of Chief Executive, we increased the allowance for doubtful accounts and notes by $0.2 million and $1.8 million, respectively, to cover the estimated losses resulting from Chief Executive’s inability to make required payments. In March 2004, our Board of Directors approved taking action to assume full ownership of Chief Executive’s assets. At December 31, 2004, trade receivables and the note receivable from Chief Executive totaled approximately $8.6 million and $1.3 million, respectively, and are included in other assets net of allowance for doubtful accounts and notes of $5.9 million. Butler acquired all the assets and certain liabilities of Chief Executive through a foreclosure proceeding which was substantially completed in December 2005. (See Note 3-Acquisitions for additional information).

Effective 2006, Chief Executive is included in the results of operations of Butler International. The following table presents the billings, payments, interest charges and related charges to provision for doubtful accounts and notes for Chief Executive in 2005 and 2004:

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Due from Chief Executive	2005	2004

Accounts receivable at beginning of year	$8,649	$7,550
Billings for services provided	3,432	3,583
Payments received	(3,157)	(2,484)
Converted to equity in foreclosure	(8,924)	—

Accounts receivable at end of year	$—	$8,649

Allowance for doubtful accounts at beginning of year	$(5,437)	$(5,313)
Additions	(289)	(124)
Converted to equity in foreclosure	5,726	—

Allowance for doubtful accounts at end of year	$—	$(5,437)

Notes receivable at beginning of year	$1,269	$1,178
Interest income	112	91
Payments received	—	—
Converted to equity in foreclosure	(1,381)	—

Notes receivable at end of year	$—	$1,269

Allowance for doubtful notes at beginning of year	$(436)	$(345)
Additions	(57)	(91)
Converted to equity in foreclosure	493	—

Allowance for doubtful notes at end of year	$—	$(436)

          Legal Counsel

          Since 1986, two members of Butler’s Board of Directors, Frederick H. Kopko, Jr. and Hugh G. McBreen, were partners in Butler’s outside legal counsel, McBreen & Kopko. Frederick H. Kopko is the brother of Edward M. Kopko, Butler’s Chief Executive Officer. Frederick H. Kopko resigned from the Board of Directors during 2004. During fiscal years 2006, 2005 and 2004, Butler incurred approximately $876,000, $602,000 and $673,000, respectively, in fees and expenses to McBreen & Kopko. As a Director of several of Butler’s subsidiaries, Frederick H. Kopko Jr. is covered under the Company’s medical plan.

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Note 13 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

2006 QUARTERS	FIRST	SECOND	THIRD	FOURTH

Net sales	$76,047	$82,730	$81,139	$82,108
Gross margin	13,457	14,531	14,249	15,327
Net income (loss)	(19)	646	109	(1,207)
Earnings per share of common stock:
Basic	$(0.01)	$0.05	$0.00	$(0.11)
Diluted	$(0.01)	$0.04	$0.00	$(0.11)

2005 QUARTERS	FIRST	SECOND	THIRD	FOURTH

Net sales	$64,065	$72,863	$73,392	$76,958
Gross margin	10,801	13,164	13,214	14,303

Income - continuing operations	$473	$1,296	$792	$1,024
Income - discontinued operations (1)	—	250	—	—

Net income	$473	$1,546	$792	$1,024

Earnings per share of common stock:
Basic:
Continuing operations	$0.04	$0.12	$0.07	$0.08
Discontinued operations	—	0.02	—	—

	$0.04	$0.14	$0.07	$0.08

Assuming dilution:
Continuing operations	$0.03	$0.10	$0.06	$0.07
Discontinued operations	—	0.02	—	—

	$0.03	$0.12	$0.06	$0.07

1) On May 30, 2003, we sold our UK Operations (see Note 10)

Note 14 - SUBSEQUENT EVENTS:

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

          On November 27, 2007 we filed with the Securities and Exchange Commission (“SEC”) a quarterly report on Form 10-Q for the three months and nine month period ended September 24, 2006.

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Debt Agreements

          As discussed in Note 7, Butler has received amendments to its debt agreements with GECC.

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

          The Monroe Term Loan matures on the earlier of August 29, 2012 or at such time the Series A 7% Mandatorily Redeemable Preferred Stock or the GECC Senior Revolving Loan expires. The Series A 7% Mandatorily Redeemable Preferred Stock is redeemable July 11, 2011. The Monroe Term Loan is subject to the lien of Butler’s secured lender, GECC, with whom Butler has also reached an agreement to extend the maturity date of its Senior Revolving Loan of $45 million to February 1, 2008.

          Pursuant to the agreement, there are certain events that can require the Company to prepay a portion of the outstanding Monroe Term Loan. The Monroe Term Loan bears interest at the per annum rate of LIBOR plus 4.25% to 6.0%. The interest rate may also be adjusted depending upon the syndication of the Monroe Term Loan. No warrants were issued in connection with the Monroe Term Loan.

          On November 6, 2007, Butler entered into a Consent and Waiver to Third Amended and Restated Credit Agreement with GECC effective October 31, 2007, whereby GECC waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Also, on November 6, 2007 Butler entered into a Consent and Waiver to Second Lien Credit Agreement with Monroe effective October 31, 2007 whereby Monroe waived defaults and events of default arising from Butler’s failure to deliver 2006-year end financial information. Both consents provide that defaults will be reinstated if 2006 year-end financial information is not provided by November 30, 2007.

          On December 7, 2007, Butler entered into a Consent and Waiver to Third Amended and Restated Credit Agreement with GECC effective December 1, 2007, whereby GECC waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Also, on December 10, 2007 Butler entered into a Consent and Waiver to Second Lien Credit Agreement with Monroe effective December 1, 2007 whereby Monroe waived defaults and events of default arising from Butler’s failure to deliver 2006-year end financial information. Both consents provide that defaults will be reinstated if 2006 year-end financial information is not provided by December 31, 2007. Butler is subject to a $25,000 per month penalty if the 2006-year end financial information is not provided by December 31, 2007.

BUTLER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

          On January 11, 2008, Butler entered into a letter agreement with GECC dated as of January 9, 2008, whereby GECC agreed to forbear from the exercise of any of their rights and remedies available under the Senior Revolving Loan through February 1, 2008, as a result of Butler’s failure to deliver to GECC certain of our financial information from fiscal year 2006.

          On January 16, 2008, Butler entered into a letter agreement with Monroe dated as of January 15, 2008, whereby Monroe agreed to forbear from the exercise of any of their rights and remedies available under the Monroe Term Loan through February 1, 2008, as a result of Butler’s failure to deliver to Monroe certain of our financial information from fiscal year 2006.

Other Items

          On July 18, 2007, in connection with the provisions of the Series A 7% Mandatorily Redeemable Preferred Stock, Butler issued additional vested warrants to the Series A Preferred Stock holders to purchase a total of 187,500 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrants were issued as the Company did not refinance its debt with GECC by June 30, 2007.

          Assets Held for Sale

          On December 13, 2007, the Company entered into a contract for the sale of a portion of its Montvale, New Jersey facility. The contract provides, among other things, that the buyer has thirty (30) days to secure financing, and closing will be thirty (30) days after financing has been secured. If the Company decides to terminate the contract within thirty (30) days, the buyer may waive the financing contingency and purchase the facility, without a financing contingency. The Company will retain its rights to six acres of vacant land adjacent to the developed property in Montvale, New Jersey after the sale closes and is actively pursuing alternatives to sell such land.

          The purchase price of the portion of the Montvale, New Jersey facility is $9.4 million. Subsequent to the closing, the Company will lease approximately 11,000 square feet of space from the buyer at an annual base rent of approximately $183,000. The Company is currently evaluating the impact of the sale on its results of operations, cash flows and financial position. The net proceeds from the sale of the portion of the facility will be used to retire debt.

Note 15 - RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

          In compiling our results for the third quarter ended September 25, 2005, management identified certain errors that had occurred in previous financial periods. Management evaluated the qualitative and quantitative impact of these errors in accordance with generally accepted accounting principals and determined that the effect on the previous periods was material to our consolidated financial statements taken as a whole and required restatement of our 2004 Annual Report on Form 10-K and quarterly information through June 26, 2005.

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

          The Company’s amended Annual Report for the year ended December 31, 2004 on Form 10-K/A filed on October 11, 2007 to correct these errors.

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

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Disclosure controls and procedures are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, as this Form 10-K and the 2006 Form 10-Q's were not filed timely with the SEC.

Changes in Internal Control over Financial Reporting

          As a result of remediating a material weakness in internal control over financial reporting identified when assessing the effectiveness of our internal control over financial reporting as of December 25, 2005, we made a number of changes in our internal control over financial reporting by the first quarter of fiscal 2006 that has affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of implementing these changes, during the year-end closing process, the Company determined that (i) we had not designed and implemented appropriate controls relating to the calculation of income tax expense and related tax assets and liabilities as of December 25, 2005, which resulted in certain errors related to income tax expense and related tax assets and liabilities, (ii) we had not designed and implemented appropriate controls relating to the calculation of certain employee compensated absences as of December 25, 2005 and (iii) we had not separately identified cash flows from discontinued operations in the consolidated statement of cash flows.

          Accordingly, management concluded that this material weakness contributed to the restatement of our financial statements as of December 31, 2004 and for each of the years ended December 31, 2004, 2003 and 2002 included in the 2004 Annual Report on Form 10-K/A and the quarters ended March 27, 2005 and June 25, 2005, to reflect the correction of certain errors discussed above.

          We started to remediate this material weakness in our internal controls and procedures during the first quarter of 2006. Our remedial steps included implementing a more detailed analysis and documentation of certain of our balance sheet and income statement accounts. Management added certain additional reconciliations, analysis and documentation of balance sheet accounts created in fiscal years 2005, 2004 and prior years as the initial steps in our plan to remediate the aggregate internal control deficiencies identified above. These actions have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The remediation was completed during the financial close and reporting processes by the first quarter of fiscal 2006. We expect to take additional remedial measures to address the material weakness, as determined appropriate by our Audit Committee with the advice of our management. We have not yet tested such controls to ensure their effectiveness. Any of these additional measures may materially affect our internal control over financial reporting. As a result, management has determined that the material weakness identified as of December 25,2005 has been remediated as of December 31, 2006.

          Except for the changes discussed above, there have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Certifications

          The certifications of our Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our disclosure controls and procedures referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Inherent Limitations on Effectiveness of Controls

          Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9b. Other Information

          None.

PART III

Item 10. Directors and Executive Officers of Registrant

Directors, Executive Officers, Promoters and Control Persons

     (a) Identification of directors

     Pursuant to the Company's Articles of Incorporation and By-Laws, as amended, the Board of Directors currently consists of eight directors with five classes of directors having staggered terms of five years each. One class of directors' term expires at each Annual Meeting, with the terms of Messrs. Comeau and LeCroy, originally expiring in 2006, continuing to hold office pursuant to Maryland law until the 2008 Annual Meeting, with the term of Mr. Uyematsu, originally expiring in 2007, continuing to hold office pursuant to Maryland law until the 2008 Annual Meeting, with the terms of Messrs. Kopko and Petrossi expiring at the 2008 Annual Meeting, with the terms of Messrs. Murray and Messrs. Tyler expiring at the 2009 Annual Meeting, and with the term of Mr. McBreen expiring at the 2010 Annual Meeting.

Name	Age	Position

Edward M. Kopko	53	Chairman of the Board of Directors, President and
		Chief Executive Officer

Thomas F. Comeau [1,2,4]	65	Director

Walter O. LeCroy [1,2,3]	72	Director

Hugh G. McBreen	52	Director

Frank H. Murray	54	Director

Louis F. Petrossi [1,3]	66	Director

Wesley B. Tyler	48	Director

Ronald Uyematsu [2,4]	46	Director

[1]	Member of Audit Committee

[2]	Member of Compensation Committee

[3]	Member of Nominations Committee

[4]	Member of Rule 4350(H) Committee

     (b) Identification of executive officers

     The executive officers of the Company or its subsidiaries are appointed by the respective Boards of Directors and hold office for one-year terms or until their respective successors have been duly elected. The following executive officers, with the exceptions of Ivan Estes and Thomas J. Considine, Jr., were in effect as of December 31, 2006:

Name	Age	Position

Edward M. Kopko	53	Chairman of the Board of Directors, President and Chief
		Executive Officer

James L. Beckley	54	Senior Vice President - Technical Services and
		Project Engineering

Ivan Estes (1)	63	Senior Vice President – Telecommunication
		Services

Thomas J. Considine, Jr. (1)	53	Senior Vice President and Chief Financial Officer
		(Principal Financial Officer)

Mark Koscinski	49	Vice President and Controller
		(Principal Accounting Officer)
		Chief Financial Officer (Effective December, 2007)

          (1) No longer employed by the Company as of December 31, 2006

          (c) Identification of certain significant employees

          Not applicable.

          (d) Family relationships

          There are no family relationships among any of the Company’s executive officers and directors except for Thomas F. Comeau, whose son is employed by Butler as disclosed in Item 11.

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

Thomas F. Comeau	Director since 2001- Term expires at the next
scheduled stockholders’ meeting

     Mr. Comeau was the President of Swissport Fueling, Inc., the fueling division of Swissport, Inc., from 1995 through 2007. Effective January 1, 2008, Mr Comeau retired as President of Swissport Fueling, Inc. and has agreed to remain with the company as Senior Vice President Global Sales and Projects on a reduced schedule. Swissport is a wholly owned subsidiary of Ferrovical Group, headquartered in Madrid, Spain. Swissport does business at over 140 airports worldwide. Mr. Comeau has served as Chairman of the Board of the National Air Transportation Association and Chairman of the General Aviation Taskforce. Mr. Comeau holds a B.S. degree from Salem State College.

Walter O. LeCroy	Director since 2003- Term expires at the next
scheduled stockholders’ meeting

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

     Mr. Petrossi has a varied business career mixing years in the financial services industry with Fortune 500 companies. Mr. Petrossi currently is the President and Managing Director of Chadwicke, Inc., Saratoga, CA., a comprehensive financial planning business. Prior to his career in financial services, Mr. Petrossi worked in marketing for Johnson & Johnson and Pitney Bowes. Mr. Petrossi holds B.A. and M.A. degrees from the University of Hartford.

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

Ronald Uyematsu	Director since 2004 - Term expires at the next
scheduled stockholder’s meeting

     Mr. Uyematsu is a founder of and principal of Agdenes Media, LLC a documentary film production and distribution company founded in March 2006. Previously, Mr. Uyematsu was a consultant for TMC Entertainment and its predecessor, Total Media Group, Inc., worldwide production and distribution companies, from April 2002 to April 2006. From August 2004 to June 2005, Mr. Uyematsu was associated with BMA Securities, a securities broker-dealer. From July 1998 to April 2002, Mr. Uyematsu held the position of Vice President at VMR Capital Markets, U.S., a registered broker-dealer. Mr. Uyematsu attended Boston College and the University of California, Irvine.

Executive Officers

     James L. Beckley has held the position of Senior Vice President - Technical Services and Project Engineering since April 2004. Mr. Beckley had been Division Vice President - Butler International, Inc. (Technical Group) since January 1999. Mr. Beckley joined Butler in December of 1990 as the Vice President for the Northwest territory (San Jose and Seattle) of the former CTS division. Mr. Beckley has held a wide variety of positions with Butler that included management responsibility for all sales, recruiting, and administration for the CTS division west of the Mississippi River. He later became Vice President of BI Sales West, and eventually Vice President for all of BI Sales. Mr. Beckley received a BA degree in Public Administration from California State University, Chico.

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

     Mark Koscinski, a certified public accountant, became Chief Financial Officer in December 2007. Mr. Koscinski joined Butler International, Inc. as Vice President and Controller on February 1, 2006 and was named Principal Accounting Officer in September 2006. Previously, he served as a Principal in the Financial Advisory Services of Northern New Jersey for SolomonEdwardsGroup, LLC a management advisory and accounting services firm from June, 2005 until his appointment at the Company. Previous to this, Mr. Koscinski was the Vice President and Chief Financial Officer of Pressman Toy Corporation, a privately held manufacturer and distributor of toys in the United States from April 2002 until March 2005. Mr. Koscinski holds degrees in economics, accounting and tax. He is currently a doctoral student at Drew University in Madison, New Jersey. Mr. Koscinski also serves as the Finance Officer of the Byzantine Catholic Diocese of Passaic.

     (f) Involvement in certain legal proceedings

     None

     (g) Promoters and control persons

     None

Meetings of the Board of Directors

          The Board of Directors met 12 times during 2006, respectively.

          Audit Committee. The Company has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee met 12 times during 2006. The Audit Committee is currently comprised of Messrs. Comeau, LeCroy and Petrossi.

          The Audit Committee reviews our financial reporting process, system of internal controls, audit process and process for monitoring compliance with applicable law. The board of directors is also responsible for the engagement of, and evaluates the performance of, our independent accountants.

                    The Company’s Board of Directors has determined that, due to Mr. LeCroy’s past and current affiliation with LeCroy Corporation, along with his other academic and business credentials, Mr. LeCroy has the prerequisite experience and applicable background to meet NASDAQ Exchange standards requiring financial sophistication of at least one member of the Audit Committee. The Company’s Board of Directors has also determined that neither Mr. LeCroy nor any other member of the Audit Committee is an audit committee financial expert as defined by Reg S-K, T, Item 407(A)(1)(i) of the SEC regulations. The Company may choose to recruit a director who satisfies the current requirements for an audit committee financial expert; however, the Company has not yet identified an individual satisfying those criteria as well as other criteria that the Company believes are important for an individual to make a meaningful contribution to the deliberations of the Board of Directors as a whole. There can be no assurance when, or if, the Company will identify such an individual in the foreseeable future

          The Company’s Board of Directors determined that all members of the Company’s Audit Committee are independent under the current listing standards of the NASDAQ Exchange. Mr. Comeau serves as Chair of the Audit Committee.

          Compensation Committee. The Company has a standing compensation committee. The principal responsibilities of the Compensation Committee in the area of compensation are to establish policies and periodically determine matters involving executive compensation, recommend changes in employee benefit programs, grant or recommend the grant of stock options and stock awards under our 2002 Stock Incentive Plan and provide counsel regarding key personnel selection. The compensation committee is currently comprised of Messrs. Comeau, LeCroy and Uyematsu.

          Nomination Committee. The Registrant has a standing Nomination Committee. The Nomination Committee is responsible for selecting and evaluating prospective Board of Director nominees. The Nomination Committee will receive, review and evaluate director candidates recommended by shareholders. Candidates proposed by shareholders will be evaluated by the board in the same manner as candidates who are not proposed by shareholders. While shareholders may propose director nominees at any time, the Nomination Committee must receive the required notice (described below) on or before the date set forth in the prior year’s annual proxy statement under the heading “Shareholder Proposals” in order to be considered by the

Committee in connection with our next annual meeting of shareholders (typically held in May of each year). The Nominating Committee is currently comprised of Messrs. Petrossi, and LeCroy

                    Stockholder recommendations of candidates for Board membership will be considered when timely and properly submitted by a stockholder of record who is entitled to vote for the election of directors. The written notice with sufficient detail including candidate’s name, principal occupation during the past five years, listing of directorships, a statement that such nominee has consented to the submission of the nomination, amount of common stock of the Company held by the nominee and qualification (including information regarding compliance with the Company’s by-laws on qualifications) should be sent to the Company’s Corporate Secretary at 110 Summit Avenue, Montvale, NJ 07645.

                    A nominee for director should be a person of integrity and be committed to devoting the time and attention necessary to fulfill his or her duties to the Company. The Nominations Committee will evaluate the independence of directors and potential directors, as well as his or her business experience, or specialized skills or experience. Diversity of background and experience, are also important factors in evaluating candidates for board membership. The Committee will also consider issues involving possible conflicts of interest of directors or potential directors.

                    Rule 4350(H) Committee. The Company has a standing rule 4350(H) committee. The principal responsibilities of the Rule 4350(H) are to review related party transactions, determine if they are on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party, and if those criteria are met, and recommend its approval to the Board of Directors. The rule 4350(H) committee is currently comprised of Messrs. Comeau and Uyematsu.

Communication with Security Holders

                    We have established a process for security holders to communicate with the Board of Directors. Security holders wishing to communicate with the Board of Directors of Butler should send an email, write or telephone the Company’s Corporate Secretary, at:

Corporate Secretary
Butler International, Inc.
New River Center
200 East Las Olas Boulevard, Suite 1730
Ft. Lauderdale, Florida 33301
Telephone: (954) 761-2200
Facsimile: (954) 761-9675

          All such communication must state the type and amount of Company securities held by the security holder and must clearly state that the communication is intended to be shared with the Board of Directors, or if applicable, with a specific committee of the Board. The Corporate Secretary will forward all such communication to the members of the Board.

Director Attendance at the Annual Meeting

     All members of the Board of Directors are encouraged but not required to attend the annual meeting of shareholders. No annual meeting was held in 2006.

Section 16 (a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and any persons who beneficially own more than ten percent of the Company’s common stock, to file certain reports of beneficial ownership of the common stock and changes in such ownership with the SEC and provide copies of these reports to the Company. Based solely on its own review of these reports, management believes that except as set forth below during the year ended December 31, 2006, all filings applicable to its officers, directors, greater-than-ten-percent stockholders and other persons subject to Section 16 of the Securities Exchange Act of 1934, were timely.

     Mr. Comeau filed one late report on Form 4 relating to the purchase of 1,328 shares of common stock directly from the Company pursuant to an election to receive certain director’s fees in stock, in lieu of cash.

Code of Ethics

          The Company has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) as defined in Item 406 of Regulation S-K and as required by the NASDAQ Exchange, which applies to all directors, officers and employees. The Code of Ethics is available free of charge on the Company’s internet web site at www.butler.com under “Investors”. The Company will also post on its website any waivers under the Code of Ethics granted to any of its directors or executive officers. The Company will also provide a copy of its Code of Ethics, without charge, to any investor who requests it. Requests should be addressed in writing to: Corporate Secretary, Butler International, Inc., New River Center, 200 East Las Olas Boulevard, Suite 1730, Ft. Lauderdale, Florida 33301.

Item 11. Executive Compensation

Compensation Discussion and Analysis

     Compensation Philosophy and Objectives. The Company’s executive compensation programs are intended to attract and retain qualified executive and non-executive officers and to motivate them to achieve goals and objectives that will lead to increased profitability and stockholder value. The main components of executive compensation are base salary, annual incentive cash bonus, and longer-term equity-based incentive compensation. Base salaries are intended to be competitive. Annual incentive cash bonuses are a significant portion of most executives’ compensation and are based on the achievement of short-term objectives, both financial and non-financial. Long-term equity-based compensation is awarded to executives based on the achievement of corporate goals and objectives that promote the long-term success of the Company, including appreciation of the Company’s stock price.

     Role of Compensation Committee in Compensation Decisions. The Compensation Committee of the Board of Directors consists solely of independent directors. The Compensation Committee determines, or recommends to the Board for determination, the compensation package of the Company’s Chief Executive Officer; and, with input from the CEO, all other executive officers of the Company. With respect to the CEO, the Compensation Committee reviews and approves corporate goals and objectives relevant to the CEO’s discretionary compensation components; evaluates the CEO’s performance in light of those goals and objectives; and determines, or recommends to the Board, such compensation. Similarly, the Compensation Committee reviews the performance of the other executive officers against their pre-established objectives, with input and recommendations from the CEO, and approves their compensation elements. The Committee also makes recommendations to the Board on the Company’s incentive compensation plans and equity-based plans. In certain cases, the Company has hired executive talent from outside the Company, and both base pay and other compensation elements have been determined with the guidance of the executive search firm used for that purpose. The Compensation Committee’s decisions also acknowledge that Butler’s Retirement Program is very modest compared with many other companies, with the Company’s Defined Benefit Plan frozen since 1996. The Committee may review the compensation programs for further opportunities to preserve tax deductibility under Section 162(m) of the Internal Revenue Code.

     Benchmarking and Application to the Company’s Compensation Structure. The Compensation Committee periodically reviews independent surveys, peer group compensation, compensation trends, and competitive factors in making judgments on the appropriate compensation package for each executive employee. The “Survey Report on Top Management Compensation – 2006/2007”, published by Watson Wyatt Data Services (“WWDS”), was the primary source for reviewing the compensation of executive and non-executive officers for 2006 and recommendations for 2007. The Committee used both the “Non-Manufacturing Super Sector” and the “Services Sector” in comparing the Company’s total compensation package of the CEO, other named executive officers, and non-executive officers. The results and conclusions as described below were generally similar under either sector analysis.

     In addition, in late 2004, the Compensation Committee engaged a Watson Wyatt consultant to review the compensation of its CEO, Edward Kopko, and the other named executive officers, using a tailored peer group, and to make recommendations on the Company’s compensation structure going forward. The results were similar to the WWDS Survey comparisons.

     In its review, the Committee noted that Mr. Kopko’s base salary in 2006 was significantly above the 50th percentile, or median, for CEOs of both “All Non-Manufacturing Companies” and the “Services Sector” in Butler’s sales range. . His combined salary and cash bonus, including a guaranteed bonus component, was also significantly above the median for total cash compensation. However, Mr. Kopko’s long-term incentive compensation was significantly below the median of other CEOs. As a result, the Committee determined that Mr. Kopko’s total direct compensation was also below the median.

          Using the same approach with the other four named executive officers, their combined base salaries were at the median of the WWDS survey for comparable positions, and slightly above the median for total cash compensation. Collectively, their long-term incentive compensation was significantly below the median and, therefore, their total direct compensation was also below the median. An analysis of non-executive officers showed similar results.

Elements of Compensation

     Base Salary. Using WWDS survey information, the Committee looked at the base salary for each officer position compared with companies of similar size and complexity as determined by sales range. Except for certain equity adjustments or a significant increase in responsibility, annual salary increases have generally been limited to cost of living adjustments – around 3 to 4%. Mr. Kopko’s employment agreement calls for a salary increase of not less than 5% annually.

     Annual Incentive Cash Bonus.Each executive officer and certain non-executive officers are eligible to participate in an annual cash bonus plan. A contractual agreement in reached early in the year, with each officer given the opportunity to earn a cash bonus generally based in part on the achievement of profitability and in part on the accomplishment of several individual, department or business unit objectives that are believed to be vital to the Company’s success. These objectives have traditionally dealt with customer satisfaction, quality standards, market share, key account strategy, process improvement mechanisms, and projects that have been important to the Company’s strategy development. The financial objectives are generally based on operating income of the Company as a whole, or of a business unit, department or region – rather than on target thresholds. The non-financial objectives, however, do typically have a threshold range (e.g., the bonus may be prorated between 80% to 100% achievement, and no bonus if results are below 80%). Each objective is given a potential weight adding up to 100% if all objectives are met. For those named executives with bottom-line responsibility they have the potential to exceed 100%.

     The mix between financial and non-financial objectives depends upon the nature of each executive’s responsibilities. An officer with bottom line responsibility typically has a greater portion of incentive bonus tied to the operating profit of his or her group. However, all executive officers and non-executive officers have some portion of their bonus dependent upon the successful completion of non-financial objectives for their group or individually. The bonuses awarded in 2006 reflect the mix of corporate, business unit, department and individual performance achieved.

     Longer-Term Equity Based Incentive Compensation. The Company has longer-term, equity-based plans whose purpose is to promote the interests of the Company and its stockholders by encouraging greater management ownership of the Company’s common stock. Such plans provide an incentive for the creation of stockholder value over the long term, since the full benefit of the compensation package cannot be realized unless an appreciation in the price of the Company’s stock occurs. Additionally, these plans strengthen the Company’s ability to attract and retain experienced and knowledgeable employees over a longer period, and to furnish additional incentives to those employees upon whose judgment and initiative the Company largely depends. The plans currently in use are the 2002 Stock Incentive Plan and the 2003 Stock Incentive Plan

     The Committee believes it is important that the CEO and other senior officers have a significant number of stock options and other stock awards whose value can provide a powerful incentive to driving the Company’s bottom line and stock performance. The Committee notes, however, that of the named executive officers and non-executive officers, Mr. Kopko and Mr. Beckley are the only current named executives officers who hold a significant amount of stock and stock options.

     The Committee recognizes that the WWDS survey shows that the Company lags significantly below the long-term incentive compensation median of comparable positions in other companies. At the same time, the Committee recognizes that, with the Company’s stock price at a low level, it would take a relatively large number of new shares to provide significant ownership in terms of dollar value, at the present time. If the Company’s stock were to appreciate significantly, however, even a relatively small holding would be a positive incentive. The Committee will continue to look for ways to improve the long-term incentive portion of total compensation over time.

     Performance Measures. For the CEO: (1) Tangible progress in planning and executing the three-pronged Strategic Plan: (a) Client-focused top account growth; (b) Realigning resources (outsourcing back-office operations to India and increasing the sales force and other front-office presence in the US); and (c) Leveraging the global services model to increase bottom line results. (2) The Company’s financial performance.

     For the Other Named Executive Officers: Business Unit Heads: The achievement of financial and non-financial objectives. Financial objectives have two components: A percentage of the division’s operating profit; and a percentage of year-over-year profit growth. Non-financial objectives include a globalization initiative, a quality plan, a management process improvement initiative, along with individual contribution/performance and overall company performance. Other than Business Unit Heads: Non-financial objectives, generally in the form of projects, systems, organizational changes, or process improvements, along with individual contribution /performance and overall company performance.

     Performance Results. In evaluating Mr. Kopko’s compensation against the Company’s overall performance in 2006, the Compensation Committee recognizes the Company’s minimal profitability, the decrease in its stock price, delays in filings with the SEC, refinancing delays, and the Company’s de-listing by the NASDAQ.

     These negative events, however, did not prevent the Company from continuing to make progress toward successfully implementing its three-pronged Strategic Plan:

•

Client-Focused Top Account Growth: In 2006, revenue from the Company’s Top Ten and Top Twenty customers accounted for 69% and 76%, respectively, of the Company’s total. The Top Ten customers average 24 years with Butler and the Top Twenty average 19 years. The majority of customers rate Butler their “Best in Class Provider”. All are blue chip, multi-division and multi-national companies with significant growth prospects, particularly across divisions, and Butler is poised to grow with them.

•

Realignment of Resources to Drive Revenue Growth: Consists of two initiatives: Continued migration of back-office and support functions to India, and use of the cost savings to hire additional sales persons to drive sales growth. At the end of 2006, the Company had 87, or 26%, of its total staff employees based in India. Staff headcount growth included a ramp-up in sales and recruiting resources. With wage rates in India currently only about one-tenth of those in the US, the cost savings to date and projected are in the millions of dollars.

•

Global Services Model as a Driver of Profitability: Butler has been fulfilling more of its customers’ work offshore, and as a result of the realignment of resources noted above, gross margins and cash flow have begun to improve, and are expected to grow significantly.

In balancing the negative and positive events for the year, the Committee believes that Mr. Kopko has played the key leadership role in moving the Strategic Plan ahead and his compensation reflects that recognition. The Committee recommended no additional guaranteed compensation, however, other than the salary increase contained in Mr. Kopko’s employment agreement. Also, in light of Mr. Kopko’s already significant ownership position in the Company, the Committee made no restricted stock award and no stock option grant in 2006. Performance of the other named executives varied based on the extent each one met his objectives. Overall, Mr. Beckley earned 84% of potential total bonus; Mr. Estes 100%; Mr. Considine 100%, and Mr. Koscinski 100%.

          Tax Consequences of Compensation Decisions. Internal Revenue Code Section 162(m) generally limits the tax deduction to $1 million for compensation paid to the CEO and each of the four other most highly compensated executive officers of Butler. Qualifying performance-based compensation is not subject to the deduction limitation if certain requirements are met. The Compensation Committee’s policy with respect to Section 162(m) is to make a reasonable effort to ensure that compensation is deductible to the extent permitted, while simultaneously providing the Company’s executives with appropriate awards for their performance. Toward this end, the Company’s 2002 Stock Incentive Plan and its 2003 Stock Incentive Plan, based upon stockholder approval at the 2005 Annual Meeting, are structured such that awards may qualify as performance-based compensation and not subject to the deductibility limitation imposed by Section 162(m). Also, based upon ratification of the Amended Performance Bonus Plan at the 2005 Annual Meeting, certain payments made to the Company’s Chief Executive Officer that are directly tied to the attainment of the Company’s business performance may qualify as “performance based compensation” under Section 162(m) of the Internal Revenue Code.

Executive Compensation and Other Information

          The following table sets forth certain information for the fiscal year ended December 31, 2006 with respect to the compensation of those individuals who served as our executive officers. As of December 31, 2006, we had three executive officers, a President, Chief Executive Officer and Chairman, a Senior Vice President - Technical Services and Project Engineering and Vice President Finance and Controller.

Summary Compensation Table

Name of Executive and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) 1	Non- Equity Incentive Plan Compensation ($)	All Other Compensation 2	Total

Edward M. Kopko President and Chief Executive Officer	2006	$631,593	$672,571	$—	$—	$—	$638,538	$1,942,702

James Beckley	2006	$178,837	$64,025	$29,800	$—	$—	$18,519	$291,181
Senior Vice President – Technical Services

Ivan Estes Senior Vice President – Technical Services	2006	$230,501	$117,860	$—	$—	$—	$17,738	$366,099

Thomas J. Considine, Jr. Senior Vice President and Chief Financial Officer	2006	$290,150	$100,000	$—	$—	—	$9,876	$400,026

Mark Koscinski Vice President Finance and Controller	2006	$156,827	$68,619	$—	$—	$—	$15,168	$240,614

1	No options were repriced during fiscal 2006.

2	For the named executive officers this column consists of the following:

All Other Compensation

	Fiscal year ended December 31, 2006

Name of Executive	Year	401(k) Company Match ($)	Term Life Insurance Payments ($)	Disability and Whole Life Insurance Premiums ($)	Common Stock Granted in Lieu of Bonus ($)	Car Allowance ($)	Other ($)		Total All Other ($)

Edward M. Kopko	2006	$9,000	$276	$66,992	$—	$28,677	$533,869	1	$638,814

James Beckley	2006	$9,000	$1,119	$—	$—	$8,400	$—		$18,519

Ivan Estes	2006	$9,000	$1,038	$—	$—	$7,700	$—		$17,738

Thomas J. Considine, Jr.	2006	$—	$276	$—	$—	$9,600	$—		$9,876

Mark Koscinski	2006	$9,000	$118	$—	$—	$6,050	$—		$15,168

1

Consists of imputed interest on loans to buy common stock of the Company amounting to $133,233, tax gross-up on imputed interest, tax gross-up on insurance payments, vacation payout and commissions in the amounts of $76,419, $38,423, $281,689 and $4,105, respectively.

Share Option Grants

          The following table contains further information concerning the share option grants made to our named executive officers during 2006.

Grants of Plan –Based Awards in Fiscal year ended December 31, 2006

			Estimated Future Payouts under Non-Equity Incentive Plan Awards			All Other Stock Awards:		All Other Option Awards:

Name of Executive	Fiscal year ended December 31,	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Number of Shares of Stock or Units (#) 1		Number of Securities Underlying Options (#) 3	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Market Value of Stock and Option Awards 2

Edward M. Kopko	2006	—	—	—	—	—		—	—	—

James Beckley	2006	3/24/2006	—	—	—	10,000	1	—	—	$29,800

Ivan Estes	2006	—	—	—	—	—		—	—	—

Thomas J. Considine, Jr.	2006	—	—	—	—	—		—	—	—

Mark Koscinski	2006	—	—	—	—	—		—	—	—

1	Consists of restricted stock awards. Restricted stock awards vest over three years on the anniversary date of the grant as follows 3,333 in fiscal 2007, 3,333 in fiscal 2008 and 3,334 in fiscal 2009.

2	The estimated fair value of restricted stock awards is the grant date fair value of the shares and is not subsequently remeasured.

3	No stock option awards were granted in 2006.

Outstanding Equity Awards at Fiscal Year End 2006

          The following table sets forth information with respect to our executive officers concerning outstanding option awards and stock awards:

Option Grants in Fiscal year ended December 31, 2006

Option Awards	Stock Awards

Name of Executive	Option Grant Date/ Stock Award Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercised		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#)		Market Value of Shares or Units of Stock that have not vested ($)7	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Edward M. Kopko	10/14/2004	166,667	83,333	1	—	$1.850	10/14/2014
	10/12/2004	—	—		—	—	—	33,334	5	$61,668	—	—
	3/1/2002	62,667	—		—	2.120	3/12/2012
	12/1/1999	150,000	—		—	8.000	12/1/2009
	8/2/1993	90,000	—		—	2.933	8/2/2008
	3/12/1987	22,500	—		—	6.680	3/12/2007

James Beckley	3/24/2006	—	—		—	—	—	10,000	6	$29,800	—	—

	2/28/2005	8,333	16,667	2	—	4.290	2/28/2015
	2/9/2004	10,000		3	—	1.500	2/9/2014
			5,000
	3/1/2004	40,000	—		—	2.120	3/1/2014
	2/22/2000	3,750	—		—	9.680	2/22/2010
	4/16/1999	3,375	—		—	13.000	4/16/2009
	12/9/1997	3,375	—		—	11.250	12/9/2007

Ivan Estes	2/28/2005	3,333	6,667	4	—	4.290	2/28/2015
	2/9/2004	10,000	—		—	1.500	2/9/2014
	3/1/2002	40,000	—		—	2.120	3/1/2012
	2/22/2000	5,000	—		—	9.680	2/22/2010
	4/16/1999	4,500	—		—	13.000	4/16/2009

	12/9/1997	4,500	—		—	11.250	12/9/2007

Thomas J. Considine, Jr.	4/11/2005	33,333	—		—	5.000	4/11/2015			—	—	—

Mark Koscinski	—	—	—		—	—	—	—		—	—	—

1	83,333 exercisable on October 14, 2007.

2	8,333 and 8,334 exercisable on February 9, 2007 and 2008, respectively.

3	5,000 exercisable on February 9, 2007

4	3,333 and 3,334 exercisable on February 28, 2007 and 2008, respectively.

5	Shares vest on October 12, 2007.

6	3,333, 3,333 and 3,334 shares vest on March 24, 2007, 2008 and, 2009, respectively.

7	The estimated fair value of restricted stock grants is the grant date fair value of the shares and is not subsequently remeasured.

Option Exercises and Stock Vested in Fiscal 2006

          The following table sets forth information with respect to our executive officers concerning outstanding option awards and stock awards:

	OPTION EXERCISES AND STOCK VESTED

	Fiscal year ended December 31, 2006

Name of Executive	Year	Number of Shares acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) 1

Edward M. Kopko	2006	—	$—	33,333	$61,666
				83,333	$154,166
James Beckley	2006	—	$—	8,333	$35,749
				5,000	$7,500
Ivan Estes	2006	—	$—	3,333	$14,299

Thomas J. Considine, Jr.	2006	—	$—	—	$—

Mark Koscinski	2006	—	$—	—	$—

1	The estimated fair value of restricted stock grants is the grant date fair value of the shares and is not subsequently remeasured.

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

          As of December 31, 1996, the Named Executive Officers had the following years of credited service for retirement compensation purposes: Mr. Kopko—11, Mr. Beckley—6 and Mr. Estes—6. The following table shows the estimated present value of accumulated benefits as of December 31, 2006 for each eligible executive.

	PENSION BENEFITS

	Fiscal year ended December 31, 2006

Name and Principal position		Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefits ($)		Payments During Last Fiscal Year ($)

Edward M. Kopko	2006	Butler Service Group, Inc. Defined Benefit Plan	11	$16,369		$—
James Beckley	2006	Butler Service Group, Inc. Defined Benefit Plan	6	$8,311		$—
Ivan Estes	2006	Butler Service Group, Inc. Defined Benefit Plan	6	$—	1	$38,677

1	Mr. Estes was paid a lump sum in 2006 coincident with his retirement and has no pension entitlement as of December 31, 2006

*Salary limited by terms of Plan and the law to $160,000 as of January 1, 1997. For Mr. Kopko, the compensation used for service prior to 1994 is $235,840.

          The above pensions are offset by pension equivalents from two other plans: (1) The Company sponsored Employee Stock Ownership Plan (“ESOP”); and (2) Pensions purchased from Nationwide Insurance Company due to termination of predecessor plan. The ESOP has approximately 36,000 shares of the Company’s stock. The shares of stock were allocated to employees over seven years beginning in 1987 and ending in 1993.

          The Company established a 401(k) savings plan (“401(k) Plan”) for all employees. The 401(k) Plan is designed to provide an incentive for employees of the Company, including the Named Executive Officers, to save regularly through payroll deductions. The Company may make matching contributions or other additional discretionary contributions to the 401(k) Plan in amounts determined by the Employee Benefits Administrative Committee. As of September 1, 2002,

the Company suspended its matching program. On January 1, 2005, the matching program was reinstated. The Company made matching contributions of approximately $$587,000 and $1,160,000 in 2006 and 2005, respectively. The Company also maintains a supplemental executive retirement plan (“SERP”) for certain key employees, including the Named Executive Officers. The SERP allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax-deferred earnings, plus investment earnings on the deferred balances, as a retirement fund. Participants do not receive a Company match on any of these deferrals. All employee deferrals vest immediately.

          The following table contains information for the Named Executives participating in the SERP:

	NONQUALIFIED DEFERRED COMPENSATION

	Fiscal year ended December 31, 2006

Name of Executive	Year	Executive Contributions in Last Fiscal Year ($)	Company Contributions In Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Balance at Year End($)

Edward M. Kopko	2006	$—	$—	$—	$—	$—

James Beckley	2006	$—	$—	$—	$—	$—

Ivan Estes	2006	$—	$—	$—	$—	$215,484

Thomas J. Considine, Jr.	2006	$—	$—	$—	$—	$—

Mark Koscinski	2006	$—	$—	$—	$—	$—

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

          The previous employment agreement entered into between the Company and Mr. Kopko contained a performance-based bonus plan for Mr. Kopko (the “Performance Bonus Plan”) which is intended to comply with the provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Section 162(m) generally authorizes the tax deduction of compensation in excess of $1,000,000 per taxable year payable to a chief executive officer (and certain other officers) only where such compensation is based on performance, satisfies certain other requirements, and is approved by the stockholders. The Company’s stockholders approved the Performance Bonus Plan at the Company’s 1999 Annual Meeting, The Performance Bonus Plan was amended by the terms of the December 12, 2002 employment agreement as set forth above (the “Amended Performance Bonus Plan”), and the Amended Performance Plan was approved by the Company’s stockholders at the Company’s 2005 Annual Meeting. Consequently, any Performance Bonus payments made to Mr. Kopko, pursuant to the amended Performance Bonus Plan are to be fully tax deductible. Mr. Kopko is also entitled to benefits, including stock options and payment of taxes on his behalf based on imputed income. If the Company breaches its duty under the Employment Agreement, if Mr. Kopko determines in good faith that his status with the Company has been reduced, or if, after a change in control of the Company, Mr. Kopko determines in good faith that the financial prospects of the Company have significantly declined, Mr. Kopko may terminate his employment and receive all salary and bonus owed to him at that time, pro rated, plus three times the highest annual salary and bonus paid to him in the three years immediately preceding the termination. For illustrative purposes, if any of these events had occurred on December 31, 2006, the Company would have been obligated to pay Mr. Kopko $3,912,500, plus vested benefits.

          The Board of Directors believes that the change of control provision in Mr. Kopko’s employment agreement assures fair treatment of Mr. Kopko in relation to his career with the Company by assuring him of some financial security. The provisions also protect the stockholders by encouraging the executive officer to continue to devote his attention to his duties without distraction in a potentially disturbing circumstance and neutralizing any bias he might have in evaluating proposals for the acquisition of the Company.

          In April 2005, the Company entered into a three-year employment agreement with Thomas J. Considine, Jr. at an annual salary of $235,000. Mr. Considine’s employment agreement is terminable by either party with four months prior notice. Mr. Considine received an immediate bonus of $75,000 at the commencement date of his contract. In addition, Mr. Considine is eligible for bonuses of up to $100,000 ($50,000 was guaranteed for 2005), based on the achievement of mutually agreed upon goals and objectives (as defined) and other factors. The employment agreement provides that if Mr. Considine’s employment is terminated other than for cause, he will be entitled to up to one year’s base salary or a lesser amount based on his remaining contract term. The agreement provides that Mr. Considine will not compete with the Company for a period of one year after termination of employment. Mr. Considine’s employment was terminated on December 31, 2006, and he received $300,000.00 post-termination benefits.

          In July 2001, the Company entered into an employment agreement with James Beckley. Mr. Beckley’s employment agreement is terminable by either party with four months prior notice. Mr. Beckley is eligible for bonuses of up to 50% of his base salary, based on his achieving specified management objectives (as defined) and other factors. The employment agreement provides that if Mr. Beckley’s employment is terminated other than for cause, he will be entitled to four months salary. The agreement provides that Mr. Beckley will not compete with the Company for a period of one year after termination of employment. For illustrative purposes, if Mr. Beckley was terminated for reasons other than for cause on December_31_, 2006, the Company would have been obligated to pay Mr. Beckley $80,950.00.

          In July 2001, the Company entered into an employment agreement with Ivan Estes. Mr. Estes’ employment agreement is terminable by either party with four months prior notice. Mr. Estes is eligible for bonuses of up to 50% of his base salary, based on his achieving specified management objectives (as defined) and other factors. The employment agreement provides that if Mr. Estes’ employment is terminated other than for cause, he will be entitled to four months salary. The agreement provides that Mr. Estes will not compete with the Company for a period of one year after termination of employment. Mr. Estes resigned from the Company in November 2006, and he received no as post-termination benefits.

          In February 2006, the Company entered into an employment agreement with Mark Koscinski at an annual salary of $175,000 plus a monthly car allowance of $550. Mr. Koscinski’s employment agreement may be terminated with six months prior notice. Mr. Koscinski received an immediate bonus of $29,167 at the commencement date of his contract. In addition, Mr. Koscinski is eligible for bonuses of up to 25% of his base salary, based on his achieving specified management objectives (as defined) and other factors. For illustrative purposes, if Mr. Koscinski was terminated for reasons other than for cause on December31, 2006, the Company would have been obligated to pay Mr. Koscinski $112,700.

Director Compensation

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

The cash compensation paid to each non-employee director in 2006 was as follows: Mr. Comeau - $52,900; Mr. LeCroy - $32,750; Mr. McBreen - $28,200; Mr. Murray - $26,600; Mr. Petrossi - $32,850; Mr. Tyler $28,200; and Mr. Uyematsu - $41,250.

The table below sets forth all compensation awarded to our non-employee directors during the fiscal year ended December 31, 2006.

Name	Fiscal year ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas Comeau	2006	$ 52,900	$—	$—	$—	$—	$—	$52,900

Walter O. LeCroy	2006	32,750	—	—		—	—	32,750

Hugh G. McBreen	2006	28,200	—	—		—	—	28,200

Frank H. Murray	2006	26,600	—	—	—	—	—	26,600

Louis F. Petrossi	2006	32,850	—	—	—	—	—	32,850

Wesley B. Tyler	2006	28,200	—	—	—	—	—	28,200

Ronald Uyematsu	2006	41,250	—	—	—	—	—	41,250

Compensation Committee Interlocks and Insider Participation

          The members of the Compensation Committee are Ronald Uyematsu (Chair), Thomas F. Comeau and Walter O. LeCroy. The Compensation Committee is comprised entirely of independent directors and is periodically advised by independent consultants. No employee of the Company serves on the Compensation Committee. The Company employs Mr. Comeau’s son in a non-executive officer position. Mr. Comeau’s son’s compensation exceeds $120,000 annually.

Compensation Committee Report

          The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee

Ronald Uyematsu, Chairman
Thomas F. Comeau
Walter O. LeCroy

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Securities Authorized for Issuance Under Equity Compensation Plans

          This information is included in Item 5.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information as of December 31, 2007 regarding the beneficial ownership of the Company’s common stock, Series A 7% preferred stock (“Series A Preferred Stock”) and Series B 7% cumulative convertible preferred stock (“Series B Preferred Stock”) by: (i) all persons known by the Company to be the beneficial owners of more than 5% of the common stock and/or Series B Preferred Stock of the Company; (ii) each director and nominee; (iii) each executive officer named in the Summary Compensation Table on page 91; and (iv) all directors and executive officers as a group. Under the rules of the Securities and Exchange Commission, “beneficial ownership” includes shares for which the individual, directly or indirectly, has or shares voting or investment power, whether or not the shares are held for the individual’s benefit. Unless otherwise stated, all shares are held directly with sole voting and investment power. The business address of the named stockholders is the address of the Company, except as otherwise noted. Except as disclosed in the chart below, the Company knows of no other person or group owning 5% or more of any class of the Company’s voting securities.

PRINCIPAL STOCKHOLDERS

	Common Stock[1]				Series A Preferred Stock[2]			Series B Preferred Stock[3]			Total Equivalent Voting Rights[4]

	# of Shares		% of Class		# of Shares		% of Class	# of Shares		% of Class	# of Shares	% of Total

Name

Edward M. Kopko	4,349,937	[5]	28.8%		5,500	[6]	64.7%	1,510,745		21.7%	5,860,682	27.1%

Hugh G. McBreen	913,979	[7]	6.5%		400	[8]	4.7%	1,570,255	[9]	22.6%	2,484,234	7.6%

Wesley B. Tyler	186,600	[10]	1.4%								186,600	*
Walter O. LeCroy	175,050	[11]	1.3%								175,050	*
Thomas F. Comeau	155,175	[12]	1.2%								155,175	*
Frank H. Murray	66,300	[13]	*								66,300	*
Louis F. Petrossi	69,000	[14]	*								69,000	*
Ronald Uyematsu	36,000	[15]	*								36,000	*
James Beckley	260,787	[16]	1.9%								260,787	*

Ivan Estes	83,558	[17]	*								83,558	*

Mark Koscinski	101,939	[18]	*								101,939	*
Thomas J. Considine, Jr.	16,666	[19]	*								16,666	*
Frederick H. Kopko, Jr.	1,830,920	[20]	12.3%		4,000	[21]	47.1%	1,515,679	[22]	21.8%	3,346,599	15.7%
David M. Knott	1,051,800	[23]	7.9%								1,051,800	5.2%
Prescott Group Capital Management LLC	1,181,533	[24]	8.9%								1,181,533	5.8%

SFE Partners	1,000,000	[25]	7.0	% %	4,000		47.1%				1,000,000	4.7%

ISB Development Corp.	1,250,000	[26]	8.6%		5000	[27]	58.8%				1,250,000	5.8%

All directors and executive officers as a group (11)	6,398,325	[28]	38.0%		5,900	[29]	69.4%	3,081,000		44.3%	9,479,325	41.3%

* Less than 1%

1.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2007 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. There were 13,301,732 shares of Common Stock outstanding as of December 31, 2007.

2.

Butler’s Series A 7% Manadatorily Redeemable Preferred Stock consists of 8,500 outstanding shares, has no voting rights, except in limited circumstances, and is not convertible into common stock. The Series A 7% Manadatorily Redeemable Preferred Stock accrues dividends at the rate of 7% per annum, based upon a liquidation value of $1,000 per share, payable in cash. The aggregate liquidation preference at December 31, 2006 was $8.5 million.

3.	Series B Preferred Stock consists of 6,954,743 outstanding shares, has one vote per share, and is convertible into shares of Common Stock at a rate of 0.285 per share of Series B Preferred Stock.

4.	Assumes Series B Preferred Stock is not converted. Does not include Series A Preferred Stock, which is non-voting, except in limited circumstances.

5.

Consists of (i) 430,562 shares of Common Stock which may be acquired upon conversion of 1,510,745 shares of Series B Preferred Stock; (ii) 1,883,572 shares of Common Stock, including 1,073,400 restricted shares which are subject to forfeiture or acceleration of vesting upon certain events; (iii) 6,250 shares of Common Stock held in Mr. Kopko’s IRA; (iv) 75,786 shares held in Mr. Kopko’s 401(k) account; (v) 375,000 shares that may be purchased upon exercise of voteable warrants which are exercisable within 60 days of December 31, 2007, of which 312,500 are owned individually by Mr. Kopko, and of which 62,500 are owned in his IRA; (vi) 1,000,000 shares that may be purchased upon exercise of voteable warrants exercisable within 60 days of December 31, 2007, which are owned by SFE Partners, of which Mr. Kopko may be deemed to share voting and dispositive power, but of which Mr. Kopko has no pecuniary interest; and (vii) 578,767 shares that may be purchased upon exercise of options exercisable within 60 days of December 31, 2007. The above Common Stock total includes 437,598 shares of Common Stock which are pledged to the Company in connection with loans made by the Company to acquire such common stock.

6.

Consists of 1,250 shares of Series A Preferred Stock owned individually, 250 shares of Series A Preferred Stock owned through his IRA, and 4,000 shares of Series A Preferred Stock which are owned by SFE Partners, of which Mr. Kopko may be deemed to share voting and dispositive power, but of which Mr. Kopko has no pecuniary interest.

7.

Consists of (i) 447,522 shares of Common Stock which may be acquired upon conversion of 1,570,255 shares of Series B Preferred Stock owned directly; (ii) 1,081 shares of Common Stock which may be acquired upon conversion of 3,794 shares of Series B Preferred Stock owned by Mr. McBreen’s wife, as to which Mr. McBreen disclaims beneficial ownership; (iii) 217,689 shares of Common Stock held directly by Mr. McBreen; (iv) 1,250 shares of Common Stock held by Peter J. McBreen & Associates, Inc., a corporation of which Mr. McBreen is a principal; (v) 5,437 shares of Common Stock held by Mr. McBreen’s children, as to which Mr. McBreen disclaims beneficial ownership; (vi) 100,000 shares that may be purchased upon exercise of voteable warrants exercisable within 60 days of December 31, 2007, of which 87,500 are owned individually by Mr. McBreen and of which 12,500 are owned by Peter J. McBreen & Associates, Inc.; and (vii) 141,000 shares of Common Stock that may be purchased upon exercise of options exercisable within 60 days of December 31, 2007. The above Common Stock total includes 315,075 shares of Common Stock which are pledged to the Company in connection with loans made by the Company to acquire such Common Stock. The business address of Mr. McBreen is 20 North Wacker Drive, Suite 2520, Chicago, Illinois 60606.

8.	Consists of 350 shares of Series A Preferred Stock owned individually, and 50 shares of Series A Preferred Stock owned through Peter J. McBreen & Associates, Inc.

9.	Includes 3,794 shares owned by Mr. McBreen’s wife (as to which Mr. McBreen disclaims beneficial ownership).

10.

Includes 36,000 shares that may be purchased upon exercise of options exercisable within 60 days of December 31, 2007. Also, includes 150,600 shares held through Old Oak Partners, LLC. Mr. Tyler is a managing member of Old Oak Partners, LLC.

[11]	Consists of 121,050 shares held directly and 54,000 shares that may be purchased upon exercise of options exercisable within 60 days of December 31, 2007.

12.	Consists of 53,175 shares held directly and 102,000 shares that may be purchased upon exercise of options exercisable within 60 days of December 31, 2007.

13.	Includes 36,000 shares that may be purchased upon exercise of options exercisable within 60 days of December 31, 2007.

14.	Consists of 15,000 shares held directly and 54,000 shares that may be purchased upon exercise of options exercisable within 60 days of December 31, 2007.

15.	Consists of 36,000 shares that may be purchased upon exercise of options exercisable within 60 days of December 31, 2007.

16.

Consists of (i) 131,500 shares held directly, (ii) 38,160 shares held through an IRA, (iii) 627 shares held through the ESOP, and (iv) 90,500 shares that may be purchased upon exercise of options exercisable within 60 days of December 31, 2007.

17.	Includes 68,500 shares that may be purchased upon exercise of options exercisable within 60 days of December 31, 2007. Mr. Estes retired from the Company in November 2006.

18.	Includes 100,000 shares that vest ratably over a five-year period.

19.	Mr. Considine’s employment was terminated on December 31, 2006.

20.

Consists of (i) 428,899 shares of Common Stock which may be acquired upon conversion of 1,504,911 shares of Series B Preferred Stock owned directly; (ii) 3,068 shares of Common Stock which may be acquired upon conversion of 10,768 shares of Series B Preferred Stock owned by Mr. Kopko’s wife, as to which Mr. Kopko disclaims beneficial ownership; (iii) 290,953 shares of Common Stock held directly; (iv) 1,000,000 shares that may be purchased upon exercise of voteable warrants exercisable within 60 days of December 31, 2007, which are owned by SFE Partners, of which Mr. Kopko may be deemed to share voting and dispositive power; and (v) 108,000 shares that may be purchased upon exercise of options exercisable within 60 days of December 31, 2007. The above Common Stock and Series B Preferred Stock total includes 290,953 shares of Common Stock and 334,491 shares of Series B Preferred Stock which are pledged to the Company in connection with loans made by the Company to acquire such Common Stock. The business address of Mr. Kopko is 20 North Wacker Drive, Suite 2520, Chicago, Illinois 60606.

21.	Consists of 4,000 shares owned by SFE Partners, of which Mr. Kopko may be deemed to share voting and dispositive power.

22.	Includes 10,768 shares owned by Mr. Kopko’s wife (as to which Mr. Kopko disclaims beneficial ownership).

23.

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

24.

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

[25]

Consists of 1,000,000 shares that may be purchased upon exercise of voteable warrants exercisable within 60 days of December 31, 2007. The partners in SFE Partners are ISB Development, Frederick H. Kopko, Jr. and Edward M. Kopko, each of which are entitled to jointly direct the voting and disposition of the warrants. As the President of ISB Development Corp., Sergei Kouzmine may exercise voting and disposition rights held by ISB Development Corp.

[26]

Consists of 250,000 shares that may be purchased upon exercise of voteable warrants exercisable within 60 days of December 31, 2007 held by ISB Development Corp. individually and 1,000,000 shares that that may be purchased upon exercise of voteable warrants held by SFE Partners. As a partner of SFE Partners, ISB Development Corp. is entitled to jointly direct voting and disposition of the warrants.

[27]

Consists of 1,000 shares held directly by ISB Development Corp. and 4,000 shares held by SFE Partners, of which ISB Development Corp. is a partner. As a partner of SFE Partners, ISB Development Corp. is entitled to jointly direct voting and disposition of the 4,000 shares of Series A Preferred Stock.

[28]

Includes (i) 878,085 shares of Common Stock which may be acquired upon conversion of 3,081,000 shares of Series B Preferred Stock; (ii) 475,000 shares that may be purchased upon exercise of voteable warrants which are exercisable within 60 days of December 31, 2007; (iii) 1,000,000 shares that may be purchased upon exercise of voteable warrants exercisable within 60 days of December 31, 2007, which are owned by SFE Partners, of which Mr. Kopko may be deemed to share voting and dispositive power, but of which Mr. Kopko has no pecuniary interest; and (iv) 1,196,767 shares that may be purchased upon exercise of options exercisable within 60 days of December 31, 2007. The above Common Stock total includes 752,073 shares of Common Stock which are pledged to the Company in connection with loans made by the Company to acquire such common stock.

[29]

Consists of 1,250 shares of Series A Preferred Stock owned by Mr. Kopko individually, 250 shares of Series A Preferred Stock owned through Mr. Kopko’s IRA, 350 shares of Series A Preferred Stock owned by Mr. McBreen individually, 50 shares of Series A Preferred Stock owned through Peter J. McBreen & Associates, and 4,000 shares of Series A Preferred Stock which are owned by SFE Partners, of which Mr. Kopko may be deemed to share voting and dispositive power, but of which Mr. Kopko has no pecuniary interest.

Item 13. Certain Relationships and Related Transactions

          The Company employs Mr. Comeau’s son in a non-executive capacity whose compensation exceeds $120,000.00 annually.

          Since 1986, two members of the Company’s current Board of Directors, Federick H. Kopko, Jr. and Hugh G. McBreen, were partners in the Company’s outside legal counsel, McBreen & Kopko. Frederick H. Kopko, Jr., is the brother of Edward M. Kopko, Butler’s Chief executive Officer. During 2006, the Company incurred approximately $876,000 in fees and expenses to McBreen & Kopko. As a Director of several of the Company’s subsidiaries, Frederick H. Kopko Jr. is covered under the Company’s medical plan.

          Under various approved stockholder option plans and stock purchase agreements, certain directors, former directors and officers have executed non-recourse, non-interest bearing notes to the Company to purchase common stock. The shares of the stock purchased by such individuals in connection with the loans, or an equivalent amount of shares of Series B Preferred Stock, collateralize the loans and each individual has entered into a pledge agreement and has executed a secured non-recourse promissory note. The loans are payable on the later of the specific date set forth in such promissory notes or the date when the officer fails to remain continuously employed by the Company. Directors and former directors with outstanding loans to the Company shall, subject to certain limitations, repay certain outstanding loans through cash payment or tender to the Company shares of stock of the Company, provided that the closing price of the Company’s common stock reaches or exceeds $10.00 per share, averages $10.00 per share, averages $10.00 per share over a period of thirty consecutive days, and does not fall below such $10.00 per share purchase price prior to repayment.

          In fiscal 2004, one loan to a former officer for approximately $37,000 was forgiven in exchange for the shares held as collateral. These shares were subsequently retired. One former director loan totaling $54,000 was repaid during 2004. The outstanding balance of these loans to the Company’s CEO at December 31, 2006 and December 25, 2005 was $1,617,000, including a 1999 non-interest bearing note of $822,000 to enable the CEO to pay for tax obligations on options exercised that year. The outstanding balance of these loans to the Company’s directors, former directors and other stockholders at December 31, 2006 and December 25, 2005 was $4,118,000. These stockholder loans, totaling $5,735,000 are classified as a reduction in stockholders’ equity on the consolidated balance sheet.

          The loans to these executives and directors were made prior to the effective date of the prohibition of loans to directors and executive officers under the Sarbanes-Oxley Act of 2002, and are grandfathered under such Act.

          Also, the Company advanced amounts to Mr. Kopko against his future bonuses. The outstanding aggregate balance of the advances to Mr. Kopko on December 31, 2006 and December 25, 2005 were approximately $463,000 and $635,000, respectively and is include in other assets. In fiscal 2003, the Company and Mr. Kopko agreed on a repayment plan whereby certain bonus amounts due him will be used to pay down his outstanding advance balance. Accordingly, during fiscal 2006 approximately $172,000 of the CEO’s bonus amounts was used to pay down advances.

          On December 15, 2006, Butler closed on the private placement of $8,500,000 of a new issuance of non-convertible Series A 7% Preferred Stock. Warrants to purchase 2,125,000 shares were also issued in connection with the issuance of the Series A 7% Preferred Stock. The warrants are exercisable at $2.00 per share, and are callable under certain conditions.

          Purchasers of the newly issued shares and warrants included the Company’s Chief Executive Officer, Edward M. Kopko, individually and in his IRA account, SFE Partners, a partnership in which Frederick H. Kopko, Jr. has a beneficial interest and in which Frederick H. Kopko, Jr. and Edward M. Kopko share voting and dispositive power, and Hugh G. McBreen, individually and as principal of Peter J. McBreen & Associates. Purchasers also include other non-related institutional and non-institutional investors. The terms of the issuances of the shares and warrants were reviewed and recommended by an independent committee of the board of directors and unanimously approved by the Company’s disinterested directors after reviewing other financing options. The proceeds of the offering were used to repay a portion of the terms loans from GECC and the remainder was and will continue to be used for other general corporate purposes.

Review, Approval or Ratification of Transactions with Related Persons

          In December 2006, the Board of Directors adopted a policy setting forth procedures for the review and approval of transactions involving Butler and related parties. For purposes of this policy, a related party is:

•	an executive officer or director of Butler or any of such person’s immediate family members;

•	a shareholder owning more than 5% of Butler’s stock; or

•	an entity which is owned or controlled by one of the above parties or an entity in which one of the above parties has a substantial ownership interest or control.

Under the policy, the company may not enter into a transaction with related parties unless:

•

the Rule 4350(h) Committee or another committee of disinterested directors has reviewed the transaction, determined it to be on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party, and recommended its approval to the Board of Directors; and

•	the transaction is subsequently approved by the disinterested members of the Board of Directors.

          Transactions available to all employees generally and transactions related to an executive officer’s employment with Butler or a director’s performance of services as a director of Butler (such as payment of salary, bonus, director fees, equity compensation, travel expenses and similar payments) are not subject to these review and approval procedures.

Director Independence

          Even though Butler is not currently listed on NASDAQ, Butler’s policy is to comply with the NASDAQ listing standards. Butler’s policy and NASDAQ listing standards require that at least a majority of the directors of the company be “independent directors” (as that term is defined under the NASDAQ listing standards). The Board of Directors conducts an annual review of the independence of all of its members. In connection with that review, the Board examines and considers information provided by the directors and the company which might indicate any material relationships (e.g., commercial, consulting, banking, legal, accounting, charitable or family relationships) that would impair the independence of any of the directors. For purposes of this review, the Board has used the guidelines contained in the NASDAQ listing standards rather than developing its own categorical standards for independence.

          In 2007, the Board conducted this review and determined that all of the directors of Butler are independent (and satisfy the independence requirements set forth in the listing standards of NASDAQ) except for Edward M. Kopko and Hugh G. McBreen. Mr. Kopko, the Company’s Chief Executive Officer (CEO), is the only director who is a Butler employee. Mr. McBreen is a partner of McBreen & Kopko, a law firm that provides legal services to Butler (including services as counsel to the Audit Committee). Butler paid approximately $876,000 to McBreen & Kopko in 2006.

Item 14. Principal Accounting Fees and Services

Audit Fees

          The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2006 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the three quarter of 2006 were approximately $850,000.

          The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2005 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the third quarter of 2005 were approximately $1.2 million

Audit-Related Fees

          The aggregate fees billed by Deloitte & Touche LLP for audit-related services for fiscal year 2005 primarily related to employee benefit plan audits and accounting consultations, approximated $70,000.

All Other Fees

          There were no fees for other services for fiscal years 2006 and 2005.

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

          For non-audit services, the Company’s management will submit to the Committee for approval a detailed list of non-audit services that it recommends the Committee engage the independent auditor to provide for the current fiscal year. Management and the independent auditor will each confirm to the Committee that each nonaudit service on the list is permissible under all applicable legal requirements. In addition to the list of anticipated non-audit services, a budget estimating non-audit service spending for the fiscal year will be provided. The Committee must approve both the list of permissible non-audit services and the budget for such services. The Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

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

Consolidated Balance Sheets as of December 31, 2006 and December 25, 2005

Consolidated Statements of Operations for the years ended December 31, 2006, December 25, 2005 and December 31, 2004

Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2006, December 25, 2005 and December 31, 2004

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2006, December 25, 2005 and December 31, 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006, December 25, 2005 and December 31, 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Accounting Firm

(2)	Financial Statement Schedules for each of the three years in the period ended December 31, 2006, December 25, 2005 and December 31, 2004:

II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibit Index is included after signatures. New exhibits, listed as follows, are attached:

	Exhibit No.	Description

	22.1	List of Subsidiaries of the Registrant

	23.1	Consent of Grant Thornton LLP

	23.2	Consent of Deloitte & Touche LLP

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 31.2.

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

	32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 32.2.

(b)		The Registrant has filed, as exhibits to this annual report on Form 10-K, the exhibits required by Item 601 of Regulation S-K.

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

Date: January 18, 2008	BUTLER INTERNATIONAL, INC.
(Registrant)

By: /s/ Edward M. Kopko

Edward M. Kopko, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chairman of the Board of Directors	January 18, 2008
and Chief Executive Officer
/s/ Edward M. Kopko	(Principal Executive Officer)

Edward M. Kopko

	Senior Vice President and	January 18, 2008
Chief Financial Officer
(Principal Accounting Officer)
/s/ Mark Koscinski	(Principal Financial Officer)

Mark Koscinski

/s/ Thomas F. Comeau	Director	January 18, 2008

Thomas F. Comeau

/s/ Walter O. LeCroy	Director	January 18, 2008

Walter O. LeCroy

/s/ Hugh G. McBreen	Director	January 18, 2008

Hugh G. McBreen

/s/ Frank H. Murray	Director	January 18, 2008

Frank H. Murray

/s/ Louis F. Petrossi	Director	January 18, 2008

Louis F. Petrossi

/s/ Wesley B. Tyler	Director	January 18, 2008

Wesley B. Tyler

/s/ Ronald Uyematsu	Director	January 18, 2008

Ronald Uyematsu

Schedule II

BUTLER INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions

Description	Balance at beginning of period	Charged to costs and Expenses	Charged to other accounts	Deductions		Balance at end of period

2004
Allowance for doubtful accounts receivable	$8,500	$243	$—	$169		$8,574

Allowance for doubtful notes receivable	996	91	—	—		1,087

Allowance for deferred taxes	1,274	201	—	—		1,475

2005
Allowance for doubtful accounts receivable	$8,574	$621	$—	$7,594	(a)	$1,601

Allowance for doubtful notes receivable	1,087	111	—	1,198	(a)	—

Allowance for deferred taxes	1,475	(35)	870	—		2,310

2006
Allowance for doubtful accounts receivable	$1,601	$801	$—	$1,110		$1,292

Allowance for deferred taxes	2,310	58	—	—		2,368

(a) Eliminated as part of foreclosure of Chief Executive Magazine (See Note 12).

BUTLER INTERNALTIONAL, INC.
EXHIBIT INDEX

Exhibit No.		Description

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

10.1	*

Incentive Stock Option Plan of the Registrant, as amended, filed as Exhibit No. 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

BUTLER INTERNALTIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit No.		Description

10.2	*	Stock Option Plan of the Registrant, as amended, filed as Exhibit No. 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.3	*

1989 Directors Stock Option Plan of the Registrant, dated November 1, 1988, as amended, filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.4	*

Stock Purchase Agreement, dated September 19, 1990, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.5	*

Plan Pledge Agreement, dated September 19, 1990, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.6	*

Plan Promissory Note, dated January 16, 1991, executed by Edward M. Kopko, and made payable to the order of North American Ventures, Inc. in the amount of $445,000, filed as Exhibit No. 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.7	*

Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.8	*

Promissory Note, dated January 16, 1991, executed by Edward M. Kopko and made payable to the order of North American Ventures, Inc. in the amount of $154,999.40, filed as Exhibit No. 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.9	*

Form of Plan Pledge Agreement, dated September 19, 1990, between North American Ventures, Inc. and each of John F. Hegarty, Hugh G. McBreen, and Frederick H. Kopko, Jr. (“Outside Directors”), filed as Exhibit No. 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.10	*

Form of Plan Promissory Note, dated September 19, 1990, each executed by an Outside Director and each made payable to the order of North American Ventures, Inc. in the amount of $185,000, filed as Exhibit No. 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.11	*

Form of Stock Purchase Agreement, dated November 4, 1988, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

BUTLER INTERNALTIONAL, INC.
EXHIBIT INDEX (Continued)

Exhibit		Description

10.12	*

Form of Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.13	*

Form of Promissory Note, dated January 16, 1991, executed by each of the Outside Directors and each payable to the order of North American Ventures, Inc., in the amount of $63,000, filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.14	*

Form of Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.15	*

Form of Promissory Note, dated January 16, 1991, executed by each of John F. Hegarty and Hugh G. McBreen and each made payable to the order of North American Ventures, Inc. in the amount of $54,000, filed as Exhibit No. 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.16	*

Form of Promissory Note, dated January 16, 1991, executed by each of the Outside Directors and each payable to the order of North American Ventures, Inc., in the amount of $225,450, filed as Exhibit No. 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.17	*

Form of Pledge Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.18	*

Form of Security Agreement, dated January 16, 1991, between North American Ventures, Inc. and each of the Outside Directors, filed as Exhibit No. 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.19	*

1990 Employee Stock Purchase Plan of the Registrant, as amended, filed as Exhibit No. 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.21	*

Stock Purchase Agreement, dated December 17, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

10.22	*

Plan Pledge Agreement, dated December 17, 1991, between North American Ventures, Inc. and Edward M. Kopko, filed as Exhibit No. 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

10.23	*

Plan Promissory Note, dated December 17, 1991, executed by Edward M. Kopko, and made payable to the order of North American Ventures, Inc. in the amount of $84,000, filed as Exhibit No. 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

10.24	*

Form of Stock Purchase Agreement, dated December 17, 1991, between North American Ventures, Inc. and each of John F. Hegarty and Hugh G. McBreen, filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

BUTLER INTERNALTIONAL, INC.
EXHIBIT INDEX (Continued)

10.25	*

Form of Plan Pledge Agreement, dated December 17, 1991, between North American Ventures, Inc. and each of John F. Hegarty and Hugh G. McBreen, filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

10.26	*

Form of Plan Promissory Note, dated December 17, 1991, executed each of John F. Hegarty and Hugh G. McBreen, and each made payable to the order of North American Ventures, Inc., in the amount of $42,000, filed as Exhibit No. 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

10.27	*	1992 Stock Option Plan, filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, and hereby incorporated by reference.

10.28	*	1992 Incentive Stock Option Plan, filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, and hereby incorporated by reference.

10.29	*	1992 Stock Bonus Plan, filed as Exhibit No. 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, and hereby incorporated by reference.

10.30	*	1992 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, and hereby incorporated by reference.

10.31	*

Butler Service Group, Inc. Employee Stock Ownership Plan and Trust Agreement, filed as Exhibit No. 19.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987, and hereby incorporated by reference.

10.32	*

Form of Promissory Note dated May 3, 1995 in the original principal amount of $142,500 executed by Frederick H. Kopko, Jr. and Hugh G. McBreen, and made payable to the order of Butler International, Inc., filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and hereby incorporated by reference.

10.33	*

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

10.35	(a)

First Amendment Agreement, dated as of February 27, 2002, between Butler Service Group, Inc. and General Electric Corporation, filed as Exhibit 10.37(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and hereby incorporated by reference.

10.35	(b)

Second Amendment and Waiver, dated November 14, 2002, between Butler Service Group, Inc. and General Electric Corporation, filed as Exhibit 10.36(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and hereby incorporated by reference.

10.35	(c)

Third Amendment and Waiver, dated March 27, 2003, between Butler Service Group, Inc. and General Electric Corporation, filed as Exhibit 10.36(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and hereby incorporated by reference.

10.35	(d)

Fourth Amendment and Waiver, dated May 14, 2003, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.36(d) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and hereby incorporated by reference.

BUTLER INTERNALTIONAL, INC.
EXHIBIT INDEX (Continued)

10.35	(e)

Fifth Amendment and Waiver, dated November 14, 2003, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.36(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and hereby incorporated by reference.

10.35	(f)

Sixth Amendment and Waiver, dated March 30, 2004, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.36(f) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and hereby incorporated by reference.

10.35	(g)

Seventh Amendment, dated July 1, 2004, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.35(g) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and hereby incorporated by reference.

10.35	(h)

Eighth Amendment, dated November 10, 2004, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.35(h) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and hereby incorporated by reference.

10.35	(i)

Ninth Amendment, dated March 25, 2005, among the Registrant, Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.35(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and hereby incorporated by reference.

10.35	(j)

Tenth Amendment and Limited Waiver, dated July 19, 2005, among the Registrant, Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.35(j) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and hereby incorporated by reference.

10.35	(k)

Eleventh Amendment and Limited Waiver, dated September 1, 2005, among the Registrant, Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.35(k) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and hereby incorporated by reference.

10.35	(l)

Twelfth Amendment, dated November 30, 2005, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 1, 2005 and hereby incorporated by reference.

10.35	(m)

Thirteenth Amendment to Credit Agreement dated September 29, 2006, executed on October 2, 2006, by and between Registrant, certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2006 and hereby incorporated by reference.

10.35	(n)

Fourteenth Amendment to Credit Agreement dated October 31, 2006, 2006, by and between Registrant, certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2006 and hereby incorporated by reference.

10.35	(o)

Fifteenth Amendment to Credit Agreement dated December 14, 2006, 2006, by and between Registrant, certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2006 and hereby incorporated by reference.

BUTLER INTERNALTIONAL, INC.
EXHIBIT INDEX (Continued)

10.35	(p)

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

10.35	(r)

Amendment dated as of July 31, 2007, by and among Butler Service Group, Inc., certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2007, and hereby incorporated by reference

10.35	(s)

Second Amendment dated as of August 14, 2007, by and among Butler Service Group, Inc., certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 22, 2007, and hereby incorporated by reference.

10.35	(t)

Third Amendment dated as of August 20, 2007, by and among Butler Service Group, Inc., certain of its subsidiaries, and GECC, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 22, 2007, and hereby incorporated by reference.

10.35	(u)

Third Amended and Restated Credit Agreement dated as of August 29, 2007, among BSG, as Borrower, the other Credit Parties signatory thereto, as Credit Parties, the Lenders signatory thereto from time to time, as Lenders, and GECC, as Agent and Lender, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 4, 2007, and hereby incorporated by reference.

10.35	(v)

Amendment to Credit Agreement, dated as of August 29, 2007, among BSG, as Borrower, and GECC, as Agent and Lender, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 4, 2007, and hereby incorporated by reference.

10.35	(w)

Consent and Waiver to Third Amended and Restated Credit agreement, dated October 31, 2007 among BSG as borrower, and GECC, as lenders, filed as Exhibit 10.82 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, and hereby incorporated by reference.

10.35	(x)

Consent and waiver to Third Amended and Restated Credit Agreement, dated as of December 7, 2007, among BSG, as borrower, and GECC, as agent for the lenders, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2007, and hereby incorporated by reference.

10.35	(y)

Letter Agreement, dated as of January 9, 2008, by and among Butler International, Inc., certain of its subsidiaries, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 17, 2008, and hereby incorporated by reference.

10.36	*

Form of Promissory Note dated January 28, 1998 in the original amount of $168,278.74 executed by Hugh G. McBreen and made payable to the order of Butler International, Inc., filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and hereby incorporated by reference.

10.37	*

Form Pledge Agreement dated January 28, 1998 between Butler International, Inc. and Hugh G. McBreen, filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and hereby incorporated by reference.

10.38	*

Form of Promissory Note dated October 13, 1998 in the original amount of $181,000 executed by Frederick H. Kopko, Jr. and made payable to Butler International, Inc. filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and hereby incorporated by reference.

10.39	*

Form Pledge Agreement dated October 13, 1998 between Butler International, Inc. and Frederick H. Kopko, Jr., filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, and hereby incorporated by reference.

BUTLER INTERNALTIONAL, INC.
EXHIBIT INDEX (Continued)

10.40	*

Form of Promissory Note dated March 2, 1999 in the original amount of $890,625 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and hereby incorporated by reference.

10.41	*

Form Pledge Agreement dated March 2, 1999 between Butler International, Inc. and Edward M. Kopko, filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and hereby incorporated by reference.

10.42	*

Form of Promissory Note dated March 2, 1999 in the original amount of $822,441 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and hereby incorporated by reference.

10.43	*

Form of Promissory Note dated September 12, 2000 in the original amount of $367,000 executed by Edward M. Kopko and made payable to Butler International, Inc. filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.

10.44	*

Form Pledge Agreement dated September 12, 2000 between Butler International, Inc. and Edward M. Kopko, filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.

10.45	*	1992 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, and hereby incorporated by reference.

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

10.49	*

Form of Promissory Note dated March 12, 2002 in the original amount of $219,750 executed by Frederick H. Kopko, Jr. and made payable to Butler International, Inc. filed as Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference.

10.50	*

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

BUTLER INTERNALTIONAL, INC.
EXHIBIT INDEX (Continued)

10.53

Mortgage and Security Agreement dated September 30, 2002, between Butler of New Jersey Realty Corp. and GMAC Commercial Mortgage Corp., filed as Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and hereby incorporated by reference.

10.53	(a)

Promissory Note dated September 30, 2002, between Butler of New Jersey Realty Corp. and GMAC Commercial Mortgage Corp., filed as Exhibit 10.58(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and hereby incorporated by reference.

10.54	*

Notification of Default Letter date May 12, 2003 to Board of Directors, Butler International, Inc. regarding Edward M. Kopko’s employment agreement, filed as Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, and hereby incorporated by reference.

10.55	*

Senior Management Employment Agreement between Butler Technology Solutions and Ivan Estes filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.

10.56	*

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

10.58	*	Employment Agreement dated April 11, 2005 between the Registrant and Thomas J. Considine, Jr. filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 15, 2005.

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

BUTLER INTERNALTIONAL, INC.
EXHIBIT INDEX (Continued)

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

10.70	*

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

BUTLER INTERNALTIONAL, INC.
EXHIBIT INDEX (Continued)

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

10.82

Consent and Waiver to Second Lien Credit Agreement, dated as of December 1, 2007, among BSG, as borrower and Monroe Capital, as agent for the lenders, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 12, 2007, and hereby incorporated by reference.

10.83

Letter Agreement, dated as of January 15, 2008, by and among Butler International, Inc., certain of its subsidiaries, and Monroe Capital, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 17, 2008, and hereby incorporated by reference.

22.1	List of subsidiaries

23.1	Consent of Grant Thornton LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer, filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer, filed herewith as Exhibit 31.1.

99.1	Commitment letter, dated August 9, 2007 from Monroe Capital, LLC to BSG, filed as Exhibit 99.1 to the Registrant’s current report in Form 8-K dated August 9, 2007 and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.