Form 10-Q
period 2007-04-01
BUTLER INTERNATIONAL INC /MD/
filed 2008-03-21
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” as defined in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding, December 31, 2007

Common stock, $0.001 par value	12,828,101

BUTLER INTERNATIONAL, INC.
Form 10-Q for Period Ended April 1, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of

	April 1, 2007	December 31, 2006

	(Unaudited)
ASSETS
Current assets:
Cash	$1,120	$86
Accounts receivable, net	50,218	50,357
Deferred income taxes	2,752	2,933
Other current assets	2,122	2,738

Total current assets	56,212	56,114

Property and equipment, net	3,372	3,437
Assets held for sale	8,889	8,889
Long-term deferred income taxes	7,986	7,044
Other assets	2,819	3,115
Other intangible assets, net	1,618	1,630
Goodwill	36,226	36,226

Total assets	$117,122	$116,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,357	$25,122
Current portion of long-term debt	90	90

Total current liabilities	26,447	25,212

Revolving credit facility	34,436	35,191
Long-term debt, net of current portion	21,573	21,596
Other long-term liabilities	5,633	5,521
Series A 7% Mandatorily Redeemable Preferred Stock, net	6,803	6,730
Commitments and contingencies (see Note 3)

Stockholders’ equity:
Series B 7% Cumulative Convertible Preferred Stock	6	6
Common stock	12	12
Additional paid-in capital	102,920	102,868
Receivables from stockholders	(5,735)	(5,735)
Accumulated deficit	(74,223)	(74,206)
Accumulated other comprehensive loss	(750)	(740)

Total stockholders’ equity	22,230	22,205

Total liabilities and stockholders’ equity	$117,122	$116,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	For the Three Months Ended

	Apri1 1, 2007	March 26, 2006

Net sales	$76,049	$76,047
Cost of sales	63,390	62,590

Gross margin	12,659	13,457

Depreciation and amortization	466	365
Selling, general and administrative expenses	10,701	11,299

Operating income	1,492	1,793

Interest expense	1,610	1,461

Income (loss) before income taxes	(118)	332

Income tax (benefit) expense	(413)	351

Net income (loss)	$295	$(19)

Income (loss) per share:
Basic	$0.02	$(0.01)
Diluted	$0.01	$(0.01)

Average number of common shares and common share equivalents outstanding:
Basic	11,864	10,636
Diluted	11,946	10,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited )

	For the Three Months Ended

	April 1, 2007	March 26, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$295	$(19)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	466	365
Provision for doubtful accounts and notes	7	95
Provision (benefit) for deferred taxes	(413)	350
Amortization of deferred financing charges	153	3
Issuance of common shares for amendment fee	—	158
Amortization of the Series A preferred stock warrants	73	—
Amortization of stock based compensation	72	101
Other changes that (used) provided cash:
Accounts receivable	132	(4,989)
Other assets	758	(56)
Other liabilities	668	677

Net cash provided by (used in) operating activities	2,211	(3,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(389)	(229)

Net cash used in investing activities	(389)	(229)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings (repayments) under credit facility	(755)	5,484
Repayment of long-term debt	(23)	(2,022)
Net proceeds from exercise of stock options	—	21

Net cash provided by (used in) financing activities	(778)	3,483

Effect of exchange rate changes on cash	(10)	—

Net increase (decrease) in cash	1,034	(61)
Cash at beginning of period	86	214

Cash at end of period	$1,120	$153

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

Fiscal Year End

          The Company had adopted a 52-53 week fiscal period ending on the Sunday closest to the end of the period. The Company’s fiscal quarters in 2007 ended on the following dates: April 1, 2007, July 1, 2007, September 30, 2007 and December 30, 2007.

Basis of Presentation

          The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2007. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on January 18, 2008 with the Securities and Exchange Commission (“SEC”).

NASDAQ Delisting

          On April 11, 2006, the Company was delisted from NASDAQ because the Company did not meet certain requirements or listing standards as set forth in NASDAQ’s Marketplace Rule 4310 (c) (14). The Company is required to meet specified minimum thresholds, which include but are not limited to, the number of publicly traded shares, total market value, stock price, and number of shareholders. Butler may apply for re-listing on NASDAQ, although the Company may not be successful in its efforts to obtain re-listing. Butler’s common stock is currently trading on the Pink Sheets as a result of the delisting.

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

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

          Net sales and operating income (loss) by segment are as follows:

	For the Three Months Ended
	April 1, 2007	March 26, 2006

Net Sales:
Technical Services	$53,221	$51,572
Telecommunication Services	16,972	18,366
Information Technology Services	5,548	5,641

Total reportable segments	$75,741	$75,579
Other/Unallocated amount	308	468

Consolidated total	$76,049	$76,047

Operating income (loss):
Technical Services	$3,706	$4,422
Telecommunication Services	2,119	1,425
Information Technology Services	469	163

Total reportable segments	$6,294	$6,010
Other/Unallocated amount	(4,802)	(4,217)

Consolidated total	$1,492	$1,793

          The accounting policies of the business segments are the same as those described in Significant Accounting Policies in Note 2 of the Notes to the Consolidated Financial Statements in Company’s fiscal 2006 Annual Report on Form 10-K. Intercompany transactions and balances have been eliminated. Management reviews its assets on a consolidated basis, as it is not meaningful to allocate assets to the various segments except goodwill. Management evaluates segment performance based on revenues and operating profits. Butler does not allocate certain corporate expenses, interest expense, income taxes or charges determined to be non-recurring in nature, such as restructuring and impairment charges that do not relate to a specific business segment. Butler primarily operates in the United States. Operations include the results of the India subsidiary, which are less than 1% of sales for all periods presented.

          The number of clients individually representing 10% or more of net sales per segment is as follows:

	Number of Clients	Percentage of Total Net Sales

Technical Services
3 months ended April 1, 2007	3	48%
3 months ended March 26, 2006	3	47%

Telecommunications Services
3 months ended April 1, 2007	3	81%
3 months ended March 26, 2006	4	84%

Information Technology Services
3 months ended April 1, 2007	4	77%
3 months ended March 26, 2006	4	67%

          One and no customer accounted for more than 10% of net accounts receivable as of April 1, 2007 and December 31, 2006, respectively.

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

          For the three months ended April 1, 2007, the total number of restricted stock, options and warrants outstanding totaled 390,000, 1,208,000 and 2,125,000, where the exercise price was greater than the average market price of the common shares and therefore, were excluded from the computation of diluted income per share, respectively. For the three months ended April 1, 2007, 1,850,000 of potential common shares derived from convertible preferred stock have an anti-dilutive effect on earnings per share and accordingly are excluded from the calculations.

          For the three months ended March 26,2006, diluted net loss per share does not include 1,220,000 and 773,000 of potential common shares derived from restricted stock and stock options, respectively, as a result of the Company incurring losses, as their effect would have been anti-dilutive. For the three months ended March 26, 2006, the total number of restricted stock and options outstanding totaled 50,000 and 773,000, respectively, where the exercise price was greater than the average market price of the common share. As of March 26, 2006, there were no warrants outstanding. For the three months ended March 26, 2006, 1,729,000 of potential common shares derived from convertible preferred stock have an anti-dilutive effect on earnings per share and accordingly are excluded from the calculations.

          The following table presents the computation of basic and diluted earnings per common share:

	For the Three Months Ended
	April 1, 2007	March 26, 2006

Net income (loss)	$295	$(19)
Less: Series B preferred stock dividends	(116)	(106)

Net income (loss) for basic earnings per share calculation	179	(125)

Add: Income impact of assumed conversions
Convertible preferred stock dividends	—	—

Net income (loss) for diluted earnings per share calculation	$179	$(125)

Weighted-average number of common shares:
Basic	11,864	10,636
Add: Incremental shares from assumed conversion
Restricted stock	34	—
Stock options and warrants	48	—
Convertible preferred stock	—	—

Diluted	11,946	10,636

Net loss share common:
Basic	$0.02	$(0.01)
Diluted	$0.01	$(0.01)

Adoption of Accounting Standards

          In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to transition, derecognition, classification, accounting in interim periods, accounting for interest and penalties associated with tax positions, and disclosure requirements.

          The Company adopted the provisions of FIN 48 on January 1, 2007. For transition purposes, we adopted FIN 48 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The impact to opening retained earnings as of January 1, 2007 resulting from our reassessment of our tax positions in accordance with the requirements of FIN 48 was approximately $0.2 million.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

          We recognize interest and penalties accrued related to unrecognized tax benefits in our provision for income taxes. Our classification of interest and penalties did not change as a result of adopting FIN 48. Due to the existence of net operating loss (“NOL”) carryforwards, the Company has currently accrued interest on only a portion of its unrecognized tax benefits.

          The Company has a $5.3 million liability recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of approximately $0.4 million. Our liability for unrecognized tax benefits increased by approximately $0.3 million for the quarter ended April 1, 2007, including interest and penalties. We expect comparable increases in each quarter of our 2007 fiscal year. Due to our NOL carryforwards, we do not anticipate any significant decreases to our unrecognized tax benefits within the next 12 months.

          The Company’s federal income tax returns for the tax years 2003 and beyond remain subject to examination by the Internal Revenue Service; in addition, nominal amounts related to the 2001 and 2002 federal tax years remain open due to utilization of NOL carryforwards. We are generally no longer subject to state income tax examinations for tax years prior to 2002, although earlier tax years remain open in certain states.

New Accounting Standards

          In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however, the application of this statement may change current practice. The requirements of FAS 157 are first effective for the Company’s fiscal year beginning December 31, 2007.  However, in February 2008, the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on December 31, 2007 is limited to financial assets and liabilities. The Company does not believe the initial adoption of FAS 157 will have a material effect on its consolidated financial statements. However, the Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact that it will have on its consolidated financial statements upon full adoption.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. The Company is currently evaluating the impact of the provisions of SFAS No. 159 and will adopt this standard for our fiscal year beginning on December 31, 2007.

          In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact the provisions of SFAS No. 141(R) and will adopt this standard for our fiscal year beginning on December 29, 2008.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact the provisions of SFAS No. 141(R) and will adopt this standard for our fiscal year beginning on December 29, 2008.

Note 2 - Assets Held for Sale

          In February 2005, the Company’s Board of Directors authorized the sale of its Montvale, New Jersey property and the establishment of worldwide headquarters in Ft. Lauderdale, Florida, where it currently leases office space. The Montvale, New Jersey

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

property had served as the Company’s worldwide headquarters. Butler has classified the Montvale, New Jersey building and associated land in its balance sheet as “Assets held for sale”.

          As of April 1, 2007, the net carrying value of the property is approximately $9.0 million and the related debt is $6.7 million. Depreciation on the facility ceased when the facility was classified as held for sale in February 2005. See Note 8 – Subsequent Events – Other Events for further discussion of the sale of a portion of the Company’s Montvale, New Jersey facility.

Note 3 - Commitments and Contingencies

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

          Debt is summarized as follows:

	April 1, 2007	December 31, 2006

Revolving credit facility with average interest rate of 8.26% for 2007 and 7.45% for 2006	$34,436	$35,191
Variable-rate Term Loan B with average interest rate of 8.76 for 2007 and 7.95% for 2006	15,000	15,000
6.85% mortgage note due 2012	6,663	6,686
Series A 7% Mandatorily Redeemable Preferred Stock, net due 2011	6,803	6,730

	62,902	63,607
Less current portion	(90)	(90)

	$62,812	$63,517

          At April 1, 2007 the aggregate principal amounts of long-term debt scheduled for repayment for the years 2007 through 2011 were $89,700, $49,533,900, $104,400, $111,900, $6,921,800 and $6,140,400 due thereafter.

          The debt obligations of our subsidiaries, Butler Service Group, Inc. (“BSG”) and Butler New Jersey Realty Corporation (“BNJRC”), are reflected in the Company’s consolidated balance sheet. In order to obtain favorable terms, guarantees of subsidiary debt are issued to lending institutions requiring the parent company to repay the debt should BSG or BNJRC default on their debt obligations. At April 1, 2007, all of the Company’s consolidated debt is subject to these guarantees. Under the terms of the debt agreement, transfer of funds to the parent company by BSG is restricted. BSG and BNJRC hold approximately 83.0% and 6.2%, respectively, of the Company’s consolidated assets.

Revolving Credit Facility and Term Loans

          General Electric Capital Corporation, (“GECC”), provides Butler with a revolving credit facility for loans up to $47.0 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million. The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending billed receivables. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for a detailed discussion of our debt arrangements with GECC. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. The interest rate on the term loan is based on the 30-day Commercial Paper Rate plus three hundred fifty basis points.

          At April 1, 2007, Butler had $34.4 million of variable interest rate revolving credit facility loans plus $3.8 million of letters of credit under its revolving credit facility with GECC, leaving approximately $8.8 million of availability. The related interest rate in effect at April 1, 2007 was 8.26%.

          At April 1, 2007, the Company also had one variable interest rate term loans (Term Loan B) with GECC with an outstanding balance of $15.0 million with an effective interest rate of 8.76%. This loan was subsequently repaid in August 2007 with the $23.0 million Monroe Term Loan. See Note 8 Subsequent Events – Debt Agreements for further discussion of the Monroe Term Loan.

          Related to the Company’s current financing arrangement (as amended) with GECC, the Company entered into several subsequent amendments with GECC whereby GECC agreed to further forbear from the exercise of such rights and remedies through various extension dates. As a result of the Company’s failure to timely file its financial statements with the Securities and Exchange Commission and as a result of its recent financial performance, the Company was in violation of certain terms and covenants

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

contained in its debt agreement with GECC. The Company has received several waivers of these covenants and has negotiated several amendments to the agreements with GECC for extensions of time to meet the covenants.

          In fiscal 2007 the Company received limited waivers of certain reporting and ratio covenants resulting in the compliance with its covenants. See Note 8 Subsequent Events– Debt Agreements for further discussion of the Company’s debt agreements with GECC.

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

          For the three month periods ended April 1, 2007 and March 26, 2006, the Company recorded a charge of approximately $0.1 million and $0 representing the amortization of the debt discount as interest expense, respectively.

          In connection with the Offering, the Company entered into a Registration Rights Agreement with the Investors, pursuant to which the Company granted the Investors certain registration rights with respect to the Shares. The Shares sold to the Investors have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. Also see Note 8 Subsequent Events – “Other Items” for additional discussion of the Series A 7% Mandatorily Redeemable Preferred Stock.

Letters of Credit

          As of April 1 2007, Butler had standby letters of credit in the amount of $3.8 million as collateral against its insurance program. These letters are renewed annually. We also have a $2.0 million letter of credit associated with the mortgage note.

Facility Mortgage

          Butler has a 10-year, mortgage for its corporate office facility, in Montvale, New Jersey, totaling $6.7 million as of April 1, 2007. The mortgage note has a fixed interest rate at 6.85%. The mortgage note contains various financial and other covenants including the requirement to meet certain fixed charge coverage and liquidity amounts. The Company is in compliance with all covenants at April 1, 2007 and December 31, 2006. See Note 8 Subsequent Events– Other Items for further discussion of the Company’s Agreement of Purchase and Sale transaction involving the sale of its Montvale, New Jersey real property.

Interest Rate Risk Management

          We may use interest rate swap agreements from time to time to manage the impact of interest rate changes. During the three months ended April 1, 2007 and fiscal 2006, the Company did not enter into any swap agreements.

Note 4 – Comprehensive income (loss)

          The following table sets forth the components of comprehensive income (loss), net of tax:

	For the Three Month Period
	April 1, 2007	March 26, 2006

Net income (loss)	$295	$(19)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10)	—

Comprehensive income (loss)	$285	$(19)

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Note 5 – Stockholders’ Equity

          During the three-month periods ended April 1, 2007 and March 26, 2006, zero and 5,000 stock options, respectively, were granted to officers of Butler through the 2002 and 2003 Stock Incentive Plans. No stock options were granted to our non-employee directors during each of the three-month periods ended April 1, 2007 and March 26, 2006. Under the 2002 and 2003 Stock Incentive Plans, the Company has 5,965,433 shares available for future issuance as of April 1, 2007.

          Changes in our outstanding stock options for the three-month period ended April 1, 2007 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Balance at December 31, 2006	1,810,500	$4.51
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(103,833)	$3.23

Outstanding at April 1, 2007	1,706,667	$4.29	2.8

Exercisable at April 1, 2007	1,605,000	$4.74	4.8

          There were no options granted or exercised during the three months ended April 1, 2007. The aggregate intrinsic value of 1,605,000 exercisable options totaling $0.2 million represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 1, 2007. This amount changes based on the fair market value of the Company’s stock. During the three months ended April 1,2007 and March 26, 2006, the company recorded $49,000 and $69,000, respectively, of stock-based compensation expense related to stock options. As of April 1, 2007, there was $0.1 million of unrecognized compensation cost related to non-vested stock options which are expected to be recognized over a weighted-average period of approximately 5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Warrants

          As of April 1, 2007 and December 31, 2006, there were vested warrants to purchase 2,125,000 shares of the Company’s common stock at $2.00 per share, respectively. See Note 3 – Commitments and Contingencies- Sale of Preferred Stock for detailed discussion.

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

          On March 27, 2007, the Company granted 215,000 shares of restricted stock to certain key employees with a fair value of $0.4 million. This amount is being amortized in accordance with SFAS No. 123R, over the vesting period of the individual restricted common stock grants, which is five years. The fair value of each restricted stock granted was calculated based on the closing stock price on the date of grant. During the three months ended April 1, 2007, a nominal amount of stock-based compensation expense was recorded related to this restricted stock issuance.

          On March 27, 2007, the Company granted 155,000 shares of restricted stock to executive officers and certain key employees with a fair value of $0.3 million, whose vesting is contingent upon meeting qualitative and quantitative performance milestones primarily related to divisional revenues earned through fiscal 2009. The shares vest at 100% upon the achievement of the performance

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

milestone. Current assumptions are that the performance milestone will be met at fiscal 2009 and compensation expense is recorded based upon the fair value based on the closing price on the date of grant over the vesting period currently estimated at approximately three years. The Company will evaluate this assumption on a quarterly basis for fiscal years ending 2007, 2008 and 2009. During the three months ended April 1,2007, a nominal amount of stock-based compensation expense was recorded related to this restricted stock issuance.

          Changes in the outstanding shares of restricted stock for the three months ended April 1, 2007 were as follows:

	Shares	Weighted- Average Grant Price

Nonvested at December 31, 2006	63,334	$2.42
Granted	370,000	$1.90
Vested and issued	(10,000)	$3.05
Forfeited or expired	—

Nonvested at April 1, 2007	423,334	$1.95

          During the three months ended April 1, 2007 and March 26, 2006, the Company recorded $23,000 and $37,000, respectively, of stock-based compensation expense associated with restricted stock grants. As of April 1, 2007, there was $0.8 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of 4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

          Total stock-based compensation of $72,000 and $0.1 million was recorded in the three months ended April 1, 2007 and March 26, 2006, respectively.

Cumulative Convertible Preferred Stock

          Butler’s Series B Cumulative Convertible Preferred Stock (“Series B Preferred Shares”) accrues dividends at the rate of 7% per annum, based upon a liquidation value of $1.00 per share, payable in cash or in-kind at the option of the holder. During the three month periods ended April 1, 2007 and March 26, 2006, dividends in-kind amounting to approximately $116,000 and $106,000, respectively, were paid to the holders of Series B Preferred Shares. Series B Preferred Shares are convertible at the election of the holder at a ratio of one Series B Preferred Share to 0.285 Common Shares.

Note 6 – Income Taxes

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

          The effective tax rate for the first quarter of 2007 was 350%, as compared with 105.68% during the first quarter of 2006.

          The income tax benefit was $0.4 million for the three months ended April 1, 2007, as compared with income tax expense of $0.4 million for the three months ended March 26, 2006. The change in the effective tax rate from 2006 as compared to 2007 is primarily due to the change in the tax effect of recurring permanent tax differences and FIN 48 reserves and the tax effect of a new permanent tax difference related to the issuance of preferred stock.

          The Company has a $5.3 million liability recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of approximately $0.4 million. The Company's liability for unrecognized tax benefits increased by approximately $0.3 million for the three months ended April 1, 2007, including interest and penalties. The Company expects comparable increases in each quarter of its 2007 fiscal year. Due to the Company's NOL carryforwards, it does not anticipate any significant decreases to its unrecognized tax benefits within the next 12 months.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Note 7 – Related Party Transactions

          There were no material changes during the three months ended April 1, 2007 in the related party relationships from those reported on our Annual Report on Form 10-K for the year ended December 31, 2006.

Note 8 – Subsequent Events

Debt Agreements

          As discussed in Note 3, Butler has received amendments to its debt agreements with GECC.

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

          The Monroe Term Loan matures on the earlier of August 29, 2012 or at such time as the Series A 7% Mandatorily Redeemable Preferred Stock become redeemable or the GECC Senior Revolving Loan becomes due. The Series A 7% Mandatorily Redeemable Preferred Stock is redeemable July 11, 2011. The Monroe Term Loan is subject to the lien of Butler’s secured lender, GECC, with whom Butler has also reached an agreement to extend the maturity date of its Senior Revolving Loan of $45 million to April 14, 2008.

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

          On December 7, 2007, Butler entered into a Consent and Waiver to Third Amended and Restated Credit Agreement with GECC effective December 1, 2007, whereby GECC waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Also, on December 10, 2007 Butler entered into a Consent and Waiver to Second Lien Credit Agreement with Monroe effective December 1, 2007 whereby Monroe waived defaults and events of default arising from Butler’s failure to deliver 2006-year end financial information. Both consents provided that defaults would be reinstated if 2006 year-end financial information is not provided by December 31, 2007 subject to a $25,000 per month penalty if the 2006-year end financial information were not provided by December 31, 2007. The 2006 year-end financial information was filed on Form 10-K with the SEC in January 2008.

          On January 11, 2008, Butler entered into a letter agreement with GECC dated as of January 9, 2008, whereby GECC agreed to forbear from the exercise of any of their rights and remedies available under the Senior Revolving Loan through February 1, 2008, as a result of Butler’s failure to deliver to GECC certain financial information from fiscal year 2006.

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

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

          On January 31, 2008, Butler entered into a First Amendment to the Third Amended and Restated Credit Agreement (“First Amendment”) with GECC, dated as of February 1, 2008. The First Amendment provides, among other matters, for an extension of the Commitment Termination Date (as defined) from February 1, 2008 to February 29, 2008.

          On February 28, 2008, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement (“Second Amendment”) with GECC. The Second Amendment provides, among other matters, for an extension of the Commitment Termination Date (as defined) from February 29, 2008 to April 14, 2008. The Company is subject to an amendment fee of $450,000, payable in weekly installments of $75,000 through the Termination Date.

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

Assets Held for Sale

          On March 6, 2008, Butler’s wholly-owned subsidiary, Butler of New Jersey Realty Corp., (“Seller”), pursuant to the terms of an Agreement of Purchase and Sale, closed the transaction involving the sale of its Montvale, New Jersey real property (“Property”). The Purchase Price for the sale of the Property was $9,350,000. The Buyer, Montvale KSL, LLC, is wholly-owned by private investors, Mr. & Mrs. Jong Lim, of Saddle River, New Jersey.

          As part of the Agreement of Purchase and Sale, the Seller retained rights via a 99-year lease or an option  to buy for a  nominal amount approximately six (6) acres of undeveloped land that is part of the parcel being sold. The retained parcel may be sold for development, subject to subdivision approvals. Subsequent to the Closing the Seller’s affiliate will lease from the Buyer approximately 12,600 square feet of office space for a period of seven years at an annual base rent of $207,000, pursuant to the terms and conditions of an Office Lease Agreement.

          As part of the Agreement of Purchase and Sale, the Seller has agreed to provide property management services to the Buyer subsequent to the Closing, which agreement is terminable by the Seller upon sixty (60) days notice, or immediately if the Seller’s affiliate terminates its tenancy under the Office Lease Agreement. If the property management agreement ends then the annual base rent under the Office Lease Agreement will increase by $50,000 per annum. Butler’s debt decreased by approximately $10,000,000 as a result of the sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Forward-Looking Statements

          In the financial review that follows, our results of operations, financial condition and certain other information are discussed. Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The actual results and future trends may differ materially depending on a variety of factors, including, without limitation: (i) unemployment and general economic conditions associated with the provision of engineering services and solutions and placement of temporary staffing personnel, particularly in the telecommunication services and information technology divisions; (ii) possible additional gross margin pressure; (iii) possible slowdown in accounts receivable collections; (iv) possible loss of key employees and executive officers; (v) our ability to continue to attract, train and retain personnel qualified to meet the requirements of our clients; (vi) possible adverse effects on the market price of our common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of our common stock would have upon our ability to acquire businesses through the issuance of our securities; (viii) our ability to obtain financing on satisfactory terms; (ix) our ability to remain competitive in the markets which we serves; (x) our ability to maintain our unemployment insurance premiums and workers compensation premiums; (xi) the risk of claims being made against us associated with providing temporary staffing services; (xii) our ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiii) our ability to remain in compliance with federal and state wage and hour laws and regulations including legal requirements associated with the definition of independent contractors; (xiv) predictions as to the future need for our services; (xv) uncertainties relating to the allocation of costs and expenses to each of our operating segments; (xvi) the costs of conducting and the outcome of litigation involving Butler; (xvii) competition, (xviii) the spending of our key customers; (xix) the likelihood of us increasing our share of the market in which we competes; (xx) the success of our plans for offshore service delivery; (xxi) the risk of doing business in foreign countries; (xxii) the Company’s ability to timely file its financial statements and (xxiii) other economic, competitive and governmental factors affecting our operations, markets and services. Additional information regarding these factors is contained in our SEC filings, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2006 filed January 18, 2008.

Overview of Our Business

          Butler International, Inc. along with its subsidiaries provides outsourcing, project management and technical staff augmentation services that are performed onsite at the client’s facility, offsite at a Company-owned facility, or offshore at Butler’s facility in Hyderabad, India. We offer expertise in technical, information technology, and telecommunications disciplines including: engineering design support primarily used for aerospace, defense and heavy equipment manufacturing, software applications development and implementation, enterprise network design and implementation, and telecommunications network systems implementation. These services are provided through three business segments: Technical Services (“BTG”), Telecommunication Services (“BTI”) and Information Technology Services (“BTS”). The Technical Services segment involves skilled technical and engineering personnel providing services to companies in the aircraft/aerospace, defense, heavy equipment/machinery, research, energy, electronics and pharmaceutical industries. The Telecommunication Services segment provides telecommunications equipment manufacturers and service providers assistance with upgrading wireless and wireline network infrastructure for enhanced voice, high-speed data and video services The Information Technology Services segment helps companies implement business solutions that harness the power of technology to optimize business performance. The Company acquired Chief Executive Magazine in December 2005, which provides ideas, strategies and tactics to executive leaders for building more effective organizations. The results of Chief Executive Magazine are considered immaterial and are reported in the “Other” segment. We primarily operate in the United States. Operations include the results of the India subsidiary, which represents approximately 1% of net sales in all periods presented.

Outlook for Fiscal Year 2008

          We are pursuing a more focused business strategy to drive revenue and profitability growth. We believe that our success for fiscal year 2008 will depend largely on our ability to develop and capitalize new and existing customer business, an increase in Butler’s share of sales to our top 20 customers, an increase in the demand for offshore services and the realignment of resources for cost savings.

          Should the United States economy continue to decline in future quarters, our operating performance could be adversely impacted resulting in the need for future cost reductions, change in strategy and capital infusion. Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce our future earnings. We may not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing risks.

          The staffing services industry is very competitive and highly fragmented. We believe that key risks to our future operating profitability include: limited barriers to entry and new competitors frequently entering the market, our ability to maintain or grow our revenues; our ability to maintain adequate utilization of our staffing services particularly given that we operate in rapidly evolving markets and face an uncertain economic environment. A significant number of our competitors are financially stronger than Butler. We compete in national, regional and local markets with numerous temporary staffing and permanent placement companies including a number of national and regional consulting firms that offer employment-staffing services. Local employment staffing firms are typically operator-owned, and each market generally has one or more such competitors. Price competition in the staffing industry is significant, particularly for the provision of office and light industrial personnel, and pricing pressures from competitors and customers are increasing. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or profitability. We may not be successful in addressing such risks and difficulties.

Results of Operations

          The following table sets forth statements of operations data for the periods indicated (in thousands). The data has been derived from the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q which, in the opinion of our management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods presented. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on January 18, 2008.

	For the Three Months Ended

	Apri1 1, 2007	March 26, 2006

Net sales	$76,049	$76,047
Cost of sales	63,390	62,590

Gross margin	12,659	13,457

Depreciation and amortization	466	365
Selling, general and administrative expenses	10,701	11,299

Operating income	1,492	1,793

Interest expense	1,610	1,461

Income (loss) before income taxes	(118)	332

Income tax (benefit) expense	(413)	351

Net income (loss)	$295	$(19)

Comparison of the three month periods ended April 1, 2007 and March 26, 2006

          Overall net sales for the three months ended April 1, 2007 remained stable as compared to the three months ended March 26, 2006. Net sales for each of the three month periods ended April 1, 2007 and March 26, 2006 were $76.0 million. Our aircraft/aerospace services revenue increased $1.7 million for the three months ended April 1, 2007 as compared to the three months ended March 26, 2006 primarily as a result of increased revenues from aircraft/aerospace and federal/defense initiatives. Our telecommunications services revenue decreased $1.4 million for the three months ended April 1, 2007 as compared to the three months ended March 26, 2006 primarily as a result of favorable weather conditions during the three months March 26, 2006 allowing various telecommunications contracts to progress whereas certain telecommunications contracts normally would be on hold during the winter season. Our technology services revenue decreased $0.1 million for the three months ended April 1, 2007 as compared to the three months ended March 26, 2006 primarily as a result of a decrease in our offshore sales to one principal customer. In addition, there was a $0.2 million decrease in revenue from the three months ended April 1, 2007 as compared to the three months ended March 26, 2006 related to Chief Executive Magazine.

          Cost of sales for the three months ended April 1, 2007 were $63.4 million, a 1.3% increase over the $62.6 million recorded in the three months ended March 26, 2006. This increase is primarily the result of an unfavorable mix of business and to a lesser extent an increase in our billable employees in the current quarter versus the prior quarter. As of April 1, 2007, Butler had approximately 3,700 employees, of which 3,300 billable employees provided services generally at client facilities. At the end of the first quarter in 2006, Butler had approximately 3,600 employees, of which approximately 3,200 were billable employees.

          Gross margin for the three months ended April 1, 2007 was $12.7 million, a 6.0% decrease over the $13.5 million recorded in the three months ended March 26, 2006. The decrease of gross margin is primarily the result of an unfavorable mix of business.

          Depreciation and amortization expenses for the three months ended April 1, 2007 were $0.5 million, a 28% increase over the $0.4 million recorded in the three months ended March 26, 2006. This increase is primarily the result of increases in capital expenditures in the fourth quarter of fiscal 2006 resulting in greater depreciation in the quarter ended April 1, 2007 as compared to the quarter ended March 26, 2006.

          Selling, general and administrative expenses, (“SG&A”) for the three months ended April 1, 2007 were $10.7 million, a 5.3% decrease over the $11.3 million recorded in the three months ended March 26, 2006. This decrease is primarily the result of decreases in commissions and bonuses, decreases in compensation and benefits primarily due to the realignment of resources to India offset by increases in professional service fees related to delays of certain Securities and Exchange Commission filings as well as the restatement of financial statements for fiscal year ended 2004 and prior.

          Interest expense for the three months ended April 1, 2007 was $1.6 million, a 10.2% increase over the $1.5 million recorded in the three months ended March 26, 2006. This increase is primarily the result of the issuance of dividends for our Series A Mandatorily Redeemable Preferred Stock in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006, an increase in the amortization of deferred financing costs related to our financings with GECC, Monroe and the Series A Mandatorily Redeemable Preferred Stock and increases in variable borrowings rates.

          The income tax benefit was $0.4 million for the three months ended April 1, 2007, as compared with income tax expense of $0.4 million for the three months ended March 26, 2006. The change in the effective tax rate from 2006 as compared to 2007 is primarily due to the change in the tax effect of recurring permanent tax differences and FIN 48 reserves and the tax effect of a new permanent tax difference related to the issuance of preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

          At April 1, 2007, we had cash of approximately $1.1 million and working capital of $29.8 million compared to cash of $0.1 million and working capital of $30.9 million at December 31, 2006. The decrease in working capital of $1.1 million was primarily due to the increase in our accounts payable and accrued liabilities offset by an increase in cash.

Operating Activities

          Net cash provided by operating activities was $2.2 million for the three months ended April 1, 2007, compared to net cash used in operating activities of $3.3 million for the three months ended March 26, 2006. Cash flows from operating activities increased $5.5 million primarily due to an increase in accounts receivable during the three months ended March 26, 2006.

Investing Activities

          Net cash used in investing activities was $0.4 million for the three months ended April 1, 2007, compared to net cash used in investing activities of $0.2 million for the three months ended March 26, 2006. Cash flows used in investing activities increased $0.2 million primarily due to increases in capital spending.

Financing Activities

          Net cash used in financing activities was $0.8 million for the three months ended April 1, 2007, compared to net cash provided by financing activities of $3.5 million for the three months ended March 26, 2006. Cash flows used in investing activities decreased $4.2 million primarily due to net payments to our revolving credit facility and repayment of long-term debt.

          General Electric Capital Corporation (“GECC”), provides Butler with a revolving credit facility for loans up to $47.0 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million. The sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending billed receivables. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for a detailed discussion of our debt arrangements with GECC. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. The interest rate on the term loan is based on the 30-day Commercial Paper Rate plus three hundred fifty basis points.

          At April 1, 2007, Butler had $34.4 million of variable interest rate revolving credit facility loans plus $3.8 million of letters of credit under its revolving credit facility with GECC, leaving approximately $8.8 million of availability. The related interest rate in effect at April 1, 2007 was 8.26%.

          At April 1, 2007, the Company also had one variable interest rate term loans (Term Loan B) with GECC with an outstanding balance of $15.0 million with an effective interest rate of 8.26%. These loans were subsequently repaid in August 2007 with the $23.0 million Monroe Term Loan. See Note 8 Subsequent Events – Debt Agreements for further discussion of the Monroe Term Loan.

          Related to our current financing arrangement (as amended) with GECC, we entered into several subsequent amendments with GECC whereby GECC agreed to further forbear from the exercise of such rights and remedies through various extension dates. As a result of our failure to timely file our financial statements with the Securities and Exchange Commission and as a result of our recent financial performance, we were in violation of certain terms and covenants contained in our debt agreement with GECC. We have received several waivers of these covenants and have negotiated several amendments to the agreements with GECC for extensions of time to meet the covenants.

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

          The Monroe Term Loan matures on the earlier of August 29, 2012 or at such time as the Series A 7% Mandatorily Redeemable Preferred Stock become redeemable or the GECC Senior Revolving Loan becomes due. The Series A 7% Mandatorily Redeemable Preferred Stock is redeemable July 11, 2011. The Monroe Term Loan is subject to the lien of Butler’s secured lender, GECC, with whom Butler has also reached an agreement to extend the maturity date of its Senior Revolving Loan of $45 million to April 14, 2008.

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

          On January 31, 2008, Butler entered into a First Amendment to the Third Amended and Restated Credit Agreement (“First Amendment”) with General Electric Capital Corporation (“GECC”), dated as of February 1, 2008. The First Amendment provides, among other matters, for an extension of the Commitment Termination Date (as defined) from February 1, 2008 to February 29, 2008.

          On February 28, 2008, Butler entered into a Second Amendment to the Third Amended and Restated Credit Agreement (“Second Amendment”) with GECC. The Second Amendment provides, among other matters, for an extension of the Commitment Termination Date (as defined) from February 29, 2008 to April 14, 2008. We are subject to an amendment fee of $450,000, payable in weekly installments of $75,000 through the Termination Date.

          Butler has a 10-year, mortgage for its corporate office facility in Montvale, New Jersey, totaling $6.7 million as of April 1, 2007. The mortgage note has a fixed interest rate at 6.85%. The mortgage note contains various financial and other covenants including the requirement to meet certain fixed charge coverage and liquidity amounts. The Company is in compliance with all covenants at April 1, 2007 and December 31, 2006.

          On March 6, 2008, Butler’s wholly-owned subsidiary, Butler of New Jersey Realty Corp., (“Seller”), pursuant to the terms of an Agreement of Purchase and Sale, closed the transaction involving the sale of its Montvale, New Jersey property (“Property”). The Purchase Price for the sale of the Property was $9,350,000. The Buyer, Montvale KSL, LLC, is wholly-owned by private investors, Mr. & Mrs. Jong Lim, of Saddle River, New Jersey.

          As part of the Agreement of Purchase and Sale, the Seller retained rights to approximately six (6) acres of undeveloped land that is part of the parcel being sold. The retained parcel may be sold for development, subject to subdivision approvals. Subsequent to the Closing the Seller’s affiliate will lease from the Buyer approximately 12,600 square feet of office space for a period of seven years at an annual base rent of $207,000, pursuant to the terms and conditions of an Office Lease Agreement.

          As part of the Agreement of Purchase and Sale, the Seller has agreed to provide property management services to the Buyer subsequent to the Closing, which agreement is terminable by the Seller upon sixty (60) days notice, or immediately if the Seller’s affiliate terminates its tenancy under the Office Lease Agreement. If the property management agreement ends then the annual base rent under the Office Lease Agreement will increase by $50,000 per annum. Butler’s debt decreased by approximately $10,000,000 as a result of the sale.

Anticipated cash flows

          As we approach the maturity of the Senior Revolving Loan and the maturity of the Monroe Term Loan on April 14, 2008, we will be required to either refinance with GECC and Monroe or to find a new lender. If we are unable to obtain new financing upon the termination of our current financing arrangement, it would have a material adverse effect on our business, financial condition and results of operations.

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

          Revenue, and gross margin levels, and selling, general, and administrative expenses, along with working capital requirements affect operating cash flow and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Additionally, capital spending activity and letters of credit required by insurance companies or lenders reduce the availability of borrowing from GECC. We are in compliance with required covenants, as amended and/or waived as described above.

          Management anticipates that the existing resources and working capital should be sufficient to satisfy our foreseeable cash requirements. Of course, such expectations may prove to be incorrect. Moreover, GECC’s Senior Revolving facility and our Monroe Term Loan mature on April 14, 2008 requiring the Company to obtain new financing upon the termination of our current financing arrangement. While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Off-balance sheet arrangements

          We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          There were no material changes during the three months ended April 1, 2007 to the critical accounting policies reported in our Annual Report on Form 10-K for the year ended December 31, 2006 with the exception of our adoption of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. See below for discussion of the impact of the provisions of FIN 48.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

           In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however, the application of this statement may change current practice. The requirements of FAS 157 are first effective for the Company’s fiscal year beginning December 31, 2007.  However, in February 2008, the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on December 31, 2007 is limited to financial assets and liabilities. The Company does not believe the initial adoption of FAS 157 will have a material effect on its consolidated financial statements. However, the Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact that it will have on its consolidated financial statements upon full adoption.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. The Company is currently evaluating the impact of the provisions of SFAS No. 159 and will adopt this standard for our fiscal year beginning on December 31, 2007.

          In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact the provisions of SFAS No. 141(R) and will adopt this standard for our fiscal year beginning on December 29, 2008.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact the provisions of SFAS No. 141(R) and will adopt this standard for our fiscal year beginning on December 29, 2008.

RECENTLY ISSUED AND ADOPTED FINANCIAL ACCOUNTING STANDARDS

          In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to transition, derecognition, classification, accounting in interim periods, accounting for interest and penalties associated with tax positions, and disclosure requirements.

          The Company adopted the provisions of FIN 48 on January 1, 2007. For transition purposes, we adopted FIN 48 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The impact to opening retained earnings as of January 1, 2007 resulting from our reassessment of our tax positions in accordance with the requirements of FIN 48 was approximately $0.2 million.

          We recognize interest and penalties accrued related to unrecognized tax benefits in our provision for income taxes. Our classification of interest and penalties did not change as a result of adopting FIN 48. Due to the existence of net operating loss (“NOL”) carryforwards, the Company has currently accrued interest on only a portion of its unrecognized tax benefits.

          The Company has a $5.3 million liability recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of approximately $0.4 million. Our liability for unrecognized tax benefits increased by approximately $0.3 million for the quarter ended April 1, 2007, including interest and penalties. We expect comparable increases in each quarter of our 2007 fiscal year. Due to our NOL carryforwards, we do not anticipate any significant decreases to our unrecognized tax benefits within the next 12 months.

          The Company’s federal income tax returns for the tax years 2003 and beyond remain subject to examination by the Internal Revenue Service; in addition, nominal amounts related to the 2001 and 2002 federal tax years remain open due to utilization of NOL carryforwards. We are generally no longer subject to state income tax examinations for tax years prior to 2002, although earlier tax years remain open in certain states.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

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

          Our exposure to market risk for changes in interest rates relates primarily to medium- and long-term debt. Variable interest rates disclosed represent the weighted average rates at the end of the period. There were no interest rate swap agreements outstanding at April 1, 2007. See Management’s Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources for discussion of new debt and refinancing.

          Butler’s international operations are directed from its office in Hyderabad, India. International operations accounted for approximately 1% of our sales for the three-month periods ended April 1, 2007 and March 26, 2006, respectively. In the three months April 1, 2007 and March 26, 2006, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Disclosure controls and procedures are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-Q. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, as this Form 10-Q has not been filed timely with the SEC.

Changes in Internal Control over Financial Reporting

          There have been no changes in the Company’s internal control over financial reporting during the three months ended April 1, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Certifications

          The certifications of our Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning (i) the evaluation of our disclosure controls and procedures referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3. Defaults upon Senior Securities

          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity Capital Resources – Financing Activities” for a discussion of certain defaults (none of which were payment related), all of which have been cured.

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

Date: March 21, 2008	BUTLER INTERNATIONAL, INC.

(Registrant)

By: /s/ Edward M. Kopko

Edward M. Kopko
Chairman of the Board of Directors
(Chief Executive Officer)

By: /s/ Mark Koscinski

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

3.5

Articles Supplementary dated December 18, 2006 establishing and fixing the rights and preferences of a series of shares of preferred stock (Series A Preferred Stock) filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2006 and hereby incorporated by reference.

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

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (continued)

Exhibit No.		Description

10.20	(a)*

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

Consent and Waiver to Third Amended and Restated Credit agreement, dated October 31, 2007 among BSG as borrower, and GECC, as lenders, filed as Exhibit 10.82 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2006 and hereby incorporated by reference.

10.35	(x)

Consent and waiver to Third Amended and Restated Credit Agreement, dated as of December 7, 2007, among BSG, as borrower, and GECC, as agent for the lenders, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2007, and hereby incorporated by reference.

10.35	(y)

Letter Agreement, dated as of January 9, 2008, by and among Butler Service Group, Inc., certain of its affiliates, and GECC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 17, 2008, and hereby incorporated by reference.

10.35	(z)

First Agreement to Third Amended and Restated Credit Agreement dated as of February 1, 2008, by and among Butler Service Group, Inc., certain of its affiliates and GECC filed as Exhibit No. 10.1 in the Registrant’s current report on Form 8-K, filed on February 6, 2008 and hereby incorporated by reference.

10.35	(aa)

Second Agreement to Third Amended and Restated Credit Agreement dated as of February 28, 2008, by and among Butler Service Group, Inc., certain of its affiliates and GECC filed as Exhibit No. 10.1 in the Registrant’s current report on Form 8-K, filed on March 4, 2008 and hereby incorporated by reference.

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

10.45	*	1992 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, and hereby incorporated by reference.

* Denotes compensatory plan, compensation arrangement, or management contract.

BUTLER INTERNATIONAL, INC.
EXHIBIT INDEX (continued)

Exhibit No.		Description

10.47	*

Form of Promissory Note dated January 2, 2002 in the original amount of $362,250 executed by Bridge Financing Partners LLC and made payable to Butler International, Inc. filed as Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference.

10.48	*

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

10.51	*

Form of Promissory Note dated March 12, 2002 in the original amount of $186,180 executed by Hugh G. McBreen and made payable to Butler International, Inc. filed as Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference.

10.52	*

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

10.81

Consent and Waiver to Second Lien Credit Agreement, dated as of December 1, 2007 among Butler Service Group, as borrower, and Monroe Capital, as agent, filed as Exhibit No. 10.2 to the Registrant’s Current Report on Form 8-K field on December 12, 2007 and hereby incorporated by reference.

10.82

Agreement of Purchase and Sale between Butler of New Jersey Realty Corp and Jong P. Lim and Young H. Lim, dated December 13, 2007 filed as Exhibit No. 10.1 to Form 8-k filed on December 19, 2007, and hereby incorporated by reference.

10.83	Form of Office Lease Agreement with Butler Services, Inc. field as Exhibit No. 10.2 to Form 8-k filed on December 19, 2007, and hereby incorporated by reference.

10.84

Letter Agreement, dated as of January 9, 2008 by and among Butler Service Group Inc., certain of its affiliates and Monroe Capital, filed as Exhibit No. 10.2 to the Registrant’s Current Report on Form 8-K field on January 17, 2008 and hereby incorporated by reference.

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