Form 10-Q
period 2007-07-01
BUTLER INTERNATIONAL INC /MD/
filed 2008-06-23
CIK 786765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares Outstanding,
Class	December 31, 2007

Common stock, $0.001 par value	12,828,101

BUTLER INTERNATIONAL, INC.

Form 10-Q for Period Ended July 1, 2007

TABLE OF CONTENTS

Page No.

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of July 1, 2007 (unaudited) and December 31, 2006

Condensed Consolidated Statements of Operations for the three and six month periods ended July 1, 2007 and June 25, 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three and six month periods ended July 1, 2007 and June 25, 2006 (unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibit Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BUTLER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of
	July 1, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash	$250	$86
Accounts receivable, net	51,857	50,357
Deferred income taxes	2,454	2,933
Other current assets	1,994	2,738

Total current assets	56,555	56,114

Property and equipment, net	3,688	3,437
Assets held for sale	8,889	8,889
Long-term deferred income taxes	3,794	7,044
Other assets	3,147	3,115
Other intangible assets, net	1,605	1,630
Goodwill	36,226	36,226

Total assets	$113,904	$116,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,421	$25,122
Current portion of long-term debt	91	90

Total current liabilities	26,512	25,212

Revolving credit facility	35,111	35,191
Long-term debt, net of current portion	20,550	21,596
Other long-term liabilities	5,927	5,521
Series A 7% Mandatorily Redeemable Preferred Stock, net	6,884	6,730
Commitments and contingencies (see Note 3)

Stockholders’ equity:
Series B 7% Cumulative Convertible Preferred Stock	7	6
Common stock	12	12
Additional paid-in capital	103,247	102,868
Receivables from stockholders	(5,735)	(5,735)
Accumulated deficit	(77,861)	(74,206)
Accumulated other comprehensive loss	(750)	(740)

Total stockholders’ equity	18,920	22,205

Total liabilities and stockholders’ equity	$113,904	$116,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006

Net sales	$80,400	$82,730	$156,449	$158,777
Cost of sales	64,729	68,199	128,119	130,789

Gross profit	15,671	14,531	28,330	27,988

Depreciation and amortization	540	393	1,006	758
Selling, general and administrative expenses	12,071	11,418	22,772	22,717

Operating income	3,060	2,720	4,552	4,513

Interest expense	1,729	1,825	3,339	3,286

Income from continuing operations before income taxes	1,331	895	1,213	1,227

Income tax expense	4,854	249	4,441	600

Net income (loss)	$(3,523)	$646	$(3,228)	$627

Income (loss) per share:
Basic:	$(0.31)	$0.05	$(0.29)	$0.04

Diluted:	$(0.31)	$0.04	$(0.29)	$0.03

Average number of common shares and common share equivalents outstanding:
Basic	11,871	10,661	11,868	10,630
Diluted	11,871	12,073	11,868	12,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited )

	For the Six Months Ended
	July 1, 2007	June 25, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,228)	$627
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,006	758
Provision for doubtful accounts and notes	95	189
Provision for deferred taxes	4,441	600
Amortization of deferred financing charges	506	6
Issuance of common shares for amendment fee	—	234
Amortization of the Series A preferred stock warrants	154	—
Amortization of stock based compensation	167	209
Other changes that (used) provided cash:
Accounts receivable	(1,595)	(9,643)
Other assets	137	500
Accounts payable, accrued and other liabilities	848	3,391

Net cash provided by (used in) operating activities	2,531	(3,129)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,232)	(761)

Net cash used in investing activities	(1,232)	(761)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings (repayments) under credit facility	(80)	7,715
Repayment of long-term debt	(1,045)	(4,045)
Net proceeds from exercise of stock options	—	21

Net cash provided by (used in) financing activities	(1,125)	3,691

Effect of exchange rate changes on cash	(10)	(3)

Net increase (decrease) in cash	164	(202)
Cash at beginning of period	86	214

Cash at end of period	$250	$12

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 30, 2007. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on January 18, 2008 with the Securities and Exchange Commission (“SEC”).

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

BUTLER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Information in Thousands, except Per Share Amounts)

Net sales and operating income (loss) by segment are as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Net Sales:
Technical Services	$55,107	$54,797	$108,328	$106,371
Telecommunication Services	19,186	22,305	36,158	40,670
Information Technology Services	5,656	5,152	11,204	10,792

Total reportable segments	$79,949	$82,254	$155,690	$157,833
Other/Unallocated amount	451	476	759	944

Consolidated total	$80,400	$82,730	$156,449	$158,777

Operating income (loss):
Technical Services	$4,599	$4,260	$8,305	$8,682
Telecommunication Services	2,240	2,411	4,359	3,836
Information Technology Services	920	183	1,389	346

Total reportable segments	$7,759	$6,854	$14,053	$12,864
Other/Unallocated amount	(4,699)	(4,134)	(9,501)	(8,351)

Consolidated total	$3,060	$2,720	$4,552	$4,513

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

The number of clients individually representing 10% or more of net sales per segment is as follows:

	Number of	Percentage of
	Clients	Total Net Sales
Technical Services
3 months ended July 1, 2007	3	47%
3 months ended June 25, 2006	3	45%
6 months ended July 1, 2007	3	47%
6 months ended June 25, 2006	3	46%
Telecommunications Services
3 months ended July 1, 2007	2	84%
3 months ended June 25, 2006	3	70%
6 months ended July 1, 2007	2	83%
6 months ended June 25, 2006	3	75%
Information Technology Services
3 months ended July 1, 2007	4	79%
3 months ended June 25, 2006	4	68%
6 months ended July 1, 2007	4	78%
6 months ended June 25, 2006	4	67%

BUTLER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Information in Thousands, except Per Share Amounts)

One and no customer accounted for more than 10% of net accounts receivable as of July 1, 2007 and December 31, 2006, respectively.

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

For the three months ended July 1, 2007, 33,334 and 30,281 weighted average potential common shares, consisting of restricted stock and options, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. For the three months ended July 1, 2007, 390,000, 1,512,000 and 2,125,000 potential common shares consisting of restricted stock, options and warrants, respectively, where the exercise price was greater than the average market price of the common shares. For the three months ended July 1, 2007, 1,915,000 of potential common shares derived from convertible preferred stock have an anti-dilutive effect on earnings per share and accordingly are excluded from the calculations.

For the six months ended July 1, 2007, 33,334 and 39,142 weighted average potential common shares, consisting of restricted stock and options, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive. For the six months ended July 1, 2007, 390,000, 1,360,000 and 2,125,000 potential common shares consisting of restricted stock, options and warrants, respectively, where the exercise price was greater than the average market price of the common shares. For the six months ended July 1, 2007, 1,883,000 of potential common shares derived from convertible preferred stock have an anti-dilutive effect on earnings per share and accordingly are excluded from the calculations.

For the three months ended June 25, 2006, 63,333 and 949,100 of potential common shares consisting of restricted stock and options, respectively, where the exercise price was greater than the average market price of the common shares were excluded from the computation of diluted income per share. As of June 25, 2006, there were no warrants outstanding. For the three months ended June 25, 2006, 1,729,000 of potential common shares derived from convertible preferred stock have an anti-dilutive effect on earnings per share and accordingly are excluded from the calculations.

For the six months ended June 25, 2006, 56,667 and 861,100 of potential common shares consisting of restricted stock and options, respectively, where the exercise price was greater than the average market price of the common shares were excluded from the computation of diluted income per share. In addition, for the six months ended June 25, 2006, 1,729,000 of potential common shares derived from convertible preferred stock have an anti-dilutive effect on earnings per share and accordingly are excluded from the calculations.

The following table presents the computation of basic and diluted earnings per common share:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	June 25, 2006	June 25, 2006	June 25, 2006

Net income (loss)	$(3,523)	$646	$(3,228)	$627
Less: Preferred stock dividends	(116)	(106)	(232)	(212)

Net income (loss) for basic earnings per share calculation	(3,639)	540	(3,460)	415
Add: Income impact of assumed conversions of convertible preferred stock dividends	—	—	—	—

Net income (loss) for diluted earnings per share calculations	$(3,639)	$540	$(3,460)	$415

Weighted average number of common shares:
Basic	11,871	10,661	11,868	10,630
Add: Incremental shares from assumed conversions
Restricted stock	—	1,132	—	1,131
Stock options and warrants	—	280	—	350
Convertible preferred stock	—	—	—	—

Diluted	11,871	12,073	11,868	12,111

Net income per share
Basic	$(0.31)	$0.05	$(0.29)	$0.04
Diluted	$(0.31)	$0.04	$(0.29)	$0.03

BUTLER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Information in Thousands, except Per Share Amounts)

Adoption of Accounting Standards

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to transition, derecognition, classification, accounting in interim periods, accounting for interest and penalties associated with tax positions, and disclosure requirements.

The Company adopted the provisions of FIN 48 on January 1, 2007. For transition purposes, we adopted FIN 48 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The impact to opening retained earnings as of January 1, 2007 resulting from our reassessment of our tax positions in accordance with the requirements of FIN 48 was approximately $0.2 million.

The Company recognized interest and penalties accrued related to unrecognized tax benefits in our provision for income taxes. Our classification of interest and penalties did not change as a result of adopting FIN 48. Due to the existence of net operating loss (“NOL”) carryforwards, the Company has currently accrued interest on only a portion of its unrecognized tax benefits.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. The Company is currently evaluating the impact of the provisions of SFAS No. 159 and will adopt this standard for our 2008 fiscal year beginning on December 31, 2007.

BUTLER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Information in Thousands, except Per Share Amounts)

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact the provisions of SFAS No. 141(R) and will adopt this standard for our 2009 fiscal year beginning on December 29, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact the provisions of SFAS No. 160 and will adopt this standard for our 2009 fiscal year beginning on December 29, 2008.

Note 2 - Assets Held for Sale

In February 2005, the Company’s Board of Directors authorized the sale of its Montvale, New Jersey property and the establishment of worldwide headquarters in Ft. Lauderdale, Florida, where it currently leases office space. The Montvale, New Jersey property had served as the Company’s worldwide headquarters. Butler has classified the Montvale, New Jersey building and associated land in its balance sheet as “Assets held for sale”.

As of July 1, 2007, the net carrying value of the property is approximately $9.0 million and the related debt is $6.7 million. Depreciation on the facility ceased when the facility was classified as held for sale in February 2005. See Note 8 – Subsequent Events – Other Events for further discussion of the sale of a portion of the Company’s Montvale, New Jersey property.

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

Debt is summarized as follows:

	July 1, 2007	December 31, 2006

Revolving credit facility with average interest rate of 10.28% for 2007 and 8.98% for 2006	$35,111	$35,191
Variable-rate Term Loan B with average interest rate of 10.78% for 2007 and 9.48% for 2006	14,000	15,000
6.85% mortgage note due 2012	6,641	6,686
Series A 7% Mandatorily Redeemable Preferred Stock, net due 2011	6,884	6,730

	62,636	63,607
Less current portion	(91)	(90)

Total debt - non current	$62,545	$63,517

BUTLER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Information in Thousands, except Per Share Amounts)

The table below represents the aggregate principal amounts of long-term debt scheduled for repayment as of July 1, 2007.

Fiscal Year Ending	Debt Payments
2007	$36
2008	49,205
2009	101
2010	109
2011	7,001
Thereafter	6,184

Total	$62,636

The debt obligations of our subsidiaries, Butler Service Group, Inc. (“BSG”) and Butler New Jersey Realty Corporation (“BNJRC”), are reflected in the Company’s consolidated balance sheet. In order to obtain favorable terms, guarantees of subsidiary debt are issued to lending institutions requiring the parent company to repay the debt should BSG or BNJRC default on their debt obligations. At July 1, 2007, all of the Company’s consolidated debt is subject to these guarantees. Under the terms of the debt agreement, transfer of funds to the parent company by BSG is restricted. BSG and BNJRC hold approximately 86.4% and 6.5%, respectively, of the Company’s consolidated assets.

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

At July 1, 2007, Butler had $35.1million of variable interest rate revolving credit facility loans plus $3.8 million of letters of credit under its revolving credit facility with GECC, leaving approximately $8.1 million of availability. The related interest rate in effect at July 1, 2007 was 10.26%.

At July 1, 2007, the Company also had one variable interest rate term loans (Term Loan B) with GECC with an outstanding balance of $14.0 million with an effective interest rate of 10.76%. This loan was subsequently repaid in August 2007 with the $23.0 million Monroe Term Loan. See Note 8 Subsequent Events – Debt Agreements for further discussion of the Monroe Term Loan.

Related to the Company’s current financing arrangement (as amended) with GECC, the Company entered into several subsequent amendments with GECC whereby GECC agreed to further forbear from the exercise of such rights and remedies through various extension dates. As a result of the Company’s failure to timely file its financial statements with the Securities and Exchange Commission and as a result of its recent financial performance, the Company was in violation of certain terms and covenants contained in its debt agreement with GECC. The Company has received several waivers of these covenants and has negotiated several amendments to the agreements with GECC for extensions of time to meet the covenants.

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

BUTLER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Information in Thousands, except Per Share Amounts)

Mandatorily Redeemable Preferred Stock

On December 15, 2006, Butler issued to certain institutional investors, non-institutional investors and related parties $8.5 million in shares of Series A 7% Mandatorily Redeemable Preferred Stock (the “Shares”) and vested warrants to purchase 2,125,000 shares of the Company’s common stock at $2.00 per share, in a private placement. The warrants are callable under certain circumstances. Each share of preferred stock, along with warrants to purchase 250 shares of the Company’s common stock, was issued at a price of $1,000 per share. Butler’s Series A 7% Mandatorily Redeemable Preferred Stock consists of 8,500 outstanding shares, has no voting rights, except in limited circumstances, and is not convertible into common stock. The Series A 7% Mandatorily Redeemable Preferred Stock accrues dividends at the rate of 7% per annum, based upon a liquidation value of $1,000 per share, payable in cash and are redeemable July 11, 2011. The aggregate liquidation preference at December 31, 2006 was $8.5 million.

For the three and six month periods ended July 1, 2007, the Company recorded a charge of approximately $0.1 million and $0.2 million representing the amortization of the debt discount as interest expense. Additionally, the Company recorded as interest expense approximately $149,000 and $0.3 million representing dividends on the 7% Mandatorily Redeemable Preferred Stock for the three and six month periods ended July 1, 2007. No charges were recorded during the three and six month periods ended June 25, 2006.

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

Letters of Credit

As of July 1 2007, Butler had standby letters of credit in the amount of $3.8 million as collateral against its insurance program. These letters are renewed annually. We also have a $2.0 million letter of credit associated with the mortgage note.

Facility Mortgage

Butler has a 10-year, mortgage for its corporate office facility, in Montvale, New Jersey, totaling $6.7 million as of July 1, 2007. The mortgage note has a fixed interest rate at 6.85%. The mortgage note contains various financial and other covenants including the requirement to meet certain fixed charge coverage and liquidity amounts. The Company is in compliance with all covenants at July 1, 2007 and December 31, 2006. See Note 8 Subsequent Events– Other Items for further discussion of the Company’s Agreement of Purchase and Sale transaction involving the sale of its Montvale, New Jersey property.

Interest Rate Risk Management

We may use interest rate swap agreements from time to time to manage the impact of interest rate changes. During the three and six months ended July 1, 2007 and fiscal 2006, the Company did not enter into any swap agreements.

Note 4 – Comprehensive income (loss)

The following table sets forth the components of comprehensive income (loss), net of tax:

	For the Three Month Ended For the Six Month Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Net income (loss)	$(3,523)	$646	$(3,228)	$627
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(3)	(10)	(3)

Comprehensive income	$(3,523)	$643	$(3,218)	$624

Note 5 – Stockholders’ Equity

Stockholder’s equity at July 1, 2007 totaled $18.9 million, approximately a $3.3 million decrease from $22.2 million at December 31, 2006. This decrease is primarily attributable to net loss of $3.2 million for the six months ended July 1, 2007 and the impact of the adoption of FIN 48 totaling $0.2 million offset by the amortization of stock based compensation of $0.2 million.

BUTLER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Information in Thousands, except Per Share Amounts)

During the three-month periods ended July 1, 2007 and June 25, 2006, no stock options were granted to officers of Butler through the 2002 and 2003 Stock Incentive Plans. During the six month periods ended July 1, 2007 and June 25, 2006, zero and 5,000 stock options, respectively, were granted to officers of Butler through the 2002 and 2003 Stock Incentive Plans. No stock options were granted to the Company’s non-employee directors during each of the three-month and six month periods ended July 1, 2007 and June 25, 2006. Under the 2002 and 2003 Stock Incentive Plans, the Company has 6,037,433 shares available for future issuance as of July 1, 2007.

Changes in our outstanding stock options for the six month period ended July 1, 2007 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Balance at December 31, 2006	1,810,500	$4.51
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(175,833)	$4.91

Outstanding at July 1, 2007	1,634,667	$4.47	4.9

Exercisable at July 1, 2007	1,533,000	$4.61	4.8

The aggregate intrinsic value of 1,533,000 exercisable options totaling $55,000 represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 1, 2007. This amount changes based on the fair market value of the Company’s common stock.

As of July 1, 2007, there was $35,000 of unrecognized compensation cost related to non-vested stock options which are expected to be recognized over a weighted-average period of approximately 0.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Warrants

As of July 1, 2007 and December 31, 2006, there were vested warrants to purchase 2,125,000 shares of the Company’s common stock at $2.00 per share, respectively. See Note 3 – Commitments and Contingencies- Mandatorily Redeemable Preferred Stock for detailed discussion.

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

On March 27, 2007, the Company granted 155,000 shares of restricted stock to executive officers and certain key employees with a fair value of $0.3 million, whose vesting is contingent upon meeting qualitative and quantitative performance milestones primarily related to divisional revenues earned through fiscal 2009. The shares vest at 100% upon the achievement of the performance milestone. Current assumptions are that the performance milestone will be met at fiscal 2009 and compensation expense is recorded based upon the fair value based on the closing price on the date of grant over the vesting period currently estimated at approximately three years. The Company will evaluate this assumption on a quarterly basis for fiscal years ending 2007, 2008 and 2009. .

BUTLER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Information in Thousands, except Per Share Amounts)

Changes in the outstanding shares of restricted stock for the six months ended July 1, 2007 were as follows:

	Shares	Weighted- Average Grant Price
Nonvested at December 31, 2006	63,334	$2.42
Granted	370,000	$1.90
Vested and issued	(10,000)	$3.05
Forfeited or expired	—

Nonvested at July 1, 2007	423,334	$1.95

As of July 1, 2007, there was $0.7 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which is expected to be recognized over a weighted-average period of approximately 3.7years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Total stock-based compensation of $0.1 million was recorded in each of the three months ended July 1, 2007 and June 25, 2006, respectively. Total stock-based compensation of $0.2 million was recorded in each of the six months ended July 1, 2007 and June 25, 2006, respectively.

Cumulative Convertible Preferred Stock

Butler’s Series B Cumulative Convertible Preferred Stock (“Series B Preferred Shares”) accrues dividends at the rate of 7% per annum, based upon a liquidation value of $1.00 per share, payable in cash or in-kind at the option of the holder. For each of the six month periods ended July 1, 2007 and June 25, 2006, dividends in-kind amounting to approximately $0.2 million were paid to the holders of Series B Preferred Shares. Series B Preferred Shares are convertible at the election of the holder at a ratio of one Series B Preferred Share to 0.285 Common Shares.

Note 6 – Income Taxes

The Company uses the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company periodically assesses recoverability of deferred tax assets. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company and its subsidiaries file a consolidated federal tax return. Where the Company believes that the deduction of an item is supportable for income tax purposes, the item is deducted in its income tax return. However, where treatment of an item is uncertain, tax accruals are established based upon potential exposure of different outcomes. These accruals are recorded in the accompanying consolidated balance sheet in other long-term liabilities, as the Company believes that these matters are more than one year away from any significant conclusiveness. Changes to these accruals may occur for varying reasons, such as, but not limited to, a settlement with a relevant tax authority, the expiration of statutes of limitations for the subject tax year, changes in tax laws, rules and regulations, etc.

The effective tax rate for the second quarter of 2007 was 364.7%, as compared with 27.8% during the second quarter of 2006. The year-to-date effective tax rate at July 1, 2007 was 366.1% as compared with 48.9% at June 25, 2006.

The income tax expense was $4.9 million for the three months ended July 1, 2007, as compared with $0.2 million for the three months ended June 25, 2006. The year-to-date tax expense at July 1, 2007 was $4.4 million, as compared with $0.6 million at June 25, 2006. The change in effective tax rate from 2006 as compared to 2007 is primarily due to the change in the tax effect of recurring permanent tax differences and FIN 48 reserves, the tax effect of a new permanent tax difference related to the issuance of preferred stock, and the tax effect of certain state taxes.

The Company has a $5.3 million liability recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of approximately $0.4 million. The Company’s liability for unrecognized tax benefits increased by approximately $0.3 million for the quarter ended July 1, 2007, and approximately $0.6 million for the six months ended July 1, 2007, including interest and penalties. The Company expects increases comparable to the current quarter for the remaining quarters of its

BUTLER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Information in Thousands, except Per Share Amounts)

2007 fiscal year. Due to its NOL carryforwards, the Company does not anticipate any significant decreases to its unrecognized tax benefits within the next twelve months.

Note 7 – Related Party Transactions

There were no material changes during the three and six months ended July 1, 2007 in the related party relationships from those reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Monroe Term Loan matures on the earlier of August 29, 2012 or at such time as the Series A 7% Mandatorily Redeemable Preferred Stock become redeemable or the GECC Senior Revolving Loan becomes due. The Series A 7% Mandatorily Redeemable Preferred Stock is redeemable July 11, 2011. The Monroe Term Loan is subject to the lien of Butler’s secured lender, GECC, with whom Butler has also reached an agreement to extend the maturity date of its Senior Revolving Loan of $45 million to July 1, 2008 (see elow for discussion.

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

On December 7, 2007, Butler entered into a Consent and Waiver to Third Amended and Restated Credit Agreement with GECC effective December 1, 2007, whereby GECC waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Also, on December 10, 2007 Butler entered into a Consent and Waiver to Second Lien Credit Agreement with Monroe effective December 1, 2007 whereby Monroe waived defaults and events of default arising from Butler’s failure to deliver 2006-year end financial information. Both consents provided that defaults would be reinstated if 2006 year-end financial information was not provided by December 31, 2007 subject to a $25,000 per month penalty if the 2006-year end financial information was not provided by December 31, 2007. Butler’s Annual Report on Form 10-K for the year ended December 31, 2006 was filed with the SEC on January 18, 2008.On January 11, 2008, Butler entered into a letter agreement with GECC dated as of January 9, 2008, whereby GECC agreed to forbear from the exercise of any of their rights and remedies available under the Senior Revolving Loan through February 1, 2008, as a result of Butler’s failure to deliver to GECC certain financial information from fiscal year 2006.

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

On February 28, 2008, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement (“Second Amendment”) with GECC. The Second Amendment provides, among other matters, for an extension of the Commitment Termination Date (as defined) from February 29, 2008 to April 14, 2008. Pursuant to the Second Amendment, the Company paid an amendment fee of $450,000, in weekly installments of $75,000.

On April 14, 2008, the Company entered into a Third Amendment to the Third Amended and Restated Credit Agreement (“Third Amendment”) with GECC. The Third Amendment provides, among other matters, for an extension of the Commitment Termination Date (as defined) from April 14, 2008 to April 28, 2008.

On April 28, 2008, the Company entered into a Fourth Amendment to the Third Amended and Restated Credit Agreement (“Fourth Amendment”) with GECC. The Fourth Amendment provides, among other matters, for an extension of the Commitment Termination Date (as defined) from April 28, 2008 to May 12, 2008.

On April 30, 2008, the Company entered into a Second Amendment to the Second Lien Credit Agreement (“Second Amendment”) with Monroe dated as of April 29, 2008. The Second Amendment provides, among other matters, that Monroe will until May 30, 2008, or the date upon which a Forbearance Default (as defined) occurs, forbear from the exercise of any of its rights and remedies arising out of an Event of Default (as defined).

On May 12, 2008, the Company entered into a Fifth Amendment to the Third Amended and Restated Credit Agreement (“Fifth Amendment”) with GECC. The Fifth Amendment provides, among other matters, for an extension of the Commitment Termination Date (as defined) from May 12, 2008 to May 30, 2008.

On May 29, 2008, the Company, entered into a Third Amendment to Second Lien Credit Agreement (“Third Amendment”) with Monroe dated as of May 28, 2008. The Third Amendment provides, among other matters, that Monroe will until June 15, 2008, or the date upon which a Forbearance Default (as defined) occurs, forbear from the exercise of any of its rights and remedies arising out of certain Events of Default (as defined).

On May 30, 2008, the Company entered into a Sixth Amendment to the Third Amended and Restated Credit Agreement (“Sixth Amendment”) with GECC. The Sixth Amendment provides, among other matters, for an extension of the Commitment Termination Date (as defined) from May 30, 2008 to June 15, 2008.

On June 13, 2008, the Company, entered into a Letter Agreement (“Letter Agreement”) regarding the Third Amendment to Second Lien Credit Agreement with Monroe. The Letter Agreement provides, among other matters, that Monroe will until July 1, 2008, or the date upon which a Forbearance Default (as defined) occurs, forbear from the exercise of any of its rights and remedies arising out of certain Events of Default (as defined).

On June 15, 2008, the Company entered into a Seventh Amendment to the Third Amended and Restated Credit Agreement (“Seventh Amendment”) with GECC. The Seventh Amendment provides, among other matters, for an extension of the Commitment Termination Date (as defined) from June 15, 2008 to July 1, 2008.

Other Items

On July 18, 2007, in connection with the provisions of the Series A 7% Mandatorily Redeemable Preferred Stock, Butler issued additional vested warrants to the Series A Preferred Stock holders to purchase a total of 187,500 shares of the Company’s common stock at an exercise price of $2.00 per share with a fair value of approximately $134,000. The warrants were issued as the Company did not refinance its debt with GECC by June 30, 2007 and are amortized over the term of the Series A 7% Mandatorily Redeemable Preferred Stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In the financial review that follows, our results of operations, financial condition and certain other information are discussed. Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The actual results and future trends may differ materially depending on a variety of factors, including, without limitation: (i) unemployment and general economic conditions associated with the provision of engineering services and solutions and placement of temporary staffing personnel, particularly in the telecommunication services and information technology divisions; (ii) possible additional gross margin pressure; (iii) possible slowdown in accounts receivable collections; (iv) possible loss of key employees and executive officers; (v) our ability to continue to attract, train and retain personnel qualified to meet the requirements of our clients; (vi) possible adverse effects on the market price of our common stock due to the resale into the market of significant amounts of common stock; (vii) the potential adverse effect a decrease in the trading price of our common stock would have upon our ability to acquire businesses through the issuance of our securities; (viii) our ability to obtain financing on satisfactory terms; (ix) our ability to remain competitive in the markets which we serves; (x) our ability to maintain our unemployment insurance premiums and workers compensation premiums; (xi) the risk of claims being made against us associated with providing temporary staffing services; (xii) our ability to manage significant amounts of information, and periodically expand and upgrade its information processing capabilities; (xiii) our ability to remain in compliance with federal and state wage and hour laws and regulations including legal requirements associated with the definition of independent contractors; (xiv) predictions as to the future need for our services; (xv) uncertainties relating to the allocation of costs and expenses to each of our operating segments; (xvi) the costs of conducting and the outcome of litigation involving Butler; (xvii) competition, (xviii) the spending of our key customers; (xix) the likelihood of us increasing our share of the market in which we competes; (xx) the success of our plans for offshore service delivery; (xxi) the risk of doing business in foreign countries; (xxii) the Company’s ability to timely file its financial statements and (xxiii) other economic, competitive and governmental factors affecting our operations, markets and services. Additional information regarding these factors is contained in our SEC filings, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2006 filed on January 18, 2008.

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

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006

Net sales	80,400	82,730	156,449	158,777
Cost of sales	64,729	68,199	128,119	130,789

Gross profit	15,671	14,531	28,330	27,988

Depreciation and amortization	540	393	1,006	758
Selling, general and administrative expenses	12,071	11,418	22,772	22,717

Operating income	3,060	2,720	4,552	4,513

Interest expense	1,729	1,825	3,339	3,286

Income from continuing operations before income taxes	1,331	895	1,213	1,227

Income tax expense	4,854	249	4,441	600

Net income (loss)	(3,523)	646	(3,228)	627

Income (loss) per share:

Basic:	(0.31)	0.05	(0.29)	0.04

Diluted:	(0.31)	0.04	(0.29)	0.03

Comparison of the three and six month periods ended July 1, 2007 and June 25, 2006

Net sales for the three months ended July 1, 2007 were $80.4 million, a 2.8% decrease over the $82.7 million recorded in the three months ended June 25, 2006. The decrease of $2.3 million is primarily attributed to a decrease in our telecommunications services revenue of $3.1 million as a result of decline in our fiber optic service activity and an unfavorable mix of business. This decrease is offset by increases in our technology services revenue of $0.5 million primarily in offshore sales to one principal customer and in our aircraft/aerospace services revenue of $0.3 million from aircraft/aerospace and federal/defense initiatives for the three months ended July 1, 2007 as compared to the three months ended June 25, 2006. The aircraft/aerospace and federal defense initiatives are included in our Technical Services segment, (“BTG”). Net sales for the six months ended July 1, 2007 were $156.4 million, a 1.5% decrease over the $158.8 million recorded in the six months ended June 25, 2006. The overall decrease of $2.3 million is primarily attributed to a decrease in our telecommunications services revenue of $4.5 million as a result of favorable weather conditions during the three months March 26, 2006, allowing various telecommunications contracts to progress in the first quarter of 2006 as compared to the first quarter of 2007, whereas certain telecommunications contracts normally would be on hold during the winter season as well as a decline in our fiber optic service activity and an unfavorable mix of business. This decrease was offset by increases in our aircraft/aerospace services revenue by $2.0 million for the six months ended July 1, 2007 as compared to the six months ended June 25, 2006 primarily as a result of increased revenues from aircraft/aerospace and federal/defense initiatives. Our technology services revenue increased $0.4 million for the six months ended July 1, 2007 as compared to the six months ended June 25, 2006 primarily as a result of increases in our offshore sales to one principal customer. In addition, there was a $0.2 million decrease in revenue from the six months ended July 1, 2007 as compared to the six months ended June 25, 2006 related to Chief Executive Magazine.

Cost of sales for the three months ended July 1, 2007 were $64.7 million, a 5.1% or $3.5 million decrease over the $68.2 million recorded in the three months ended June 25, 2006. Cost of sales for the six months ended July 1, 2007 were $128.1 million, a 2.0% or $2.7 million decrease over the $130.8 million recorded in the six months ended June 25, 2006. The decreases are primarily attributed to a decline in net sales and as a result of cost savings from the shift of billable employees to our offshore services. As of July 1, 2007, Butler had approximately 3,800 employees, of which 3,400 billable employees provided services generally at client facilities. As of June 25, 2006, Butler had approximately 3,700 employees, of which approximately 3,300 were billable employees.

Gross profit for the three months ended July 1, 2007 was $15.7 million, a 7.8% increase over the $14.5 million recorded in the three months ended June 25, 2006. Gross profit for the six months ended July 1, 2007 was $28.3 million, a 1.2% increase over the $28.0 million in the six months ended June 25, 2006. These increases are primarily attributable to the cost savings from the shift of billable employees to our offshore services.

Depreciation and amortization expenses for the three months ended July 1, 2007 were $0.5 million, a 37.4% increase over the $0.4 million recorded in the three months ended June 25, 2006. Depreciation and amortization expenses for the six months ended July 1, 2007 were $1.0 million, a 32.7% increase over the $0.8 million recorded in the six months ended June 25, 2006. Theses increases are primarily the result of increases in capital expenditures in the fourth quarter of fiscal 2006 resulting in greater depreciation in the three and six months ended July 1, 2007 as compared to the three and six months ended June 25, 2006.

Selling, general and administrative expenses, (“SG&A”) for three months ended July 1, 2007 were $12.1 million, a 5.7% increase over the $11.4 million recorded in the three months ended June 25, 2006. SG&A expenses for six months ended July 1, 2007 were $22.8 million, a nominal increase over the $22.7 million recorded in the six months ended June 25, 2006. These increases are primarily the result of increases in professional service fees related to delays of certain Securities and Exchange Commission filings as well as the restatement of financial statements for fiscal year ended 2004 and prior.

Interest expense for the three months ended July 1, 2007 was $1.7 million, a 5.3% decrease from the $1.8 million recorded in the three months ended June 25, 2006. This decrease is primarily the result of the decrease in debt. Interest expense for the six months ended July 1, 2007 was $3.3 million, a nominal increase over the $3.3 million recorded in the six months ended June 25, 2006.

The income tax expense was $4.9 million for the three months ended July 1, 2007, as compared with $0.2 million for the three months ended June 25, 2006. The tax expense was $4.4 million for the six months ended July 1, 2007, as compared with $0.6 million for the six months ended June 25, 2006. The change in effective tax rate from 2006 as compared to 2007 is primarily due to the change in the tax effect of recurring permanent tax differences and FIN 48 reserves, the tax effect of a new permanent tax difference related to the issuance of preferred stock, and the tax effect of certain state taxes.

LIQUIDITY AND CAPITAL RESOURCES

At July 1, 2007, we had cash of approximately $0.3 million and working capital of $30.0 million compared to cash of $0.1 million and working capital of $30.9 million at December 31, 2006. The decrease in working capital of $0.9 million was primarily due to the increase in our accounts payable and accrued liabilities offset by increases in accounts receivable and decreases in deferred income taxes and other current assets.

Operating Activities

Net cash provided by operating activities was $2.5 million for the six months ended July 1, 2007, compared to net cash used in operating activities of $3.1 million for the six months ended June 25, 2006. Cash flows from operating activities increased $5.7 million primarily due to a smaller increase in accounts receivable offset by a smaller increase in accounts payable, accrued and other liabilities in the six months ended July 1, 2007 as compared to the six months ended June 25, 2006.

Investing Activities

Net cash used in investing activities was $1.2 million for the six months ended July 1, 2007, compared to net cash used in investing activities of $0.8 million for the six months ended June 25, 2006. Cash flows used in investing activities increased $0.5 million primarily due to increases in capital spending.

Financing Activities

Net cash used in financing activities was $1.1 million for the six months ended July 1, 2007, compared to net cash provided by financing activities of $3.7 million for the six months ended June 25, 2006. Cash flows used in investing activities decreased $4.8 million primarily due to net payments to our revolving credit facility and repayment of long-term debt.

During the period ended July 1, 2007, General Electric Capital Corporation (“GECC”), provided Butler with a revolving credit facility for loans up to $47.0 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million. During such period, the sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending billed receivables. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for a detailed discussion of such debt arrangements with GECC. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. The interest rate on the term loan is based on the 30-day Commercial Paper Rate plus three hundred fifty basis points.

At July 1, 2007, Butler had $35.1 million of variable interest rate revolving credit facility loans plus $3.8 million of letters of credit under its revolving credit facility with GECC, leaving approximately $8.1 million of availability. The related interest rate in effect at July 1, 2007 was 10.26%.

At July 1, 2007, the Company also had one variable interest rate term loans (Term Loan B) with GECC with an outstanding balance of $14.0 million with an effective interest rate of 10.76%. These loans were subsequently repaid in August 2007 with the $23.0 million Monroe Term Loan. See Note 8 Subsequent Events – Debt Agreements for further discussion of the Monroe Term Loan.

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

The Monroe Term Loan matures on the earlier of August 29, 2012 or at such time as the Series A 7% Mandatorily Redeemable Preferred Stock become redeemable or the GECC Senior Revolving Loan becomes due. The Series A 7% Mandatorily Redeemable Preferred Stock are redeemable July 11, 2011. The Monroe Term Loan is subject to the lien of Butler’s secured lender, GECC, with whom Butler has also reached an agreement to extend the maturity date of its Senior Revolving Loan of $45 million to July 1, 2008.

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

On December 7, 2007, Butler entered into a Consent and Waiver to Third Amended and Restated Credit Agreement with GECC effective December 1, 2007, whereby GECC waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Also, on December 10, 2007 Butler entered into a Consent and Waiver to Second Lien Credit Agreement with Monroe effective December 1, 2007 whereby Monroe waived defaults and events of default arising from Butler’s failure to deliver 2006-year end financial information. Both consents provide that defaults will be reinstated if 2006 year-end financial information is not provided by December 31, 2007. Butler was subject to a $25,000 per month penalty if the 2006-year end financial information was not provided by December 31, 2007. Butler’s Annual Report on Form 10-K for the year ended December 31, 2006 was filed with the SEC on January 18, 2008.

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

On February 28, 2008, Butler entered into a Second Amendment to the Third Amended and Restated Credit Agreement (“Second Amendment”) with GECC. The Second Amendment provides, among other matters, for an extension of the Commitment Termination Date (as defined) from February 29, 2008 to April 14, 2008. Pursuant to the Second Amendment, we paid an amendment fee of $450,000, in weekly installments of $75,000.

On April 14, 2008, Butler entered into a Third Amendment to the Third Amended and Restated Credit Agreement (“Third Amendment”) with GECC. The Third Amendment provides, among other matters, for an extension of the Commitment Termination Date (as defined) from April 14, 2008 to April 28, 2008.

On April 28, 2008, Butler entered into a Fourth Amendment to the Third Amended and Restated Credit Agreement (“Fourth Amendment”) with GECC. The Fourth Amendment provides, among other matters, for an extension of the Commitment Termination Date (as defined) from April 28, 2008 to May 12, 2008.

On April 30, 2008, Butler entered into a Second Amendment to Second Lien Credit Agreement (“Second Amendment”) with Monroe dated as of April 29, 2008. The Second Amendment provides, among other matters, that Monroe will until May 30, 2008, or the date upon which a Forbearance Default (as defined) occurs, forbear from the exercise of any of its rights and remedies arising out of an Event of Default (as defined).

On May 12, 2008, the Company entered into a Fifth Amendment to the Third Amended and Restated Credit Agreement (“Fifth Amendment”) with GECC. The Fifth Amendment provides, among other matters, for an extension of the Commitment Termination Date (as defined) from May 12, 2008 to May 30, 2008.

On May 29, 2008, the Company, entered into a Third Amendment to Second Lien Credit Agreement (“Third Amendment”) with Monroe dated as of May 28, 2008. The Third Amendment provides, among other matters, that Monroe will until June 15, 2008, or the date upon which a Forbearance Default (as defined) occurs, forbear from the exercise of any of its rights and remedies arising out of certain Events of Default (as defined).

On May 30, 2008, the Company entered into a Sixth Amendment to the Third Amended and Restated Credit Agreement (“Sixth Amendment”) with GECC. The Sixth Amendment provides, among other matters, for an extension of the Commitment Termination Date (as defined) from May 30, 2008 to June 15, 2008.

On June 13, 2008, the Company, entered into a Letter Agreement (“Letter Agreement”) regarding the Third Amendment to Second Lien Credit Agreement with Monroe. The Letter Agreement provides, among other matters, that Monroe will until July 1, 2008, or the date upon which a Forbearance Default (as defined) occurs, forbear from the exercise of any of its rights and remedies arising out of certain Events of Default (as defined).

On June 15, 2008, the Company entered into a Seventh Amendment to the Third Amended and Restated Credit Agreement (“Seventh Amendment”) with GECC. The Seventh Amendment provides, among other matters, for an extension of the Commitment Termination Date (as defined) from June 15, 2008 to July 1, 2008.

Butler has a 10-year, mortgage for its corporate office facility in Montvale, New Jersey, totaling $6.7 million as of July 1, 2007. The mortgage note has a fixed interest rate at 6.85%. The mortgage note contains various financial and other covenants including the requirement to meet certain fixed charge coverage and liquidity amounts. The Company is in compliance with all covenants at July 1, 2007 and December 31, 2006.

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

Anticipated cash flows

As we approach the maturity of the Senior Revolving Loan and the maturity of the Monroe Term Loan on July 1, 2008, we will be required to either refinance with GECC and Monroe or to find a new lender. If we are unable to obtain new financing upon the termination of our current financing arrangement, it would have a material adverse effect on our business, financial condition and results of operations.

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

Management anticipates that the existing resources and working capital should be sufficient to satisfy our foreseeable cash requirements. Of course, such expectations may prove to be incorrect. Moreover, GECC’s Senior Revolving facility and our Monroe Term Loan mature on July 1, 2008 requiring the Company to obtain new financing upon the termination of our current financing arrangement. While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Off-balance sheet arrangements

We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes during the six months ended July 1, 2007 to the critical accounting policies reported in our Annual Report on Form 10-K for the year ended December 31, 2006 with the exception of our adoption of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. See below for discussion of the impact of the provisions of FIN 48.

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

RECENTLY ISSUED AND ADOPTED FINANCIAL ACCOUNTING STANDARDS

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to transition, derecognition, classification, accounting in interim periods, accounting for interest and penalties associated with tax positions, and disclosure requirements.

The Company adopted the provisions of FIN 48 on January 1, 2007. For transition purposes, we adopted FIN 48 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The impact to opening retained earnings as of January 1, 2007 resulting from our reassessment of our tax positions in accordance with the requirements of FIN 48 was approximately $0.2 million.

The Company recognized interest and penalties accrued related to unrecognized tax benefits in our provision for income taxes. Our classification of interest and penalties did not change as a result of adopting FIN 48. Due to the existence of net operating loss (“NOL”) carryforwards, the Company has currently accrued interest on only a portion of its unrecognized tax benefits.

The Company has a $5.3 million liability recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of approximately $0.4 million. Our liability for unrecognized tax benefits increased by approximately $0.3 million for the quarter ended July 1, 2007, and approximately $0.6 million for the six months ended July 1, 2007, including interest and penalties. We expect increases comparable to the current quarter for the remaining quarters of our 2007 fiscal year. Due to our NOL carryforwards, we do not anticipate any significant decreases to our unrecognized tax benefits within the next twelve months.

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

Our exposure to market risk for changes in interest rates relates primarily to medium- and long-term debt. Variable interest rates disclosed represent the weighted average rates at the end of the period. There were no interest rate swap agreements outstanding at July 1, 2007. See Management’s Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources for discussion of new debt and refinancing.

Butler’s international operations are directed from its office in Hyderabad, India. International operations accounted for approximately 1% of our sales for each of the three and six month periods ended July 1, 2007 and June 25, 2006, respectively. In each of the three and six months ended July 1, 2007 and June 25, 2006, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended July 1, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: June 23, 2008	BUTLER INTERNATIONAL, INC.
(Registrant)

By: /s/ Edward M. Kopko
Edward M. Kopko
Chairman of the Board of Directors
Chief Executive Officer

By: /s/ Mark Koscinski .
Mark Koscinski
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

10.20	(b)*

Amendment to Second Amended and Restated Employment Agreement, dated March 28, 2008 among Butler International, Inc., Butler Service Group, Inc. and Edward M. Kopko, filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2008 and hereby incorporated by reference.

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

BUTLER INTERNATIONAL, INC.

EXHIBIT INDEX (continued)

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

Twelfth Amendment to Credit Agreement dated November 30, 2005, between Butler Service Group, Inc. and General Electric Capital Corporation, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 1, 2005 and hereby incorporated by reference.

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

First Amendment to Third Amended and Restated Credit Agreement dated as of February 1, 2008, by and among Butler Service Group, Inc., certain of its affiliates, and GECC, filed as Exhibit No. 10.1 to the Registrant’s current report on Form 8-K, filed on February 6, 2008 and hereby incorporated by reference.

10.35	(aa)

Second Amendment to Third Amended and Restated Credit Agreement dated as of February 28, 2008, by and among Butler Service Group, Inc., certain of its affiliates, and GECC, filed as Exhibit No. 10.1 to the Registrant’s current report on Form 8-K, filed on March 4, 2008 and hereby incorporated by reference.

BUTLER INTERNATIONAL, INC.

EXHIBIT INDEX (continued)

10.35	(bb)

Third Amendment to Third Amended and Restated Credit Agreement dated as of April 14, 2008, by and among Butler Service Group, Inc., certain of its affiliates, and GECC, filed as Exhibit No. 10.1 to the Registrant’s current report on Form 8-K, filed on April 17, 2008 and hereby incorporated by reference.

10.35	(cc)

Fourth Amendment to Third Amended and Restated Credit Agreement dated as of April 28, 2008, by and among Butler Service Group, Inc., certain of its affiliates, and GECC, filed as Exhibit No. 10.1 to the Registrant’s current report on Form 8-K, filed on May 1, 2008 and hereby incorporated by reference.

10.35	(dd)	Fifth Amendment to Third Amended and Restated Credit Agreement dated as of May 12, 2008, by and among Butler Service Group, Inc., certain of its affiliates, and GECC, filed as Exhibit No. 10.1 to the Registrant’s current report on Form 8-K, filed on May 14, 2008 and hereby incorporated by reference.

10.35	(ee)
Sixth Amendment to Third Amended and Restated Credit Agreement dated as of May 30, 2008, by and among Butler Service Group, Inc., certain of its affiliates, and GECC, filed as Exhibit No. 10.1 to the Registrant’s current report on Form 8-K, filed on June 4, 2008 and hereby incorporated by reference.

10.35	(ff)
Seventh Amendment to Third Amended and Restated Credit Agreement dated as of June 15, 2008, by and among Butler Service Group, Inc., certain of its affiliates, and GECC, filed as Exhibit No. 10.1 to the Registrant’s current report on Form 8-K, filed on June 17, 2008 and hereby incorporated by reference.

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

10.77	(a)

Consent and Waiver to Second Lien Credit Agreement, dated as of December 1, 2007 among Butler Service Group, as borrower, and Monroe Capital, as agent, filed as Exhibit No. 10.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2007 and hereby incorporated by reference.

10.77	(b)

Letter Agreement, dated as of January 9, 2008 by and among Butler Service Group Inc., certain of its affiliates and Monroe Capital, filed as Exhibit No. 10.2 to the Registrant’s Current Report on Form 8-K filed on January 17, 2008 and hereby incorporated by reference.

10.77	(c)

Second Amendment to Second Lien Credit Agreement, dated as of April 29, 2008 and executed April 30, 2008, by and among Butler Service Group, Inc., a New Jersey corporation, and Monroe, in its individual capacity and as agent for the Lenders, McFunding Usters II LLC and McFunding Ltd. filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2008, and hereby incorporated by reference.

10.77	(d)

Third Amendment to Second Lien Credit Agreement, dated as of May 28, 2008 and executed May 29, 2008, by and among Butler Service Group, Inc., a New Jersey corporation, and Monroe, in its individual capacity and as agent for the Lenders, McFunding Usters II LLC and McFunding Ltd. filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 4, 2008, and hereby incorporated by reference.

10.77	(e)

Letter Agreement, dated as of June 13, 2008, by and among Butler Service Group, Inc., a New Jersey corporation, and Monroe, in its individual capacity and as agent for the Lenders, Garrison Funding-2008-1 LTD., and Mc Funding Ltd. filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 17, 2008, and hereby incorporated by reference.

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

10.82	Form of Office Lease Agreement with Butler Services, Inc. field as Exhibit No. 10.2 to Form 8-k filed on December 19, 2007, and hereby incorporated by reference.

21.1	List of subsidiaries

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 31.2.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, filed herewith as Exhibit 32.1.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer filed herewith as Exhibit 32.2.

99.1	Commitment letter, dated August 9, 2007 from Monroe Capital, LLC to BSG, filed as Exhibit 99.1 to the Registrant’s current report in Form 8-K dated August 9, 2007 and hereby incorporated by reference.

.