Form 10-Q
period 2007-09-30
BUTLER INTERNATIONAL INC /MD/
filed 2008-07-15
CIK 786765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

BUTLER INTERNATIONAL, INC.
Form 10-Q for Period Ended September 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of

	September 30, 2007	December 31, 2006

	(Unaudited)
ASSETS
Current assets:
Cash	$432	$86
Accounts receivable, net	52,618	50,357
Deferred income taxes	2,214	2,933
Other current assets	3,655	2,738

Total current assets	58,919	56,114

Property and equipment, net	3,327	3,437
Assets held for sale	8,889	8,889
Long-term deferred income taxes	3,037	7,044
Other assets	4,763	3,115
Restricted cash	2,000	—
Other intangible assets, net	1,594	1,630
Goodwill	36,226	36,226

Total assets	$118,755	$116,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,516	$25,122
Current portion of long-term debt	93	90

Total current liabilities	26,609	25,212

Revolving credit facility, net of current portion	30,907	35,191
Long-term debt, net of current portion	29,526	21,596
Other long-term liabilities	6,216	5,521
Series A 7% Mandatorily Redeemable Preferred Stock, net	6,966	6,730
Commitments and contingencies (see Note 3)

Stockholders’ equity:
Series B 7% Cumulative Convertible Preferred Stock	7	6
Common stock	12	12
Additional paid-in capital	103,969	102,868
Receivables from stockholders	(5,735)	(5,735)
Accumulated deficit	(78,972)	(74,206)
Accumulated other comprehensive loss	(750)	(740)

Total stockholders’ equity	18,531	22,205

Total liabilities and stockholders’ equity	$118,755	$116,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended

	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006

Net sales	$79,912	$81,139	$236,361	$239,916
Cost of sales	65,260	66,890	193,379	197,679

Gross margin	14,652	14,249	42,982	42,237

Depreciation and amortization	488	404	1,494	1,162
Selling, general and administrative expenses	12,072	10,826	34,844	33,543

Operating income	2,092	3,019	6,644	7,532

Interest expense	1,728	2,045	5,067	5,331

Income before income taxes	364	974	1,577	2,201

Income tax expense	1,357	865	5,798	1,465

Net income (loss)	$(993)	$109	$(4,221)	$736

Income (loss) per share:

Basic:	$(0.09)	$0.00	$(0.38)	$0.04

Diluted:	$(0.09)	$0.00	$(0.38)	$0.03

Average number of common shares and common share equivalents outstanding:
Basic	11,909	10,697	11,882	10,653
Diluted	11,909	11,895	11,882	11,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUTLER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited )

	For the Nine-Months Ended

	September 30, 2007	September 24, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,221)	$736
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,494	1,162
Provision for doubtful accounts and notes	153	284
Provision for deferred taxes	4,726	1,465
Amortization of deferred financing charges	1,094	10
Issuance of common shares and warrant for amendment fee	368	273
Amortization of the Series A preferred stock warrants	236
Amortization of stock-based compensation	521	317
Other changes that (used) provided cash:
Accounts receivable	(2,414)	(4,944)
Other assets	(3,799)	(907)
Accounts payable, accrued and other liabilities	1,897	4,046

Net cash provided by operating activities	55	2,442

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(1,348)	(976)
Restricted cash	(2,000)	—

Net cash used in investing activities	(3,348)	(976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayment) under credit facility	(4,284)	5,667
Proceeds from the issuance of long-term debt	23,000	2,500
Repayment of long-term debt	(15,067)	(8,565)
Proceeds from exercise of stock options	—	21

Net cash provided by (used in) financing activities	3,649	(377)

Effect of exchange rate changes on cash	(10)	(2)

Net increase in cash	346	1,087

Cash at beginning of period	86	214

Cash at end of period	$432	$1,301

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

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

          Net sales and operating income (loss) by segment are as follows:

	For the Three Months Ended		For the Nine Months Ended

	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006

Net Sales:
Technical Services	$55,830	$54,286	$164,158	$160,657
Telecommunication Services	18,410	21,327	54,568	61,997
Information Technology Services	5,147	5,042	16,351	15,834

Total reportable segments	$79,387	$80,655	$235,077	$238,488
Other/Unallocated amount	525	484	1,284	1,428

Consolidated total	$79,912	$81,139	$236,361	$239,916

Operating income:
Technical Services	$4,456	$4,416	$12,761	$13,098
Telecommunication Services	1,325	2,139	5,684	5,975
Information Technology Services	630	357	2,019	703

Total reportable segments	$6,411	$6,912	$20,464	$19,776
Other/Unallocated amount	(4,319)	(3,893)	(13,820)	(12,244)

Consolidated total	$2,092	$3,019	$6,644	$7,532

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

          The number of clients individually representing 10% or more of net sales per segment is as follows:

	Number of Clients	Percentage of Total Net Sales

Technical Services
3 months ended September 30, 2007	3	43%
3 months ended September 24, 2006	4	56%
9 months ended September 30, 2007	3	46%
9 months ended September 24, 2006	4	56%
Telecommunications Services
3 months ended September 30, 2007	2	81%
3 months ended September 24, 2006	3	66%
9 months ended September 30, 2007	2	82%
9 months ended September 24, 2006	3	72%
Information Technology Services
3 months ended September 30, 2007	3	68%
3 months ended September 24, 2006	1	22%
9 months ended September 30, 2007	2	66%
9 months ended September 24, 2006	4	60%

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

          One and no customer accounted for more than 10% of net accounts receivable as of September 30, 2007 and December 31, 2006, respectively.

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

          For the three months ended September 30, 2007, 210,410 and 22,009 weighted average potential common shares, consisting of restricted stock and options, respectively, are excluded from the determination of diluted net loss per share, as a result of the Company incurring losses and as the effect of such shares is anti-dilutive. For the three months ended September 30, 2007, 390,000, 1,544,667 and 2,312,500 potential common shares consisting of restricted stock, options and warrants were outstanding, respectively, where the exercise price was greater than the average market price of the common shares and therefore, were excluded from the computation of diluted loss per share.. For the three months ended September 30, 2007, 1,915,000 of potential common shares derived from convertible preferred stock have an anti-dilutive effect on earnings per share and accordingly are excluded from the calculations.

          For the nine months ended September 30, 2007, 92,227 and 33,431 weighted average potential common shares, consisting of restricted stock and options, respectively, are excluded from the determination of diluted net loss per share, as a result of the Company incurring losses and as the effect of such shares is anti-dilutive. For the nine months ended September 30, 2007, 390,000, 1,422,000 and 2,187,500 potential common shares consisting of restricted stock, options and warrants were outstanding, respectively, where the exercise price was greater than the average market price of the common shares. For the nine months ended September 30, 2007, 1,894,000 of potential common shares derived from convertible preferred stock have an anti-dilutive effect on earnings per share and accordingly are excluded from the calculations.

          For the three months ended September 24, 2006, 63,333 and 1,376,500 of potential common shares consisting of restricted stock and options, respectively, where the exercise price was greater than the average market price of the common shares were excluded from the computation of diluted income per share. As of September 24, 2006, there were no warrants outstanding. For the three months ended September 24, 2006, 1,786,000 of potential common shares derived from convertible preferred stock have an anti-dilutive effect on earnings per share and accordingly are excluded from the calculations.

          For the nine months ended September 24, 2006, 58,889 and 1,032,900 of potential common shares consisting of restricted stock and options, respectively, where the exercise price was greater than the average market price of the common shares were excluded from the computation of diluted income per share. In addition, for the nine months ended September 24, 2006, 1,786,000 of potential common shares derived from convertible preferred stock have an anti-dilutive effect on earnings per share and accordingly are excluded from the calculations.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

          The following table presents the computation of basic and diluted earnings per common share:

	For the Three Months ended		For the Nine Months ended

	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006

Net income (loss)	$(993)	$109	$(4,221)	$736
Less: Preferred stock dividends	(118)	(107)	(350)	(319)

Net income (loss) for basic earnings per share calculation	(1,111)	2	(4,571)	417
Add: Income impact of assumed conversions of convertible preferred stock dividends	—	—	—	—

Net income (loss) for diluted earnings per share calculations	$(1,111)	$2	$(4,571)	$417

Weighted average number of common shares:
Basic	11,909	10,697	11,882	10,653
Add: Incremental shares from assumed conversions
Restricted stock	—	1,137	—	1,133
Stock options and warrants	—	61	—	165
Convertible preferred stock	—	—	—	—

Diluted	11,909	11,895	11,882	11,951

Net income (loss) per share
Basic	$(0.09)	$0.00	$(0.38)	$0.04
Diluted	$(0.09)	$0.00	$(0.38)	$0.03

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

          As of September 30, 2007, the net carrying value of the property is approximately $9.0 million and the related debt is $6.6 million. Depreciation on the facility ceased when the facility was classified as held for sale in February 2005. See Note 8 – Subsequent Events – Other Events for further discussion of the sale of a portion of the Company’s Montvale, New Jersey property.

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

          Debt is summarized as follows:

	September 30, 2007	December 31, 2006

Revolving credit facility with average interest rate of 8.26% for 2007 and 8.98% for 2006	$30,907	$35,191
Variable-rate Term Loan B with average interest rate of 8.76% for 2007 and 9.48% for 2006	—	15,000
Monroe Term Loan with average interest rate of 5.5% for 2007	23,000	—
6.85% mortgage note due 2012	6,619	6,686
Series A 7% Mandatorily Redeemable Preferred Stock, net due 2011	6,966	6,730

	67,492	63,607
Less current portion	(93)	(90)

	$67,399	$63,517

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

          The table below represents the aggregate principal amounts of long-term debt scheduled for repayment as of September 30, 2007.

Fiscal Year Ending	Debt Payments

2007	$15
2008	93
2009	54,008
2010	110
2011	7,082
Thereafter	6,184

Total	$67,492

          The debt obligations of our subsidiaries, Butler Service Group, Inc. (“BSG”) and Butler New Jersey Realty Corporation (“BNJRC”), are reflected in the Company’s consolidated balance sheet. In order to obtain favorable terms, guarantees of subsidiary debt are issued to lending institutions requiring the parent company to repay the debt should BSG or BNJRC default on their debt obligations. At September 30, 2007, all of the Company’s consolidated debt is subject to these guarantees. Under the terms of the debt agreement, transfer of funds to the parent company by BSG is restricted. BSG and BNJRC hold approximately 87% and 6.5%, respectively, of the Company’s consolidated assets.

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

          At September 30, 2007, Butler had $30.9 million of variable interest rate revolving credit facility loans plus $3.8 million of letters of credit under its revolving credit facility with GECC, leaving approximately $12.3 million of availability. The related interest rate in effect at September 30, 2007 was 8.26%.

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

Under the Monroe Term Loan, $2.0 million of the proceeds were utilized to cash collateralize the facility mortgage letter of credit. The $2.0 million deposit is classified as restricted cash on the balance sheet. The letter of credit lapsed and the mortgage was satisfied upon the sale of the Company’s Montvale, New Jersey real property in March 2008. See Note 8 Subsequent Events–Assets Held for Sale for detailed discussion.

          In August 2007, the Company repaid one variable interest rate term loan (Term Loan B) with GECC with an outstanding balance of $14.0 million with an effective interest rate of 8.76% with the funding of a $23.0 million Monroe Term Loan.

          The Monroe Term Loan matures on the earlier of August 29, 2012 or at such time as the Series A 7% Mandatorily Redeemable Preferred Stock become redeemable or the GECC Senior Revolving Loan becomes due. The Series A 7% Mandatorily Redeemable Preferred Stock is redeemable July 11, 2011. The Monroe Term Loan is subject to the lien of Butler’s secured lender, GECC, with whom Butler has also reached an agreement to extend the maturity date of its Senior Revolving Loan of $47 million to August 1, 2009.

          There are certain events that can require the Company to prepay a portion of the outstanding Monroe Term Loan. Prior to July 1, 2008, the Monroe Term Loan bore interest at the per annum rate of LIBOR plus 4.25% to 6.0%. The interest rate may also be adjusted depending upon the syndication of the Monroe Term Loan. No warrants were issued in connection with the Monroe Term Loan.

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

          In fiscal 2007 the Company received limited waivers of certain reporting and ratio covenants resulting in the compliance with its covenants. See Note 8 Subsequent Events– Debt Agreements for further discussion of the Company’s current debt agreements with GECC and Monroe.

Series A 7% Mandatorily Redeemable Preferred Stock

          On December 15, 2006, Butler issued to certain institutional investors, non-institutional investors and related parties $8.5 million in shares of Series A 7% Mandatorily Redeemable Preferred Stock (the “Shares”) and vested warrants to purchase 2,125,000 shares of the Company’s common stock at $2.00 per share, in a private placement. The warrants are callable under certain circumstances. Each share of preferred stock, along with warrants to purchase 250 shares of the Company’s common stock, was issued at a price of $1,000 per share. Butler’s Series A 7% Mandatorily Redeemable Preferred Stock consists of 8,500 outstanding shares, has no voting rights, except in limited circumstances, and are not convertible into common stock. The Series A 7% Mandatorily Redeemable Preferred Stock accrues dividends at the rate of 7% per annum, based upon a liquidation value of $1,000 per share, payable in cash and are redeemable July 11, 2011. The aggregate liquidation preference at September 30, 2007 and December 31, 2006 was $8.5 million.

          For the three and nine month periods ended September 30, 2007, the Company recorded a charge of approximately $0.1 million and $0.2 million, respectively, representing the amortization of the debt discount as interest expense. Additionally, the Company recorded as interest expense approximately $149,000 and $0.4 million, respectively, representing dividends on the 7% Mandatorily Redeemable Preferred Stock for the three and nine month periods ended September 30, 2007. No charges were recorded during the three and nine month periods ended September 24, 2006.

          In connection with the Offering, the Company entered into a Registration Rights Agreement with the Investors, pursuant to which the Company granted the Investors certain registration rights with respect to the Shares. The Shares sold to the Investors have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. Also see Note 5 Stockholders’ Equity – Warrants for discussion of issuance of additional warrants to certain of the Series A Preferred Stockholders.

Letters of Credit

          As of September 30, 2007, Butler had standby letters of credit in the amount of $3.8 million as collateral against its insurance program. These letters are renewed annually. The Company also has a $2.0 million letter of credit associated with the mortgage note (see Monroe Term Loan discussion above for details).

Facility Mortgage

          Butler has a 10-year, mortgage for its corporate office facility, in Montvale, New Jersey, totaling $6.6 million as of September 30, 2007. The mortgage note has a fixed interest rate at 6.85%. The mortgage note contains various financial and other covenants including the requirement to meet certain fixed charge coverage and liquidity amounts. The Company is in compliance with all covenants at September 30, 2007 and December 31, 2006. See Note 8 Subsequent Events– Other Items for further discussion of the Company’s Agreement of Purchase and Sale transaction involving the sale of its Montvale, New Jersey property.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Interest Rate Risk Management

          We may use interest rate swap agreements from time to time to manage the impact of interest rate changes. During the three and nine months ended September 30, 2007 and fiscal 2006, the Company did not enter into any swap agreements.

Note 4 – Comprehensive income (loss)

          The following table sets forth the components of comprehensive income (loss), net of tax:

	For the Three Month Period		For the Nine Month Period
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006

Net income (loss)	$(993)	$109	$(4,221)	$736
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	1	(10)	(2)

Comprehensive income (loss)	$(993)	$110	$(4,231)	$734

Note 5 – Stockholders’ Equity

          Stockholder’s equity at September 30, 2007 totaled $18.5 million, approximately a $3.7 million decrease from $22.2 million at December 31, 2006. This decrease is primarily attributable to net loss of $4.2 million for the nine months ended September 30, 2007 and the $0.2 million impact of the adoption of FIN 48 offset by the issuance of common stock of $0.2 million and warrants of $0.1 million and amortization of stock based compensation of $0.5 million.

          During the three and nine month periods ended September 30, 2007 and September 24, 2006, no stock options were granted to officers of Butler through the 2002 and 2003 Stock Incentive Plans. During the nine month periods ended 5,000 stock options were granted through the 2002 Stock Incentive Plan. No stock options were granted to the Company’s non-employee directors during each of the three-month and nine month periods ended September 30, 2007 and September 24, 2006. Under the 2002 and 2003 Stock Incentive Plans, the Company has 5,736,623 shares available for future issuance as of September 30, 2007.

          Changes in our outstanding stock options for the nine month period ended September 30, 2007 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Balance at December 31, 2006	1,810,500	$4.51
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(175,833)	$4.91

Outstanding at September 30, 2007	1,634,667	$4.47	4.7

Exercisable at September 30, 2007	1,623,000	$4.47	4.4

          The aggregate intrinsic value of 1,623,000 exercisable options totaling $24,000 represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company’s common stock.

          As of September 30, 2007, there was $23,000 of unrecognized compensation cost related to non-vested stock options which are expected to be recognized over a weighted-average period of approximately 0.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

          On March 27, 2007, the Company granted 215,000 shares of restricted stock to certain key employees with a fair value of $0.4 million. This amount is being amortized in accordance with SFAS No. 123R, over the vesting period of the individual restricted common stock grants, which is five years. The fair value of each restricted stock granted was calculated based on the closing stock price on the date of grant. Stock-based compensation related to this issuance totaled $20,000 and $40,000 for the three and nine months ended September 30, 2007, respectively.

          On March 27, 2007, the Company granted 155,000 shares of restricted stock to executive officers and certain key employees with a fair value of $0.3 million, whose vesting is contingent upon meeting qualitative and quantitative performance milestones primarily related to divisional revenues earned through fiscal 2009. The shares vest at 100% upon the achievement of the performance milestone. Current assumptions are that the performance milestone will be met at fiscal 2009 and compensation expense is recorded based upon the fair value based on the closing price on the date of grant over the vesting period currently estimated at approximately three years. The Company will evaluate this assumption on a quarterly basis for fiscal years ending 2007, 2008 and 2009. Stock-based compensation related to this issuance totaled $26,000 and $52,000 for the three and nine months ended September 30, 2007, respectively.

          In August 2007, the Company granted 300,810 shares of restricted stock to certain of its executives and employees in lieu of bonus payments owed to them, under the 2003 Stock Incentive Plan. The fair value of the restricted stock at the date of grant totaled $0.3 million, which was expensed fully in the three months ended September 30, 2007.

          Changes in the outstanding shares of restricted stock for the nine months ended September 30, 2007 were as follows:

	Shares	Weighted- Average Grant Price

Nonvested at December 31, 2006	63,334	$2.42
Granted	670,810	$1.46
Vested and issued	(10,000)	$3.05
Forfeited or expired	—

Nonvested at September 30, 2007	724,144	$1.52

          As of September 30, 2007, there was $0.7 million of unrecognized compensation cost related to non-vested restricted share-based compensation arrangements which are expected to be recognized over a weighted-average period of approximately 3.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

          Total stock-based compensation, inclusive of restricted share-based compensation and stock options, of $0.4 million and $0.5 million was recorded in each of the three and nine months ended September 30, 2007, respectively. Total stock-based compensation of $0.1 million and $0.3 million was recorded in each of the three and nine months ended September 24, 2006, respectively.

Common Stock

          In September 2007, the Company issued 212,500 shares of common stock at $1.10 per share to the stockholders’ of the Series A 7% Mandatorily Redeemable Preferred Stock with a fair value of approximately $234,000. The common stock was issued in connection with an amendment to the Company's Series A 7% Mandatorily Redeemable Preferred Stock charter provision. The fair value of the common stock is amortized over the term of the Series A 7% Mandatorily Redeemable Preferred Stock which is through July 11, 2011. See Note 3 – Commitments and Contingencies- Series A 7% Mandatorily Redeemable Preferred Stock for detailed discussion.

BUTLER INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Information in Thousands, except Per Share Amounts)

Warrants

          On July 18, 2007, in connection with the provisions of the Series A 7% Mandatorily Redeemable Preferred Stock, Butler issued additional vested warrants to the Series A Preferred Stock holders to purchase a total of 187,500 shares of the Company’s common stock at an exercise price of $2.00 per share with a fair value of approximately $134,000. The warrants were issued as the Company did not refinance its debt with GECC by June 30, 2007 and are amortized over the term of the Series A 7% Mandatorily Redeemable Preferred Stock which is through July 11, 2011. See Note 3 – Commitments and Contingencies- Series A 7% Mandatorily Redeemable Preferred Stock for detailed discussion.

          As of September 30, 2007 and December 31, 2006, there were vested warrants to purchase 2,312,500 and 2,125,000 shares of the Company’s common stock each at $2.00 per share, respectively.

Cumulative Convertible Preferred Stock

          Butler’s Series B Cumulative Convertible Preferred Stock (“Series B Preferred Shares”) accrues dividends at the rate of 7% per annum, based upon a liquidation value of $1.00 per share, payable in cash or in-kind at the option of the holder. For the nine month periods ended September 30, 2007 and September 24, 2006, dividends in-kind amounting to approximately $0.4 million and $0.3 million, respectively, were paid to the holders of Series B Preferred Shares. Series B Preferred Shares are convertible at the election of the holder at a ratio of one Series B Preferred Share to 0.285 Common Shares.

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

          The effective tax rate for the three months ended September 30, 2007 was 372.8%, as compared with 88.7% for the three months ended September 24, 2006. The effective tax rate for the nine months ended September 30, 2007 was 367.4% as compared with 66.5% for the nine months ended September 24, 2006.

          The income tax expense was $1.4 million for the three months ended September 30, 2007, as compared with $0.9 million for the three months ended September 24, 2006. The tax expense for the nine months ended September 30, 2007 was $5.8 million, as compared with $1.5 million for the nine months ended September 24, 2006. The change in effective tax rate from 2006 as compared to 2007 is primarily due to the change in the tax effect of recurring permanent tax differences and FIN 48 reserves, the tax effect of a new permanent tax difference related to the issuance of preferred stock, and the tax effect of certain state taxes.

          The Company has a $5.3 million liability recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of approximately $0.4 million. Our liability for unrecognized tax benefits increased by approximately $0.3 million for the three months ended September 30, 2007, and approximately $0.9 million for the nine months ended September 30, 2007, including interest and penalties. We expect increases comparable to the current quarter for the remaining quarter of our 2007 fiscal year. Due to the expiration of certain statutes of limitation, we anticipate decreases to our unrecognized tax benefits of approximately $1.7 million within the next twelve months.

Note 7 – Related Party Transactions

          There were no material changes during the three and nine months ended September 30, 2007 in the related party relationships from those reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

          On December 7, 2007, Butler entered into a Consent and Waiver to Third Amended and Restated Credit Agreement with GECC effective December 1, 2007, whereby GECC waived defaults and events of defaults arising from Butler’s failure to deliver 2006-year end financial information. Also, on December 10, 2007 Butler entered into a Consent and Waiver to Second Lien Credit Agreement with Monroe effective December 1, 2007 whereby Monroe waived defaults and events of default arising from Butler’s failure to deliver 2006-year end financial information. Both consents provided that defaults would be reinstated if 2006 year-end financial information is not provided by December 31, 2007 subject to a $25,000 per month penalty if the 2006-year end financial information were not provided by December 31, 2007. The 2006 year-end financial information was filed on Form 10-K with the SEC on January 18, 2008.

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

          On April 30, 2008, the Company entered into a Second Amendment to Second Lien Credit Agreement (“Second Amendment”) with Monroe dated as of April 29, 2008. The Second Amendment provides, among other matters, that Monroe will until May 30, 2008, or the date upon which a Forbearance Default (as defined) occurs, forbear from the exercise of any of its rights and remedies arising out of an Event of Default (as defined).

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

          On June 27, 2008, the Company entered into a Fourth Amendment to Second Lien Credit Agreement (“Fourth Amendment”) with Monroe, dated as of June 26, 2008. The Fourth Amendment provided for the following matters, among others: (i) an extension of the “Term Loan B Maturity Date” (as defined) to July 15, 2008, (ii) a waiver of the principal payment due on July 1, 2008; and (iii) Monroe’s forbearance until July 15, 2008, or the date upon which a Forbearance Default (as defined) occurs, from the exercise of any of its rights and remedies arising out of certain Events of Default (as defined).

          On July 1, 2008, the Company obtained an extension of its credit facilities with GECC and Monroe to August 1, 2009.

          Pursuant to the terms of the Eighth Amendment and Waiver to the Third Amended and Restated Credit Agreement between the Company and GECC dated July 1, 2008 (“Amended Senior Revolving Facility”), interest will accrue on Revolving Credit Advances (as defined) at the following rates: (i) for the period commencing on July 1, 2008 and ending on September 30, 2008, either the Index Rate (as defined) plus 5.5% per annum, the applicable LIBOR Rate (as defined) plus 7.0% per annum, or the applicable Commercial Paper Rate (as defined) plus 7.0% per annum, at the election of the Company, and (ii) for the period commencing on October 1, 2008 and ending on the Commitment Termination Date (as defined), either the Index Rate plus 7.5% per annum, the applicable LIBOR Rate plus 9.0% per annum, or, the applicable Commercial Paper Rate plus 9.0% per annum, at the election of the Company. The Company also agreed to pay certain fees to GECC if Borrowing Availability drops below certain specified levels through the Commitment Termination Date (as defined). An amendment fee of $50,000 was paid in connection with execution of the Amended Senior Revolving Facility.

          Pursuant to the terms of the Fifth Amendment to Second Lien Credit Agreement between the Company and Monroe dated July 1, 2008 (“Amended Term Loan”), interest will accrue on the Amended Term Loan at a rate equal to the greater of (A) the Index Rate (as defined) plus seven percent (7%) per annum, or, the applicable LIBOR Rate (as defined) plus eight percent (8%), at the election of the Company, and (B) the rate payable by BSG under the Amended Senior Revolving Facility, plus two percent (2%) per annum. Additionally, in-kind interest at a rate of two percent (2%) per annum is also payable. As a further provision to the Amended Term Loan, the principal payment due on or about October 1, 2008 under the original Monroe Term Loan was waived. An amendment fee of $500,000 will be due and payable to Monroe upon the earliest of (i) August 1, 2009, or (ii) termination of the Amended Term Loan, and additional work fees of $300,000 will be due and payable over the next four months.

          Pursuant to the terms of both credit documents, the Company is required to take steps to increase liquidity. In addition, both facilities require the Company to have Funded Debt (as defined) on January 2, 2009, of not more than $44,872,006.67, and require compliance with certain other financial covenants on an on-going basis and other covenants to be met on or about January 2, 2009. Both facilities also require the Company to pay all future dividends on its preferred stock as payments in-kind. Finally, under both facilities, the Company was granted until September 15, 2008 to comply with certain reporting requirements, and all existing Defaults and Events of Default (as defined) were waived.

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

	For the Three Months Ended		For the Nine Months Ended

	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006

Net sales	$79,912	$81,139	$236,361	$239,916
Cost of sales	65,260	66,890	193,379	197,679

Gross margin	14,652	14,249	42,982	42,237

Depreciation and amortization	488	404	1,494	1,162
Selling, general and administrative expenses	12,072	10,826	34,844	33,543

Operating income	2,092	3,019	6,644	7,532

Interest expense	1,728	2,045	5,067	5,331

Income before income taxes	364	974	1,577	2,201

Income tax expense	1,357	865	5,798	1,465

Net income (loss)	$(993)	$109	$(4,221)	$736

Income (loss) per share:

Basic:	$(0.09)	$0.00	$(0.38)	$0.04

Diluted:	$(0.09)	$0.00	$(0.38)	$0.03

Comparison of the three and nine month periods ended September 30, 2007 and September 24, 2006

          Net sales for the three months ended September 30, 2007 were $79.9 million, a 1.5% decrease from the $81.1 million recorded in the three months ended September 24, 2006. The decrease of $1.2 million is primarily attributed to a decline in our telecommunications services revenue of $2.9 million as a result of a reduction in our fiber optic service activity and an unfavorable mix of business. This decrease is offset by increases in our aircraft/aerospace services revenue of $1.5 million from aircraft/aerospace and federal/defense initiatives and in our technology services revenue of $0.1 million for the three months ended September 30, 2007 as compared to the three months ended September 24, 2006. The aircraft/aerospace and federal defense initiatives are included in our Technical Services segment, (“BTG”).

          Net sales for the nine months ended September 30, 2007 were $236.4 million, a 1.5% decrease from the $239.9 million recorded in the nine months ended September 24, 2006. The overall decrease of $3.6 million is primarily attributed to a decrease in our telecommunications services revenue of $7.4 million as a result of favorable weather conditions during the three months March 26, 2006, allowing various telecommunications contracts to progress in the first quarter of 2006 as compared to the first quarter of 2007, whereas certain telecommunications contracts normally would be on hold during the winter season. During the second and third quarters of fiscal 2007, there continued to be a reduction in our fiber optic service activity and an unfavorable mix of business. This decrease was offset by increases in our aircraft/aerospace services revenue by $3.5 million as a result of increased revenues from aircraft/aerospace and federal/defense initiatives and in our technology services revenue of $0.5 million as a result of increases in our offshore sales to one principal customer for the nine months ended September 30, 2007 as compared to the nine months ended September 24, 2006. In addition, there was a $0.2 million decrease in revenue from the nine months ended September 30, 2007 as compared to the nine months ended September 24, 2006 related to Chief Executive Magazine.

          Cost of sales for the three months ended September 30, 2007 were $65.3 million, a 2.4% or $1.6 million decrease from the $66.9 million recorded in the three months ended September 24, 2006. Cost of sales for the nine months ended September 30, 2007 were $193.4 million, a 2.2% or $4.3 million decrease from  the $197.7 million recorded in the nine months ended September 24, 2006. The decreases are primarily attributed to a decline in net sales and as a result of cost savings from the shift of billable employees to our offshore services. As of September 30, 2007, Butler had approximately 3,900 employees, of which approximately 3,500 were billable employees.  As of September 24, 2006, Butler had approximately 3,800 employees, of which approximately 3,400 were billable employees.

          Gross profit for the three months ended September 30, 2007 was $14.7 million, a 2.8% increase from the $14.2 million recorded in the three months ended September 24, 2006. Gross profit for the nine months ended September 30, 2007 was $43.0 million, a 1.8% increase over the $42.2 million in the nine months ended September 24, 2006. These increases are primarily attributable to the cost savings from the shift of billable employees to our offshore services.

          Depreciation and amortization expenses for the three months ended September 30, 2007 were $0.5 million, a 20.8% increase from the $0.4 million recorded in the three months ended September 24, 2006. Depreciation and amortization expenses for the nine months ended September 30, 2007 were $1.5 million, a 28.6% increase from the $1.2 million recorded in the nine months ended September 24, 2006. Theses increases are primarily the result of increases in capital expenditures in the fourth quarter of fiscal 2006 resulting in greater depreciation in the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 24, 2006.

          Selling, general and administrative expenses, (“SG&A”) for three months ended September 30, 2007 were $12.1 million, a 11.5% increase from the $10.8 million recorded in the three months ended September 24, 2006. This increase is primarily attributed to increases in compensation and benefits expenses for our non-billable employees, travel expenses, and professional service fees.  SG&A expenses for the nine months ended September 30, 2007 were $34.8 million, a 3.9% increase from the $33.5 million recorded for the nine months ended September 24, 2006. This increase is primarily the result of increases in professional service fees related to delays of certain Securities and Exchange Commission filings as well as the restatement of financial statements for fiscal year ended 2004 and prior.

          Interest expense for the three months ended September 30, 2007 was $1.7 million, a 15.5% decrease from the $2.0 million recorded in the three months ended September 24, 2006. Interest expense for the nine months ended September 30, 2007 was $5.1 million, a 5.0% decrease from the $5.3 million recorded in the nine months ended September 24, 2006. These decreases are primarily the result of lowered interest rates and fees in fiscal 2007 as compared to 2006, related to our debt offset by an increase in cash dividends paid to our Series A Preferred Stockholders and amortization of our Series A warrant.

          The income tax expense was $1.4 million for the three months ended September 30, 2007, as compared with $0.9 million for the three months ended September 24, 2006. The tax expense was $5.8 million for the nine months ended September 30, 2007, as compared with $1.5 million for the nine months ended September 24, 2006. The change in effective tax rate from 2006 as compared to 2007 is primarily due to the change in the tax effect of recurring permanent tax differences and FIN 48 reserves, the tax effect of a new permanent tax difference related to the issuance of preferred stock, and the tax effect of certain state taxes.

LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 2007, we had cash of approximately $0.4 million and working capital of $32.3 million compared to cash of $0.1 million and working capital of $30.9 million at December 31, 2006. The decrease in working capital of $1.4 million was primarily due to the increase in our accounts receivable, other current assets and cash offset by decreases in current deferred income taxes and increase in accounts payable, accrued and other liabilities.

Operating Activities

          Net cash provided by operating activities was $55,000 for the nine months ended September 30, 2007, compared to net cash provided by operating activities of $2.4 million for the nine months ended September 24, 2006. Cash flows from operating activities decreased $2.4 million primarily due to an increase in our net loss, and a larger increase in other assets offset by a smaller increase in accounts receivable, a smaller increase in accounts payable, accrued and other liabilities and increases in certain non-cash expenses such as provision for deferred taxes and amortization of deferred financing during the nine months ended September 30, 2007 as compared to the nine months ended September 24, 2006.

Investing Activities

          Net cash used in investing activities was $3.3 million for the nine months ended September 30, 2007, compared to net cash used in investing activities of $1.0 million for the nine months ended September 24, 2006. Cash flows used in investing activities increased $2.3 million primarily due to increases in restricted cash as a result of a letter of credit obtained under the terms of the Monroe Term Loan (see below for discussion) and capital spending.

Financing Activities

          Net cash provided by financing activities was $3.6 million for the nine months ended September 30, 2007, compared to net cash used in financing activities of $0.4 million for the nine months ended September 24, 2006. Cash flows used in investing activities increased $4.0 million primarily due to net payments to our revolving credit facility and repayment of long-term debt offset by our financing of the Monroe Term Loan for $23.0 million (see below for discussion).

          During the period ended September 30, 2007, General Electric Capital Corporation (“GECC”), provided Butler with a revolving credit facility for loans up to $47.0 million, including $9.0 million for letters of credit, Term Loan A for $20 million, and Term Loan B for $18 million. During such period, the sum of the aggregate amount of loans outstanding under the revolving credit facility plus the aggregate amount available for letters of credit may not exceed the lesser of (i) $47 million or (ii) an amount equal to 85% of eligible receivables plus 75% of eligible pending billed receivables. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for a detailed discussion of such debt arrangements with GECC. The current interest rate with respect to revolving credit advances is the 30-day Commercial Paper Rate plus three hundred basis points. The interest rate on the term loan is based on the 30-day Commercial Paper Rate plus three hundred fifty basis points.

          At September 30, 2007, Butler had $30.9 million of variable interest rate revolving credit facility loans plus $3.8 million of letters of credit under its revolving credit facility with GECC, leaving approximately $12.3 million of availability. The related interest rate in effect at September 30, 2007 was 8.26%.

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

Under the Monroe Term Loan, $2.0 million of the proceeds were utilized to cash collateralize the facility mortgage letter of credit. The $2.0 million deposit is classified as restricted cash on the balance sheet. The letter of credit lapsed and the mortgage was satisfied upon the sale of the Company’s Montvale, New Jersey real property in March 2008.

          In August 2007, the Company repaid one variable interest rate term loans (Term Loan B) with GECC with an outstanding balance of $14.0 million with an effective interest rate of 8.76% with the funding of a $23.0 million Monroe Term Loan.

          The Monroe Term Loan matures on the earlier of August 29, 2012 or at such time as the Series A 7% Mandatorily Redeemable Preferred Stock become redeemable or the GECC Senior Revolving Loan becomes due. The Series A 7% Mandatorily Redeemable Preferred Stock is redeemable July 11, 2011. The Monroe Term Loan is subject to the lien of Butler’s secured lender, GECC, with whom Butler has also reached an agreement to extend the maturity date of its Senior Revolving Loan of $47 million to August 1, 2009.

          There are certain events that can require the Company to prepay a portion of the outstanding Monroe Term Loan. Prior to July 1, 2008, the Monroe Term Loan bore interest at the per annum rate of LIBOR plus 4.25% to 6.0%. The interest rate may also be adjusted depending upon the syndication of the Monroe Term Loan. No warrants were issued in connection with the Monroe Term Loan.

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

          On April 30, 2008, Butler entered into a Second Amendment to Second Lien Credit Agreement (“Second Amendment”) with Monroe dated as of April 29, 2008. The Second Amendment provides, among other matters, that Monroe will until May 30, 2008, or the date upon which a Forbearance Default (as defined) occurs, forbear from the exercise of any of its rights and remedies arising out of any Event of Default (as defined).

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

          On June 27, 2008, the Company entered into a Fourth Amendment to Second Lien Credit Agreement (“Fourth Amendment”) with Monroe, dated as of June 26, 2008. The Fourth Amendment provided for the following matters, among others: (i) an extension of the “Term Loan B Maturity Date” (as defined) to July 15, 2008, (ii) a waiver of the principal payment due on July 1, 2008; and (iii) Monroe’s forbearance until July 15, 2008, or the date upon which a Forbearance Default (as defined) occurs, from the exercise of any of its rights and remedies arising out of certain Events of Default (as defined).

          On July 1, 2008, the Company obtained an extension of its credit facilities with GECC and Monroe to August 1, 2009.

          Pursuant to the terms of the Eighth Amendment and Waiver to the Third Amended and Restated Credit Agreement between the Company and GECC dated July 1, 2008 (“Amended Senior Revolving Facility”), interest will accrue on Revolving Credit Advances (as defined) at the following rates: (i) for the period commencing on July 1, 2008 and ending on September 30, 2008, either the Index Rate (as defined) plus 5.5% per annum, the applicable LIBOR Rate (as defined) plus 7.0% per annum, or the applicable Commercial Paper Rate (as defined) plus 7.0% per annum, at the election of the Company, and (ii) for the period commencing on October 1, 2008 and ending on the Commitment Termination Date (as defined), either the Index Rate plus 7.5% per annum, the applicable LIBOR Rate plus 9.0% per annum, or, the applicable Commercial Paper Rate plus 9.0% per annum, at the election of the Company. The Company also agreed to pay certain fees to GECC if Borrowing Availability drops below certain specified levels through the Commitment Termination Date (as defined). An amendment fee of $50,000 was paid in connection with execution of the Amended Senior Revolving Facility.

          Pursuant to the terms of the Fifth Amendment to Second Lien Credit Agreement between the Company and Monroe dated July 1, 2008 (“Amended Term Loan”), interest will accrue on the Amended Term Loan at a rate equal to the greater of (A) the Index Rate (as defined) plus seven percent (7%) per annum, or, the applicable LIBOR Rate (as defined) plus eight percent (8%), at the election of the Company, and (B) the rate payable by BSG under the Amended Senior Revolving Facility, plus two percent (2%) per annum. Additionally, in-kind interest at a rate of two percent (2%) per annum is also payable. As a further provision to the Amended Term Loan, the principal payment due on or about October 1, 2008 under the original Monroe Term Loan was waived. An amendment fee of $500,000 will be due and payable to Monroe upon the earliest of (i) August 1, 2009, or (ii) termination of the Amended Term Loan, and additional work fees of $300,000 will be due and payable over the next four months.

          Pursuant to the terms of both credit documents, the Company is required to take steps to increase liquidity. In addition, both facilities require the Company to have Funded Debt (as defined) on January 2, 2009, of not more than $44,872,006.67, and require compliance with certain other financial covenants on an on-going basis and other covenants to be met on or about January 2, 2009. Both facilities also require the Company to pay all future dividends on its preferred stock as payments in-kind. Finally, under both facilities, the Company was granted until September 15, 2008 to comply with certain reporting requirements, and all existing Defaults and Events of Default (as defined) were waived.

          On December 15, 2006, Butler issued to certain institutional investors, non-institutional investors and related parties $8.5 million in shares of Series A 7% Mandatorily Redeemable Preferred Stock (the “Shares”) and vested warrants to purchase 2,125,000 shares of the Company’s common stock at $2.00 per share, in a private placement. The warrants are callable under certain circumstances. Each share of preferred stock, along with warrants to purchase 250 shares of the Company’s common stock, was issued at a price of $1,000 per share. Butler’s Series A 7% Mandatorily Redeemable Preferred Stock consists of 8,500 outstanding shares, has no voting rights, except in limited circumstances, and are not convertible into common stock. The Series A 7% Mandatorily Redeemable Preferred Stock accrues dividends at the rate of 7% per annum, based upon a liquidation value of $1,000 per share, payable in cash and are redeemable July 11, 2011. The aggregate liquidation preference at September 30, 2007 and December 31, 2006 was $8.5 million.

           In September 2007, the Company issued 212,500 shares of common stock at $1.10 per share to the stockholders’ of the Series A 7% Mandatorily Redeemable Preferred Stock with a fair value of approximately $234,000. The common stock was issued in connection with an amendment to the Company’s Series A 7% Mandatorily Redeemable Preferred Stock charter provision. The fair value of the common stock is amortized over the term of the Series A 7% Mandatorily Redeemable Preferred Stock which is through July 11, 2011.

          Butler has a 10-year, mortgage for its corporate office facility in Montvale, New Jersey, totaling $6.6 million as of September 30, 2007. The mortgage note has a fixed interest rate at 6.85%. The mortgage note contains various financial and other covenants including the requirement to meet certain fixed charge coverage and liquidity amounts. The Company is in compliance with all covenants at September 30, 2007 and December 31, 2006.

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

Anticipated cash flows

          As we approach the maturity of the Senior Revolving Loan and the maturity of the Monroe Term Loan on August 1, 2009, we will be required to either refinance with GECC and Monroe or to find a new lender. If we are unable to obtain new financing upon the termination of our current financing arrangement, it would have a material adverse effect on our business, financial condition and results of operations. See Liquidity and Capital Resources – Financing Activities section for discussion of our debt arrangements.

          Further, pursuant to the terms of both credit documents, we are required to take steps to increase liquidity. Both lenders require us to have Funded Debt (as defined) on January 2, 2009, of not more than approximately $45 million, and require compliance with certain other financial covenants on an on-going basis and other covenants to be met on or about January 2, 2009 and require us to pay all future dividends on our preferred stock as payments in-kind.

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

          Management anticipates that the existing resources and working capital should be sufficient to satisfy our foreseeable cash requirements. Of course, such expectations may prove to be incorrect. Moreover, GECC’s Senior Revolving facility and our Monroe Term Loan mature on August 1, 2009 requiring the Company to obtain new financing upon the termination of our current financing arrangement. While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Off-balance sheet arrangements

          We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          There were no material changes during the nine months ended September 30, 2007 to the critical accounting policies reported in our Annual Report on Form 10-K for the year ended December 31, 2006 with the exception of our adoption of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. See below for discussion of the impact of the provisions of FIN 48.

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

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will evaluate the impact of the provisions of SFAS No. 160 and will adopt this standard for our fiscal year beginning on December 29, 2008.

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

          The Company has a $5.3 million liability recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of approximately $0.4 million. Our liability for unrecognized tax benefits increased by approximately $0.3 million for the three months ended September 30, 2007, and approximately $0.9 million for the nine months ended September 30, 2007, including interest and penalties. We expect increases comparable to the current quarter for the remaining quarter of our 2007 fiscal year. Due to the expiration of certain statutes of limitation, we anticipate decreases to our unrecognized tax benefits of approximately $1.7 million within the next twelve months.

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

          Our exposure to market risk for changes in interest rates relates primarily to medium- and long-term debt. Variable interest rates disclosed represent the weighted average rates at the end of the period. There were no interest rate swap agreements outstanding at September 30, 2007. See Management’s Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources for discussion of new debt and refinancing.

          Butler’s international operations are directed from its office in Hyderabad, India. International operations accounted for approximately 1% of our sales for each of the three and nine month periods ended September 30, 2007 September 24, 2006, respectively. In each of the three and nine months ended September 30, 2007 and September 24, 2006, changes in foreign currency rates had an immaterial impact on sales and earnings per share.

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

Changes in Internal Control over Financial Reporting

          There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3. Defaults upon Senior Securities

          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources – Financing Activities” for a discussion of certain defaults (none of which were payment related), all of which have been cured.

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

Date: July 15, 2008	BUTLER INTERNATIONAL, INC.

(Registrant)

By: /s/ Edward M. Kopko

Edward M. Kopko
Chairman of the Board of Directors
Chief Executive Officer

By: /s/ Mark Koscinski.

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

10.35	(gg)

Eighth Amendment and Waiver to the Third Amended and Restated Credit Agreement dated as of July 1, 2008, by and among Butler Service Group, Inc., certain of its affiliates, and General Electric Capital Corporation in its individual capacity and as agent for the Lenders, filed as Exhibit No. 10.1 to the Registrant’s current report on Form 8-K, filed on July 3, 2008 and hereby incorporated by reference.

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

Second Amendment to Second Lien Credit Agreement, dated as of April 29, 2008 and executed April 30, 2008, by and among Butler Service Group, Inc., a New Jersey corporation, and Monroe, in its individual capacity and as agent for the Lenders, MC Funding Usters II LLC and MC Funding Ltd. filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2008, and hereby incorporated by reference.

10.77	(d)

Third Amendment to Second Lien Credit Agreement, dated as of May 28, 2008 and executed May 29, 2008, by and among Butler Service Group, Inc., a New Jersey corporation, and Monroe, in its individual capacity and as agent for the Lenders, MC Funding Usters II LLC and MC Funding Ltd. filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 4, 2008, and hereby incorporated by reference.

10.77	(e)

Letter Agreement, dated as of June 13, 2008, by and among Butler Service Group, Inc., a New Jersey corporation, and Monroe, in its individual capacity and as agent for the Lenders, Garrison Funding-2008-1 LTD., and Mc Funding Ltd. filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 17, 2008, and hereby incorporated by reference.

10.77	(f)

Fourth Amendment to Second Lien Credit Agreement, dated as of June 26, 2008, and entered into on June 27, 2008 by and among Butler Service Group, Inc. and Monroe, in its individual capacity and as agent for the Lenders, Garrison Funding-2008-1 LTD, and MC Funding Ltd., filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 3, 2008, and hereby incorporated by reference.

10.77	(g)

Fifth Amendment to Second Lien Credit Agreement, dated as of July 1, 2008, by and among Butler Service Group, Inc., and Monroe, in its individual capacity and as agent for the Lenders, Garrison Funding-2008-1 LTD, and MC Funding Ltd., filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 3, 2008, and hereby incorporated by reference.

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